Form 10-Q
period 2021-03-31
Digital Brands Group, Inc.
filed 2021-06-28
CIK 1668010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 001-40400

DIGITAL BRANDS GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	46-1942864
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1400 Lavaca Street

Austin, TX 78701

(Address of principal executive offices, including zip code)

Tel: (209) 651-0172

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and emerging growth company in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if this registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 28, 2021 the Company had 10,975,074 shares of common stock, $0.0001 par value, issued and outstanding

DIGITAL BRANDS GROUP, NC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

DIGITAL BRANDS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$711,203	$575,986
Accounts receivable, net	12,832	35,532
Due from factor, net	181,032	210,033
Inventory	589,783	1,163,279
Prepaid expenses	218,853	23,826
Total current assets	1,713,703	2,008,656
Deferred offering costs	409,409	214,647
Property, equipment and software, net	53,293	62,313
Goodwill	6,479,218	6,479,218
Intangible assets, net	7,403,000	7,494,667
Deposits	92,668	92,668
Total assets	$16,151,291	$16,352,169

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$5,964,045	$5,668,703
Accrued expenses and other liabilities	1,343,721	1,245,646
Deferred revenue	—	1,667
Due to related parties	378,676	441,453
Convertible notes, current	100,000	700,000
Accrued interest payable	1,131,518	737,039
Note payable - related party	137,856	137,856
Venture debt, current	300,000	5,854,326
Loan payable, current	1,563,000	992,000
Promissory note payable	4,500,000	4,500,000
Total current liabilities	15,418,816	20,278,690
Convertible notes	2,418,013	1,215,815
Loan payable	1,485,044	709,044
Venture debt, net of discount	5,668,319	—
Warrant liability	5,703	6,265
Total liabilities	24,995,895	22,209,814

Commitments and contingencies (Note 12)

Stockholders' deficit:
Series Seed convertible preferred stock, $0.0001 par, 20,714,518 shares authorized, 20,714,518 shares issued and outstanding at both March 31, 2021 and December 31, 2020. Convertible into one share of common stock. Liquidation preference of $5,633,855 as of both March 31, 2021 and December 31, 2020	2,071	2,071
Series A convertible preferred stock, $0.0001 par, 14,481,413 shares authorized, 5,654,072 shares issued and outstanding at both March 31, 2021 and December 31, 2020. Convertible into one share of common stock. Liquidation preference of $2,713,955 as of both March 31, 2021 and December 31, 2020	565	565
Series A-2 convertible preferred stock, $0.0001 par, 20,000,000 shares authorized, 5,932,742 shares issued and outstanding at both March 31, 2021 and December 31, 2020. Convertible into one share of common stock. Liquidation preference of $2,966,371 as of both March 31, 2021 and December 31, 2020	593	593
Series A-3 convertible preferred stock, $0.0001 par, 18,867,925 shares authorized, 9,032,330 shares issued and outstanding at both March 31, 2021 and December 31, 2020. Convertible into one share of common stock. Liquidation preference of $4,787,135 as both March 31, 2021 and December 31, 2020	904	904
Series CF convertible preferred stock, $0.0001 par, 2,000,000 shares authorized, 836,331 shares issued and outstanding at both March 31, 2021 and December 31, 2020. Convertible into one share of common stock. Liquidation preference of $434,890 as of both March 31, 2021 and December 31, 2020	83	83
Series B convertible preferred stock, $0.0001 par, 20,714,517 shares authorized, issued and outstanding at both March 31, 2021 and December 31, 2020. Convertible into one share of common stock. Liquidation preference of $11,000,000 as of both March 31, 2021 and December 31, 2020	2,075	2,075
Undesignated preferred stock, $0.0001 par, 936,144 shares authorized, 0 shares issued and outstanding as of both March 31, 2021 and December 31, 2020 Common stock, $0.0001 par, 110,000,000 shares authorized, 664,167 and 664,167 shares issued and outstanding as of both March 31, 2021 and December 31, 2020	66	66
Additional paid-in capital	27,518,971	27,481,995
Accumulated deficit	(36,369,932)	(33,345,997)
Total stockholders' deficit	(8,844,604)	(5,857,645)
Total liabilities and stockholders' deficit	$16,151,291	$16,352,169

See the accompanying notes to the unaudited condensed consolidated financial statements

DIGITAL BRANDS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31,
	2021	2020
Net revenues	$408,405	$2,576,685
Cost of net revenues	615,942	1,222,793
Gross profit (loss)	(207,537)	1,353,892
Operating expenses:
General and administrative	1,907,518	2,475,043
Sales and marketing	170,820	317,876
Distribution	63,578	138,435
Total operating expenses	2,141,916	2,931,354
Loss from operations	(2,349,453)	(1,577,462)
Other income (expense):
Interest expense	(675,044)	(314,975)
Other non-operating income (expenses)	562	—
Total other income (expense), net	(674,482)	(314,975)
Provision for income taxes	—	14,090
Net loss	$(3,023,935)	$(1,906,527)
Weighted average common shares outstanding -
basic and diluted	664,167	664,167
Net loss per common share - basic and diluted	$(4.55)	$(2.87)

See the accompanying notes to the unaudited condensed consolidated financial statements

DIGITAL BRANDS GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Series Seed		Series A		Series A-2		Series A-3		Series CF		Series B				Additional			Total
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Subscription	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Deficit

Balance at December 31, 2019	20,714,518	$2,071	5,654,072	$565	5,932,742	$593	8,223,036	$823	126,641	$12	—	$—	664,167	$66	$15,486,050	$(22,677)	$(22,617,702)	$(7,150,199)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	49,932	—	—	49,932
Issuance of Series A-3 preferred stock	—	—	—	—	—	—	809,294	81	—	—	—	—	—	—	428,845	(117,614)	—	311,312
Issuance of Series B preferred stock	—	—	—	—	—	—	—	—	—	—	20,754,717	2,075	—	—	10,997,925	—	—	11,000,000
Offering costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(31,690)	—	—	(31,690)
Fair value of warrant issuances - venture debt	—	—	—	—	—	—	—	—	—	—	—	—	—	—	58,421	—	—	58,421
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	-	—	(1,906,527)	(1,906,527)
Balance at March 31, 2020	20,714,518	$2,071	5,654,072	$565	5,932,742	$593	9,032,330	$904	126,641	$12	20,754,717	$2,075	664,167	$66	$26,989,483	$(140,291)	$(24,524,229)	$2,331,249

Balance at December 31, 2020	20,714,518	$2,071	5,654,072	$565	5,932,742	$593	9,032,330	$904	836,331	$83	20,754,717	$2,075	664,167	$66	$27,481,995	$—	$(33,345,997)	$(5,857,645)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	36,976	—	—	36,976
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,023,935)	(3,023,935)
Balance at March 31, 2021	20,714,518	$2,071	5,654,072	$565	5,932,742	$593	9,032,330	$904	836,331	$83	20,754,717	$2,075	664,167	$66	$27,518,971	$—	$(36,369,932)	$(8,844,604)

See the accompanying notes to the unaudited condensed consolidated financial statements

DIGITAL BRANDS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(3,023,935)	$(1,906,527)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	100,687	110,882
Amortization of loan discount and fees	223,065	52,140
Stock-based compensation	36,976	49,932
Change in fair value of warrant liability	(562)	—
Change in credit reserve	3,335	(58,132)
Changes in operating assets and liabilities:
Accounts receivable, net	22,700	45,637
Due from factor, net	(6,950)	(67,378)
Inventory	573,496	30,224
Other current assets	(195,027)	155,411
Accounts payable	195,528	1,135,762
Accrued expenses and other liabilities	98,075	(608,047)
Deferred revenue	(1,667)	(15,231)
Accrued compensation - related party	(62,777)	(16,107)
Accrued interest	394,479	251,230
Net cash (used in) provided by operating activities	(1,642,577)	(840,204)
Cash flows from investing activities:
Cash acquired in business combination	—	106,913
Deposits	—	43,510
Net cash provided by investing activities	—	150,423
Cash flows from financing activities:
Proceeds from related party advances	—	122,414
Advances from factor	32,617	180,552
Proceeds from venture debt	—	250,000
Issuance of loans payable	1,347,050	—
Issuance of convertible notes payable	528,650	—
Proceeds from sale of Series A-3 preferred stock	—	428,926
Subscription receivable from Series A-3 preferred stock	—	(117,614)
Offering costs	(130,523)	(43,353)
Net cash provided by (used in) financing activities	1,777,794	820,925
Net increase (decrease) in cash and cash equivalents	135,217	131,144
Cash and cash equivalents at beginning of period	575,986	40,469
Cash and cash equivalents at end of period	$711,203	$171,613

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Venture debt issued in exchange of forgiveness of accrued interest	$—	$209,211
Warrants issued for offering costs	$—	$918
Warrants issued with venture debt	$—	$58,421
Issuance of promisosry note payable in acquisition	$—	$4,500,000
Issuance of Series B preferred stock in acquisition	$—	$11,000,000

See the accompanying notes to the unaudited condensed consolidated financial statements

DIGITAL BRANDS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1: NATURE OF OPERATIONS

Digital Brands Group, Inc. (formerly Denim.LA, Inc.) (the “Company” or “DBG”), is a corporation organized September 17, 2012 under the laws of Delaware as a limited liability company under the name Denim.LA LLC. The Company converted to a Delaware corporation on January 30, 2013 and changed its name to Denim.LA, Inc. Effective December 31, 2020, the Company changed its name to Digital Brands Group, Inc. (DBG)

On February 12, 2020, Denim.LA, Inc. entered into an Agreement and Plan of Merger with Bailey 44, LLC, a Delaware Limited Liability Company. On the acquisition date, Bailey 44, LLC became a wholly owned subsidiary of the Company. See Note 4.

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) a pandemic. As the global spread of COVID-19 continues, DBG remains first and foremost focused on a people-first approach that prioritizes the health and well-being of its employees, customers, trade partners and consumers. To help mitigate the spread of COVID-19, DBG has modified its business practices in accordance with legislation, executive orders and guidance from government entities and healthcare authorities (collectively, “COVID-19 Directives”). These directives include the temporary closing of offices and retail stores, instituting travel bans and restrictions and implementing health and safety measures including social distancing and quarantines.

The full extent of the future impact of the COVID-19 pandemic on the Company’s operational and financial performance is currently uncertain and will depend on many factors outside the Company’s control, including, without limitation, the timing, extent, trajectory and duration of the pandemic, the development and availability of effective treatments and vaccines, and the imposition of protective public safety measures.

Reverse Stock Split

On May 12, 2021, the Board of Directors approved a one-for-15.625 reverse stock split of its issued and outstanding shares of common stock and a proportional adjustment to the existing conversion ratios for each series of the Company’s preferred stock (see Note 8). Accordingly, all share and per share amounts for all periods presented in the accompanying condensed consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect this reverse stock split and adjustment of the preferred stock conversion ratios.

Initial Public Offering

On May 13, 2021, the Company’s registration statement on Form S-1 relating to its initial public offering of its common stock (“the IPO”) was declared effective by the Securities and Exchange Commission (“SEC”). In the IPO, which closed on May 18, 2021, the Company issued and sold 2,409,639 shares of common stock at a public offering price of $4.15 per share. Additionally, the Company issued warrants to purchase 2,771,084 shares, which includes 361,445 warrants sold upon the partial exercise of the over-allotment option. The aggregate net proceeds to the Company from the IPO, inclusive of the proceeds from the over-allotment exercise, were approximately $8.4 million after deducting underwriting discounts and commissions of $0.8 million and estimated offering expenses of approximately $0.8 million. Concurrent with this offering, the Company acquired Harper & Jones, LLC (See Notes 4 and 13).

NOTE 2: GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated profits since inception, has sustained net losses of $3,023,935 and $1,906,527 for the three months ended March 31, 2021 and 2020, respectively, and has incurred negative cash flows from operations for the years ended March 31, 2021 and 2020. The Company has historically lacked liquidity to satisfy obligations as they come due and as of March 31, 2021, and the Company had a working capital deficit of $13,705,113. The Company expects to continue to generate operating losses for the foreseeable future.

DIGITAL BRANDS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Management Plans

As of June 28, 2021, the date of issuance of these unaudited interim condensed consolidated financial statements, the Company expects that its cash and cash equivalents of $711,203 as of March 31, 2021, together with the approximate $9.8 million of net proceeds received from the Company’s IPO, inclusive of the proceeds from the over-allotment exercise, and measures described below, will be sufficient to fund its operating expenses, debt obligations and capital expenditure requirements for at least one year from the date these consolidated financial statements are issued.

Throughout the next twelve months, the Company intends to fund its operations from the funds raised through the IPO.  Additionally, the Company intends to fund operations from increased revenues as new designs and collections will be deployed in the second half of 2021, through settlement or renegotiation of aged payables and outstanding debt, and continuing its cost cutting measures.

The Company also plans to continue to fund its capital funding needs through a combination of public or private equity offerings, debt financings or other sources. There can be no assurance as to the availability or terms upon which such financing and capital might be available in the future. If the Company is unable to secure additional funding, it may be forced to curtail or suspend its business plans.

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”).

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated balance sheet as of March 31, 2021, the unaudited condensed consolidated statements of operations for the three months ended March 31, 2021 and 2020 and of cash flows for the three months ended March 31, 2021 and 2020 have been prepared by the Company, pursuant to the rules and regulations of the SEC for the interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The unaudited interim consolidated financial statements have been prepared on a basis consistent with the audited consolidated financial statements and in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the results for the interim periods presented and of the financial condition as of the date of the interim consolidated balance sheet.

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2020 included in the Company’s prospectus that forms a part of the Company’s Registration Statement on Form S-1 ( File No. 333-255193). The prospectus was filed with the SEC pursuant to Rule 424(b)(4) on May 17, 2021.

Principles of Consolidation

These condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Bailey 44, LLC. All inter-company transactions and balances have been eliminated on consolidation.

DIGITAL BRANDS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Equivalents and Concentration of Credit Risk

The Company considers all highly liquid securities with an original maturity of less than three months to be cash equivalents. As of March 31, 2021 and December 31, 2020, the Company did not hold any cash equivalents. The Company’s cash and cash equivalents in bank deposit accounts, at times, may exceed federally insured limits of $250,000.

Fair Value of Financial Instruments

FASB guidance specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy are as follows:

Level 1 — Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 1 primarily consists of financial instruments whose value is based on quoted market prices such as exchange-traded instruments and listed equities.

Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly (e.g., quoted prices of similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active).

Level 3 — Unobservable inputs for the asset or liability. Financial instruments are considered Level 3 when their fair values are determined using pricing models, discounted cash flows or similar techniques and at least one significant model assumption or input is unobservable.

The Company’s financial instruments consist of cash and cash equivalents, accounts payable, accrued expenses, due to related parties, related party note payable, and convertible debt. The carrying value of these assets and liabilities is representative of their fair market value, due to the short maturity of these instruments.

Certain of the Company’s common stock warrants are carried at fair value. The fair value of the Company’s common stock warrant liabilities has been measured under the Level 3 hierarchy using the Black-Scholes pricing model. (See Note 10). The Company’s underlying common stock has no observable market price and was valued using a market approach. Changes in common stock warrant liability during the three months ended March 31, 2021 are as follows:

Warrant
Liability
Outstanding as of December 31, 2020	$6,265
Change in fair value	(562)
Outstanding as of March 31, 2021	$5,703

DIGITAL BRANDS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Inventory

Inventory is stated at the lower of cost or net realizable value and accounted for using the weighted average cost method and first-in, first-out method for Bailey. The inventory balances as of March 31, 2021 and December 31, 2020 consist substantially of finished good products purchased or produced for resale, as well as any materials the Company purchased to modify the products. As of March 31, 2021, the Company made an adjustment to mark down certain of its inventory to net realizable value.

Property, Equipment, and Software

Property, equipment, and software are recorded at cost. Depreciation/amortization is recorded for property, equipment, and software using the straight-line method over the estimated useful lives of assets. The Company reviews the recoverability of all long-lived assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset might not be recoverable. The balances at March 31, 2021 and December 31, 2020 consist of software with three (3) year lives, property and equipment with 3-10 year lives, and leasehold improvements which are depreciated over the shorter of the lease life or expected life.

Depreciation and amortization charges on property, equipment, and software are included in general and administrative expenses and amounted to $9,020 and $65,048 for the three months ended March, 31, 2021 and 2020, respectively. Capital assets as of March 31, 2021 and December 31, 2020 are as follows:

	March 31,	December 31,
	2021	2020
Computer equipment	$6,339	$57,810
Furniture and fixtures	182,139	207,140
Leasehold improvements	69,274	69,274
	257,752	334,224
Accumulated depreciation	(257,752)	(334,224)
Property and equipment, net	$—	$—
Software	$226,205	$278,405
Accumulated amortization	(172,912)	(216,092)
Software, net	$53,293	$62,313

Business Combinations

The Company accounts for acquisitions in which it obtains control of one or more businesses as a business combination. The purchase price of the acquired businesses is allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The excess of the purchase price over those fair values is recognized as goodwill. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments, in the period in which they are determined, to the assets acquired and liabilities assumed with the corresponding offset to goodwill. If the assets acquired are not a business, the Company accounts for the transaction or other event as an asset acquisition. Under both methods, the Company recognizes the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity. In addition, for transactions that are business combinations, the Company evaluates the existence of goodwill or a gain from a bargain purchase.

Goodwill represents the excess of the purchase price of an acquired entity over the fair value of identifiable tangible and intangible assets acquired and liabilities assumed in a business combination.

DIGITAL BRANDS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Intangible assets are established with business combinations and consist of brand names and customer relationships. Intangible assets with finite lives are recorded at their estimated fair value at the date of acquisition and are amortized over their estimated useful lives using the straight-line method. The estimated useful lives of amortizable intangible assets are as follows:

Customer relationships	3 years

Impairment of Long-Lived Assets

The Company reviews its long-lived assets (property and equipment and amortizable intangible assets) for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value.

Goodwill

Goodwill and identifiable intangible assets that have indefinite useful lives are not amortized, but instead are tested annually for impairment and upon the occurrence of certain events or substantive changes in circumstances. The annual goodwill impairment test allows for the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. An entity may choose to perform the qualitative assessment on none, some or all of its reporting units or an entity may bypass the qualitative assessment for any reporting unit and proceed directly to step one of the quantitative impairment test. If it is determined, on the basis of qualitative factors, that the fair value of a reporting unit is, more likely than not, less than its carrying value, the quantitative impairment test is required.

The quantitative impairment test calculates any goodwill impairment as the difference between the carrying amount of a reporting unit and its fair value, but not to exceed the carrying amount of goodwill. It is our practice, at a minimum, to perform a qualitative or quantitative goodwill impairment test in the first quarter every year.

During the three months ended March 31, 2021, management performed its annual qualitative impairment test. The Company determined no factors existed to conclude that it is more likely than not that the fair value of the reporting unit was less than its carrying amount.  As such, no goodwill impairment was recognized as of March 31, 2021.

Indefinite-Lived Intangible Assets

Indefinite-lived intangible assets established in connection with business combinations consist of the brand name. The impairment test for identifiable indefinite-lived intangible assets consists of a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

Convertible Instruments

U.S. GAAP requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. An exception to this rule is when the host instrument is deemed to be conventional as that term is described under applicable U.S. GAAP.

DIGITAL BRANDS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

When the Company has determined that the embedded conversion options should not be bifurcated from their host instruments, the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their stated date of redemption. The Company also records, when necessary, deemed dividends for the intrinsic value of conversion options embedded in preferred shares based upon the differences between the fair value of the underlying common stock at the commitment date of the transaction and the effective conversion price embedded in the preferred shares.

Accounting for Preferred Stock

ASC 480, Distinguishing Liabilities from Equity, includes standards for how an issuer of equity (including equity shares issued by consolidated entities) classifies and measures on its balance sheet certain financial instruments with characteristics of both liabilities and equity.

Management is required to determine the presentation for the preferred stock as a result of the redemption and conversion provisions, among other provisions in the agreement. Specifically, management is required to determine whether the embedded conversion feature in the preferred stock is clearly and closely related to the host instrument, and whether the bifurcation of the conversion feature is required and whether the conversion feature should be accounted for as a derivative instrument.

If the host instrument and conversion feature are determined to be clearly and closely related (both more akin to equity), derivative liability accounting under ASC 815, Derivatives and Hedging, is not required. Management determined that the host contract of the preferred stock is more akin to equity, and accordingly, liability accounting is not required by the Company. The Company has presented preferred stock within stockholders’ equity.

Costs incurred directly for the issuance of the preferred stock are recorded as a reduction of gross proceeds received by the Company, resulting in a discount to the preferred stock. The discount is not amortized.

Revenue Recognition

Revenues are recognized when performance obligations are satisfied through the transfer of promised goods to the Company’s customers. Control transfers upon shipment of product and when the title has been passed to the customers. This includes the transfer of legal title, physical possession, the risks and rewards of ownership, and customer acceptance. The Company provides the customer the right of return on the product and revenue is adjusted based on an estimate of the expected returns based on historical rates. The Company considers the sale of products as a single performance obligation. Sales tax collected from customers and remitted to taxing authorities is excluded from revenue and is included in accrued expenses. Revenue is deferred for orders received for which associated shipments have not occurred.

The reserve for returns totaled $27,691 and $5,229 as of March 31, 2021 and December 31, 2020, respectively, and is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

Cost of Revenues

Cost of revenues consists primarily of inventory sold and related freight-in.

Shipping and Handling

The Company recognizes shipping and handling billed to customers as a component of net revenues, and the cost of shipping and handling as a component of sales and marketing. Total shipping and handling billed to customers as a component of net revenues was approximately $0 and $3,800 for the three months ended March 31, 2021 and 2020, respectively. Total shipping and handling costs included in distribution costs were approximately $60,000 and $57,000 for the three months ended March 31, 2021 and 2020, respectively.

DIGITAL BRANDS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Advertising and Promotion

Advertising and promotional costs are expensed as incurred. Advertising and promotional expense for the three months ended March 31, 2021 and 2020 amounted to approximately $3,800 and $61,000 respectively, which is included in sales and marketing expense.

Common Stock Purchase Warrants and Other Derivative Financial Instruments

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedging relationships and the types of relationships designated are based on the exposures hedged. At March 31, 2021 and December 31, 2020, the Company did not have any derivative instruments that were designated as hedges.

Stock Option and Warrant Valuation

Stock option and warrant valuation models require the input of highly subjective assumptions. The fair value of stock-based payment awards was estimated using the Black-Scholes option model with a volatility figure derived from an index of historical stock prices for comparable entities. For warrants and stock options issued to non- employees, the Company accounts for the expected life based on the contractual life of the warrants and stock options. For employees, the Company accounts for the expected life of options in accordance with the “simplified” method, which is used for “plain-vanilla” options, as defined in the accounting standards codification. The risk-free interest rate was determined from the implied yields of U.S. Treasury zero-coupon bonds with a remaining life consistent with the expected term of the options.

Stock-Based Compensation

The Company accounts for stock-based compensation costs under the provisions of ASC 718, Compensation — Stock Compensation, which requires the measurement and recognition of compensation expense related to the fair value of stock-based compensation awards that are ultimately expected to vest. Stock based compensation expense recognized includes the compensation cost for all stock-based payments granted to employees, officers, and directors based on the grant date fair value estimated in accordance with the provisions of ASC 718. ASC 718 is also applied to awards modified, repurchased, or cancelled during the periods reported. Stock-based compensation is recognized as expense over the employee’s requisite vesting period and over the nonemployee’s period of providing goods or services.

Deferred Offering Costs

The Company complies with the requirements of ASC 340, Other Assets and Deferred Costs, with regards to offering costs. Prior to the completion of an offering, offering costs are capitalized. The deferred offering costs are charged to additional paid-in capital or as a discount to debt, as applicable, upon the completion of an offering or to expense if the offering is not completed. As of March 31, 2021 and December 31, 2020, the Company had capitalized $409,409 and $214,647, respectively, in deferred offering costs.

DIGITAL BRANDS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Segment Information

In accordance with ASC 280, Segment Reporting (“ASC 280”), we identify our operating segments according to how our business activities are managed and evaluated. As of March 31, 2021 our operating segments included: DSTLD and Bailey 44. Each operating segment currently reports to the Chief Executive Officer. Each of our brands serve or are expected to serve customers through our wholesale and online channels, allowing us to execute on our omni-channel strategy. We have determined that each of our operating segments share similar economic and other qualitative characteristics, and therefore the results of our operating segments are aggregated into one reportable segment. All of the operating segments have met the aggregation criteria and have been aggregated and are presented as one reportable segment, as permitted by ASC 280. We continually monitor and review our segment reporting structure in accordance with authoritative guidance to determine whether any changes have occurred that would impact our reportable segments.

Income Taxes

The Company uses the liability method of accounting for income taxes as set forth in ASC 740, Income Taxes. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is unlikely that the deferred tax assets will not be realized. We assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date. In accordance with ASC 740-10, for those tax positions where there is a greater than 50% likelihood that a tax benefit will be sustained, our policy will be to record the largest amount of tax benefit that is more likely than not to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit will be recognized in the financial statements.

Net Loss per Share

Net earnings or loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period, excluding shares subject to redemption or forfeiture. The Company presents basic and diluted net earnings or loss per share. Diluted net earnings or loss per share reflect the actual weighted average of common shares issued and outstanding during the period, adjusted for potentially dilutive securities outstanding. Potentially dilutive securities are excluded from the computation of the diluted net loss per share if their inclusion would be anti-dilutive. As all potentially dilutive securities are anti-dilutive as of March 31, 2021 and 2020, diluted net loss per share is the same as basic net loss per share for each year. Potentially dilutive items outstanding as of March 31, 2021 and 2020 are as follows:

	March 31,
	2021	2020
Series Seed Preferred Stock (convertible to common stock)	20,714,518	20,714,518
Series A Preferred Stock (convertible to common stock)	5,654,072	5,654,072
Series A-2 Preferred Stock (convertible to common stock)	5,932,742	5,932,742
Series CF Preferred Stock (convertible to common stock)	836,331	126,641
Series A-3 Preferred Stock (convertible to common stock)	9,032,330	9,032,330
Series B Preferred Stock (convertible to common stock)	20,754,717	20,754,717
Common stock warrants	914,539	572,845
Preferred stock warrants	806,903	806,903
Stock options	1,163,103	1,084,215
Total potentially dilutive shares	65,809,254	64,678,983

All shares of preferred stock are convertible into shares of common stock at a ratio of 15.625:1 per share. See Note 13.

DIGITAL BRANDS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Concentrations

The Company utilized three vendors that made up 96% of all inventory purchases during the three months ended March 31, 2021 and two vendors that made up 24% of all inventory purchases during the three months ended March 31, 2020. The loss of one of these vendors, may have a negative short-term impact on the Company’s operations; however, we believe there are acceptable substitute vendors that can be utilized longer-term.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”)  2020-06, which simplifies the guidance on the issuer’s accounting for convertible debt instruments by removing the separation models for convertible debt with a cash conversion feature and convertible instruments with a beneficial conversion feature. As a result, entities will not separately present in equity an embedded conversion feature in such debt and will account for a convertible debt instrument wholly as debt, unless certain other conditions are met. The elimination of these models will reduce reported interest expense and increase reported net income for entities that have issued a convertible instrument that is within the scope of ASU 2020-06. ASU 2020-06 is applicable for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company has elected to early adopt this ASU and the adoption of this ASU did not have a material impact on the Company’s consolidated financial statements and related disclosures.

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02: Leases (Topic 842). The new guidance generally requires an entity to recognize on its balance sheet operating and financing lease liabilities and corresponding right-of-use assets. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2018 and early adoption is permitted. The new standard requires a modified retrospective transition for existing leases to each prior reporting period presented. The Company has elected to utilize the extended adoption period available to the Company as   an emerging growth company and has not currently adopted this standard. This standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2021. The Company is currently evaluating the impact of the adoption of ASU 2016-02 on its financial position, results of operations and cash flows once adopted.

Management does not believe that any other recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

NOTE 4: BUSINESS COMBINATIONS

On February 12, 2020, the Company acquired 100% of the membership interests of Bailey 44, LLC, a Delaware limited liability company (“Bailey”).  The purchase price consideration included (i) an aggregate of 20,754,717 shares of Series B Preferred Stock of the Company (the “Parent Stock”) and (ii) a promissory note in the principal amount of $4,500,000.

Of the shares of Parent Stock issued in connection with the Merger, 16,603,773 shares were delivered on the effective date of the Merger (the “Initial Shares”) and four million one hundred fifty thousand nine hundred forty four (4,150,944) shares were held back solely, and only to the extent necessary, to satisfy any indemnification obligations of Bailey or the Holders pursuant to the terms of the Merger Agreement (the “Holdback Shares”).

DIGITAL BRANDS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

DBG agreed that if at that date which is one year from the closing date of the Company’s IPO, the product of the number of shares of Parent Stock issued under the Merger multiplied by the sum of the closing price per share of the common stock of the Company on such date, plus Sold Parent Stock Gross Proceeds (as that term is defined in the Merger Agreement), does not exceed the sum of $11,000,000 less the value of any Holdback Shares cancelled further to the indemnification provisions of the Merger Agreement, then the Company shall issue to the Holders pro rata an additional aggregate number of shares of common stock of the Company equal to the valuation shortfall at a per share price equal to the then closing price per share of the common stock of the Company.

Series B preferred stock	$11,000,000
Promissory note payable	4,500,000
Purchase price consideration	$15,500,000

Purchase Price
Allocation
Cash and cash equivalents	$106,913
Accounts receivable, net	37,479
Due from factor, net	(312,063)
Inventory	3,303,660
Prepaid expenses	165,856
Deposits	187,493
Property, equipment and software, net	1,215,748
Goodwill	6,479,218
Intangible assets	8,600,000
Accounts payable	(3,397,547)
Accrued expenses and other liabilities	(886,757)
Purchase price consideration	$15,500,000

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information presents the Company’s financial results as if the Bailey acquisition had occurred as of January 1, 2020. The unaudited pro forma financial information is not necessarily indicative of what the financial results actually would have been had the acquisitions been completed on this date. In addition, the unaudited pro forma financial information is not indicative of, nor does it purport to project, the Company’s future financial results. The following unaudited pro forma financial information includes incremental property and equipment depreciation and intangible asset amortization as a result of the acquisitions. The pro forma information does not give effect to any estimated and potential cost savings or other operating efficiencies that could result from the acquisition:

Three Months Ended
March 31,
2020
Net revenues	$4,596,508
Net loss	$(3,964,927)
Net loss per common share	$(5.97)

DIGITAL BRANDS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Completed Business Combination

On October 14, 2020, the Company entered into a Membership Interest Purchase Agreement (the “Agreement”) with D. Jones Tailored Collection, Ltd., a Texas limited partnership (“Seller”), to acquire all of the outstanding membership interests of Harper & Jones LLC (“H&J”) concurrent with the closing of an initial public offering by the Company (the “Transaction”). Pursuant to the Agreement, Seller, as the holder of all of the outstanding membership interests of H&J, will exchange all of such membership interests for a number of common stock of the Company equal to the lesser of (i) $9.1 million at a per share price equal to the initial public offering price of the Company’s shares offered pursuant to its initial public offering or (ii) the number of Subject Acquisition Shares; “Subject Acquisition Shares” means the percentage of the aggregate number of shares of the Company’s common stock issued pursuant to the Agreement, which is the percentage that Subject Seller Dollar Value is in relation to Total Dollar Value. “Subject Seller Dollar Value” means $9.1 million. “Total Dollar Value” means the sum of Existing Holders Dollar Value plus the Bailey Holders Dollar Value plus the aggregate dollar value with respect to all other acquisitions to be completed by the Company concurrently with its initial public offering (including the Subject Seller Dollar Value). “Existing Holders Dollar Value” means $40.0 million. “Bailey Holders Dollar Value” means $11.0 million. In addition, the Company will contribute to H&J a $500,000 cash payment that will be allocated towards H&J’s debt outstanding immediately concurrent to the closing of the Transaction. Twenty percent of the shares of the Company issued to Seller at the closing will be issued into escrow to cover possible indemnification obligations of Seller and post-closing adjustments under the Agreement.

If, at the one year anniversary of the closing date of the Company’s initial public offering, the product of the number of shares of the Company’s common stock issued at the closing of the Transaction multiplied by the average closing price per share of the shares of the Company’s common stock as quoted on the NasdaqCM for the thirty (30) day trading period immediately preceding such date plus Sold Buyer Shares Gross Proceeds does not exceed the sum of $9.1 million less the value of any shares of the Company’s common stock cancelled further to any indemnification claims made against Seller or post-closing adjustments under the Agreement, then the Company shall issue to Seller an additional aggregate number of shares of the Company’s common stock equal to the valuation shortfall at a per share price equal to the then closing price per share of the Company’s common stock as quoted on the NasdaqCM (the “Valuation Shortfall”).

Concurrently, the Company will cause a number of shares of the Company’s common stock or common stock equivalents held by certain of its affiliated stockholders prior to the closing of the Transaction to be cancelled in an equivalent Dollar amount as the Valuation Shortfall on a pro rata basis in proportion to the number of shares of the Company’s common stock or common stock equivalents held by each of them. “Sold Buyer Shares Gross Proceeds” means the aggregate gross proceeds received by Seller from sales of Sold Buyer Shares within the period that is one (1) year from the Closing Date. “Sold Buyer Shares” means shares of the Company’s common stock issued to Seller further to the Transaction and which are sold by Seller within the period that is one (1) year from the closing of the Transaction.

The acquisition agreement with Harper & Jones did not occur during the current reporting period and was contingent upon an initial public offering, which occurred in May 2021 (see Note 13). According, acquisition accounting under ASC 805 has not been completed and preparation of historical financials remain in progress at the time these financial statements were available to be issued.

NOTE 5: DUE FROM FACTOR

The Company, via its subsidiary, Bailey, assigns a portion of its trade accounts receivable to a third- party factoring company, who assumes the credit risk with respect to the collection of non-recourse accounts receivable. The Company may request advances on the net sales factored at any time before their maturity date, and up to 50% of eligible finished goods inventories. The factor charges a commission on the net sales factored for credit and collection services. Interest on advances is charged as of the last day of each month at a rate equal to the LIBOR rate plus 2.5%. Advances are collateralized by a security interest in substantially all of Bailley’s assets.

DIGITAL BRANDS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Due to/from factor consist of the following:

	March 31,	December 31,
	2021	2020
Outstanding receivables:
Without recourse	$201,870	$151,158
With recourse	22,812	42,945
Advances	—	56,246
Credits due customers	(43,650)	(40,316)
	$181,032	$210,033

NOTE 6: GOODWILL AND INTANGIBLE ASSETS

The Company recorded $6,479,218 in goodwill from the Bailey business combination in February 2020.

The following table summarizes information relating to the Company’s identifiable intangible assets as of March 31, 2021:

	Gross	Accumulated	Carrying
	Amount	Amortization	Value
Amortized:
Customer relationships	$1,100,000	$(412,500)	$687,500
	1,100,000	(412,500)	687,500

Indefinite-lived:
Brand name	$6,715,500	—	6,715,500
	$7,815,500	$(412,500)	$7,403,000

The Company recorded amortization expense of $91,667 and $45,844 during the three months ended March 31, 2021 and 2020, respectively, which is included in general and administrative expenses in the consolidated statements of operations.

NOTE 7: LIABILITIES AND DEBT

Accrued Expenses and Other Liabilities

The Company accrued expenses and other liabilities line in the consolidated balance sheets is comprised of the following as of March 31, 2021 and December 31, 2020:

	March 31,	December 31,
	2021	2020
Accrued expenses	$116,222	$92,074
Reserve for returns	27,691	5,229
Payroll related liabilities	889,503	843,704
Sales tax liability	195,028	196,410
Other liabilities	115,277	108,230
	$1,343,721	$1,245,646

Certain liabilities including sales tax and payroll related liabilities maybe be subject to interest in penalties. As of March 31, 2021 and December 31, 2020, payroll related labilities included approximately $217,000 and $152,000 in estimated penalties associated with accrued payroll taxes.

DIGITAL BRANDS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Venture Debt

In March 2017, the Company entered into a senior credit agreement with an outside lender for up to $4,000,000, dependent upon the achievement of certain milestones.  Through various amendments to the agreement, the credit agreement has been increased to approximately $6,000,000.  The loan bears interest at 12.5% per annum, compounded monthly, plus fees currently at $5,000 per month. In March 2021, the Company and its senior credit facility agreed to extend the maturity date of the credit agreement to December 31, 2022, with certain payments due as follows. If the Company consummates a follow on public offering on or before July 31, 2021, the Company is required to make a $3,000,000 payment on the loan within five business days after such public offering. In addition, if the Company consummates an additional follow-on offering thereafter on or before September 30, 2021, the Company is required to make another $3,000,000 payment on the loan within five business days after such public offering. If the Company does not consummate the initial follow on offering or, if the Company does but does not consummate the aforementioned second follow-on offering by September 30, 2021, the Company is required to make a $300,000 payment on the loan by September 30, 2021. As of the filing date of these financial statements, all defaults were cured and there are no additional expected defaults in the next twelve months.  Therefore, as of March 31, 2021, all venture debt is included as non-current with the exception of $300,000 included as current liabilities.

While the Company does not currently have a registration statement on file with the SEC to conduct a follow-on offering prior to July 31, 2021 and September 30, 2021, the Company may effect such an offering if market conditions are favorable for such an offering and should the representative agree to waive the standstill provision set forth herein. There is no assurance that even if market conditions are favorable that the representative will waive the standstill provision. In such a case the Company anticipates to make any required payments under its senior credit facility from cash generated from operations.

As of March 31, 2021 and December 31, 2020, the gross loan balance is $6,001,755.

The lender was also granted warrants to purchase common stock representing 1% of the fully diluted capitalization of the Company for each $1,000,000 of principal loaned under the agreement, which was increased to 1.358% during 2019. The relative fair value of the warrants is initially recorded as a discount to the note, which is amortized over its term. See Note 10 for further detail.

For the three months ended March 31, 2021 and 2020, $113,993 and $52,140 of these loan fees and discounts from warrants were amortized to interest expense, leaving unamortized balances of $33,436 and $147,389 as of March 31, 2021 and December 31, 2020, respectively. Unamortized balances are expected to be amortized through December 2022, the maturity date of the loan.

Interest expense and effective interest rate on this loan for the three months ended March 31, 2021 and 2020 was $199,986 and $164,046, and 20.9% and 18.4%, all respectively.

Convertible Debt

2020 Regulation CF Offering

During the year ended December 31, 2020, the Company received gross proceeds of $450,308 from a Regulation CF convertible debt offering. During the three months ended March 31, 2021, the Company received additional gross proceeds of $473,650. Interest was 6% per annum and the debt was due October 30, 2022. As of March 31, 2021 and December 31, 2020, issuance costs totaled $69,627 and $33,773, which was recognized as a debt discount and will be amortized through the date of IPO when such debt converted. During the three months ended March 31, 2021, $41,403 of the debt discount was amortized to interest expense.

Subsequent to March 31, 2021 and upon closing of the IPO, the outstanding principal and accrued and unpaid interest was converted into 319,661 shares of common stock based on the terms of the notes (see Note 13).

DIGITAL BRANDS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2020 Regulation D Offering

Concurrently with the offering above, in 2021 and 2020 the Company received gross proceeds of $55,000 and $800,000, respectively, from a Regulation D convertible debt offering. The debt accrued interest at a rate of 14% per annum with a maturity date of nine months from the date of issuance. The debt is contingently convertible and contains both automatic and optional conversions. The debt converts automatically upon an initial public offering of at least $10,000,000 in gross proceeds at a price per share equal to 50% of the IPO price. Upon the maturity date, the holders shall have the right to convert the debt at $23.44 per share. If, after the lock-up period, the price of the common stock is less than 50% of the IPO price, the Company shall issue additional shares to the holder as if the IPO price had been the closing price as of the day after the lock-up period. As the debt was not convertible at March 31, 2021, it was not included in dilutive share counts. As of March 31, 2021 and December 31, 2020, issuance costs totaled $100,000. In addition, the Company issued 512 warrants to purchase common stock in connection with the notes. The issuance costs and warrants are recognized as a debt discount and will be amortized over the life of the notes. The fair value of the warrants were determined to be negligible. During the three months ended March 31, 2021, $67,669 of the debt discount was amortized to interest expense.

Subsequent to March 31, 2021 and upon closing of the IPO, certain of the outstanding principal and accrued and unpaid interest was converted into 453,917 shares of common stock (see Note 13).

2019 Regulation D Offering

For the year ended December 31, 2019, the Company received gross proceeds of $799,280 from a Regulation D convertible debt offering. The debt accrued interest at a rate of 12% per annum with a maturity date of thirty-six months from the date of issuance. The debt was contingently convertible and contained both automatic and optional conversions. The debt converts automatically upon an initial public offering at $2.19 per share. If, prior to maturity there is a change in control event, the holders of a majority of the debt can vote to convert two times the value of the principle, with accrued interest being eliminated, at 1) the fair market value of the company’s common stock at the time of such conversion, 2) $2.19 per share, 3) dividing the valuation cap ($9,000,000) by the pre-money fully diluted capitalization. As the debt was not convertible at March 31, 2021, it was not included in dilutive share counts.

Subsequent to March 31, 2021 and upon closing of the IPO, the outstanding principal was converted into 362,055 shares of common stock (see Note 13).

All convertible debt that were subsequently converted into shares of common stock upon the closing of the IPO as noted above have been presented as non-current liabilities on the condensed consolidated balance sheet as of March 31, 2021.

Loan Payable — PPP and SBA Loan

In April 2020, the Company and Bailey each entered into a loan with a lender in an aggregate principal amount of $203,994 and $1,347,050, respectively, pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security (CARES) Act. In February 2021, Bailey entered into an 2nd Round PPP Loan for a principal amount of $1,347,050. The PPP Loans are evidenced by a promissory note (“Note”). Subject to the terms of the Note, the PPP Loans bear interest at a fixed rate of one percent (1%) per annum, with the first six months of interest deferred, has an initial term of two years, and is unsecured and guaranteed by the Small Business Administration. The Company may apply to the Lender for forgiveness of the PPP Loan, with the amount which may be forgiven equal to the sum of payroll costs, covered rent, and covered utility payments incurred by the Company during the applicable forgiveness period, calculated in accordance with the terms of the CARES Act. The Note provides for customary events of default including, among other things, cross-defaults on any other loan with the lender. The PPP Loans may be accelerated upon the occurrence of an event of default. The loan proceeds were used for payroll and other covered payments and is expected to be forgiven in full or in part based on current information available; however, formal forgiveness has not yet occurred as of the date of these financial statements.

DIGITAL BRANDS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The CARES Act additionally extended COVID relief funding for qualified small businesses under the Economic Injury Disaster Loan (EIDL) assistance program. On June 25, 2020 the Company was notified that their EIDL application was approved by the Small Business Association (SBA). Per the terms of the EIDL agreement, the Company received total proceeds of $150,000. The Loan matures in thirty years from the effective date of the Loan and has a fixed interest rate of 3.75% per annum.

Promissory Note Payable

As noted in Note 4, the Company issued a promissory note in the principal amount of $4,500,000 to the Bailey Holders pursuant to the Bailey acquisition. In February 2021, the maturity note of the agreement was extended from December 31, 2020 to July 31, 2021. The note incurs interest at 12% per annum. Interest expense was $135,000 and $67,500 for the three months ended March 31, 2021 and 2020, respectively, all of which was accrued and unpaid as of March 31, 2021.

NOTE 8: STOCKHOLDERS’ DEFICIT

Convertible Preferred Stock

As of March 31, 2021 and December 31, 2020, 20,714,518 shares of Series Seed Preferred Stock were issued and outstanding, 5,654,072 shares of Series A Preferred Stock were issued and outstanding, 5,932,742 shares of Series A-2 Preferred Stock were issued and outstanding, 836,331 shares of Series CF Preferred Stock were issued and outstanding, 9,032,330 shares of Series A-3 Preferred Stock were issued and outstanding, and 20,754,717 shares Series B Preferred Stock, all respectively.

The total liquidation preferences as of both March 31, 2021 and December 31, 2020 amounted to 27,536,206.

During the three months ended March 31, 2020, the Company issued 809,294 shares of Series A-3 Preferred Stock at price per share of $0.53.

During the three months ended March 31, 2020 the Company issued 20,754,717 shares of Series B Preferred Stock to the Bailey Holders pursuant to the Bailey acquisition at a price per share of $0.53 for a total fair value of $11,000,000. See Note 4.

Upon the closing of the Company’s IPO on May 18, 2021, all then-outstanding shares of Preferred Stock converted into an aggregate of 4,027,181 shares of common stock according to their terms.

Common Stock

The Company had 200,000,000 shares of common stock authorized with a par value of $0.0001 as of March 31, 2021 and December 31, 2020. As of March 31, 2021 and December 31, 2020, 664,167 shares of common stock were issued and outstanding. There were no shares of common stock issued during 2021 and 2020.

Common stockholders have voting rights of one vote per share. The voting, dividend, and liquidation rights of the holders of common stock are subject to and qualified by the rights, powers, and preferences of preferred stockholders.

NOTE 9: RELATED PARTY TRANSACTIONS

Employee Backpay, Loans Receivable and Loans Payable

As of March 31, 2021 and December 31, 2020, due to related parties includes advances from the former officer, Mark Lynn, who also serves as a director, totaling $194,568, and accrued salary and expense reimbursements of $184,107 and $246,885 to current officers. A portion of these balances was converted upon the IPO, see Note 13.

DIGITAL BRANDS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The current CEO, Hil Davis, previously advanced funds to the Company for working capital. These prior advances were converted to a note payable totaling $115,000 as of March 31, 2021 and December 31, 2020. The loan bears an interest rate of 5% per annum.

NOTE 10: SHARE-BASED PAYMENTS

Common Stock Warrants

During the three months ended March 31, 2020, the Company granted 152,280 common stock warrants to the venture debt lender with an exercise price of $0.16 per share. The warrants were valued at $58,421 using the below range of inputs using the Black-Scholes model.

During the Company’s Series A-3 Preferred Stock raise, the Company granted 2,603 common stock warrants at an exercise price of $0.53 per share to a funding platform in the three months ended March 31, 2020.

Three Months Ended
March 31,
2020
Risk Free Interest Rate	1.54 - 1.59%
Expected Dividend Yield	0.00%
Expected Volatility	58.0%
Expected Life (years)	10.00

A summary of information related to common stock warrants for the three months ended March 31, 2021 is as follows:

	Common	Weighted
	Stock	Average
	Warrants	Exercise Price
Outstanding - December 31, 2020	914,539	$2.66
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding - March 31, 2021	914,539	$2.66
Exercisable at March 31, 2021	914,539	$2.66

Preferred Stock Warrants

A summary of information related to preferred stock warrants for the three months ended March 31, 2021 is as follows:

	Preferred	Weighted
	Stock	Average
	Warrants	Exercise Price
Outstanding - December 31, 2020	806,903	$0.49
Exercised	—	—
Forfeited	—	—
Outstanding - March 31, 2021	806,903	$0.49
Exercisable at March 31, 2021	806,903	$0.49

DIGITAL BRANDS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Stock Options

A summary of information related to stock options under our 2013 Stock Plan for the three months ended March 31, 2021 is as follows:

		Weighted
		Average
	Options	Exercise Price
Outstanding - December 31, 2020	1,163,103	$2.34
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding - March 31, 2021	1,163,103	$2.34
Exercisable at March 31, 2021	912,558	$2.34

Weighted average duration (years) to expiration of outstanding options at March 31, 2021	5.77

There were no options granted during the three months ended March 31, 2021 and 2020. Stock-based compensation expense of $36,976 and $49,932 was recognized for the three months ended March 31, 2021 and 2020, respectively, and was recorded to general and administrative expense in the statements of operations. Total unrecognized compensation cost related to non-vested stock option awards as of March 31, 2021 amounted to $201,299 and will be recognized over a weighted average period of 1.55 years.

2020 Incentive Stock Plan

The Company has adopted a 2020 Omnibus Incentive Stock Plan (the “2020 Plan”). An aggregate of 3,300,000 shares of the Company’s common stock is reserved for issuance and available for awards under the 2020 Plan, including incentive stock options granted under the 2020 Plan. The 2020 Plan administrator may grant awards to any employee, director, consultant or other person providing services to us or our affiliates. As of March 31, 2021, no grants have been made under the 2020 Plan. See Note 13 for options granted to management concurrent with the IPO.

NOTE 11: LEASE OBLIGATIONS

In January 2018, the Company entered into a lease agreement requiring base rent payments of $14,500 per month for a 36-month term. The lease required a $43,500 deposit. The Company terminated its lease agreement in February 2020. The Company received $73,500 from the landlord, which included $43,500 from the security deposit and two-thirds of the brokerage commission payable for the sub-lease agreement.

Bailey leases facilities under operating leases with unrelated parties that expire at various dates through February 2029, however in July 2020 Bailey negotiated the early termination of the leases on two of its retail locations. The third lease was vacated and no additional liability is expected.

Total rent expense for the three months ended March 31, 2021 and 2020 was $132,789 and $282,197, respectively.

NOTE 12: CONTINGENCIES

The Company was in a lawsuit with our Los Angeles landlord in 2019. In February 2020, the Company settled with the landlord and terminated our lease agreement. The Company received $73,500 from the landlord, which included $43,500 from the security deposit and two-thirds of the brokerage commission payable for the sub-lease agreement, which will be received in 2020.

DIGITAL BRANDS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The premises have been vacated there is no additional liability.

On February 28, 2020, a Company vendor filed a lawsuit against the Company’s non-payment of trade payables totaling $123,000. Such amounts, including expected interest, are included in accounts payable in the accompanying consolidated balance sheets and the Company does not believe it is probable that losses in excess of such trade payables will be incurred. The Company is actively working to resolve this matter.

On March 25, 2020, a Bailey’s product vendor filed a lawsuit against Bailey for non-payment of trade payables totaling $492,390. Approximately the same amount is held in accounts payable for this vendor in the accompanying consolidated balance sheets and the Company does not believe it is probable that losses in excess of such trade payables will be incurred. The Company and product vendor have entered into a settlement, which will require the Company make ten monthly payments of approximately $37,000, starting in May 2021.  Upon completion of the payment schedule, any remaining amounts will be forgiven.  If the Company fails to meet its obligations based on the prescribed time frame, the full amount will be due with interest, less payments made.

On December 21, 2020, a Company investor filed a lawsuit against DBG for reimbursement of their investment totaling $100,000. Claimed amounts are included in short-term convertible note payable in the accompanying consolidated balance sheets and the Company does not believe it is probable that losses in excess of such short-term note payable will be incurred. The Company is actively working to resolve this matter.

In August 2020 and March 2021, two lawsuits were filed against Bailey’s by third-party’s related to prior services rendered. The claims (including fines, fees, and legal expenses) total an aggregate of $96,900. Both cases are in the preliminary stages and the Company believes the claims to be without merit. At this time, the Company is unable to determine potential outcomes but does not believe risk of loss is probable.

On September 24, 2020 a Bailey’s product vendor filed a lawsuit against Bailey’s non-payment of trade payables totaling approximately $481,000 and additional damages of approximately $296,000. Claimed amounts for trade payables are included in accounts payable in the accompanying consolidated balance sheets, net of payments made. The Company does not believe it will be liable for additional damages and therefore the Company does not believe additional accrual is needed over what is included in accounts payable at this time. The Company plans to contest any such damages vigorously.

Except as may be set forth above the Company is not a party to any legal proceedings, and the Company is not aware of any claims or actions pending or threatened against us. In the future, the Company might from time to time become involved in litigation relating to claims arising from its ordinary course of business, the resolution of which the Company does not anticipate would have a material adverse impact on our financial position, results of operations or cash flows.

NOTE 13: SUBSEQUENT EVENTS

Reverse Stock Split

On May 12, 2021, the Company’s Board of Directors approved a one-for-15.625 reverse stock split of its issued and outstanding shares of common stock and a proportional adjustment to the existing conversion ratios for each series of the Company’s preferred stock. See Note 1.

Initial Public Offering

On May 13, 2021, the Company’s registration statement on Form S-1 relating to the IPO was declared effective by the SEC. In the IPO, which closed on May 18, 2021, the Company issued and sold 2,409,639 shares of common stock at a public offering price of $4.15 per share. Additionally, the Company issued warrants to purchase 2,771,084 shares, which includes 361,445 warrants sold upon the partial exercise of the over-allotment option. The aggregate net proceeds to the Company from the IPO, inclusive of the proceeds from the over-allotment exercise, were approximately $8.4 million after deducting underwriting discounts and commissions of $0.8 million and estimated offering expenses of approximately $0.8 million.

DIGITAL BRANDS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On May 13, 2021, pursuant to the IPO Underwriting Agreement, the Company issued warrants to the underwriters to purchase up to an aggregate of 120,482 shares of common stock with an exercise price of $5.19 per share.

Upon the closing of the Company’s IPO, all 62,924,710 shares of Preferred Stock converted into an aggregate of 4,027,181 shares of common stock according to their respective terms.

Upon closing of the Company’s IPO, the Company converted outstanding principal totaling $2,418,013 and certain accrued and unpaid interest of the Company’s convertible debt into an aggregate of 1,135,633 shares of common stock.

Upon closing of the Company’s IPO, certain officers and directors converted balances due totaling $442,597 into 152,358 shares of common stock.

On the effective date of the IPO, the Company granted stock options to acquire up to an aggregate of 2,672,000 shares to the Chief Executive Officer, Chief Marketing Officer and Chief Financial Officer at an exercise price of $4.15 per share.

On June 28, 2021, the Company’s underwriters purchased 361,445 shares of common stock at a public offering price of $4.15 per share pursuant to the exercise of the remaining portion of their over-allotment option. The Company received net proceeds of approximately $1.4 million after deducting underwriting discounts and commissions.

Closing of Acquisition of Harper & Jones, LLC

On May 18, 2021, the Company closed its acquisition of Harper & Jones LLC pursuant to its previously disclosed Membership Interest Stock Purchase Agreement (as amended, the “Purchase Agreement”) with D. Jones Tailored Collection, Ltd. (the “Seller”), to purchase 100% of the issued and outstanding equity of Harper & Jones LLC (the “Acquisition”). Upon closing of the Acquisition and the other transactions contemplated by the Purchase Agreement, Harper & Jones LLC became a wholly-owned subsidiary of the Company. Pursuant to the Purchase Agreement, at the closing of the Acquisition, the Company paid approximately $9.6 million (subject to certain escrow arrangements set forth in the Purchase Agreement), financed with $500,000 from the proceeds of the IPO and the issuance of 2,192,771 shares of common stock based on the public offering price of the Company’s IPO. The acquisition of Harper & Jones did not occur during the current reporting period and acquisition accounting work on the business combination financials remains in process at the time of filing due to constraints on resources.

Amended and Restated Certificate of Incorporation

On May 18, 2021, the Company filed a Sixth Amended and Restated Certificate of Incorporation (the “Restated Certificate”) with the Secretary of State of the State of Delaware in connection with the Company’s IPO. The Company’s board of directors and stockholders previously approved the Restated Certificate to be effective immediately prior to the closing of the IPO.

The Restated Certificate amends and restates the Company’s amended and restated certificate of incorporation, as amended, in its entirety to, among other things: (i) increase the authorized number of shares of common stock to 200,000,000 shares; (ii) authorize 10,000,000 shares of preferred stock that may be issued from time to time by the Company’s board of directors in one or more series; (iii) provide that directors may be removed from office only for cause by the affirmative vote of the holders of at least 66 2/3% in voting power of the Company’s outstanding capital stock then entitled to vote in an election of directors; (iv) eliminate the ability of the Company’s stockholders to take action by written consent in lieu of a meeting; and (v) designate the Court of Chancery of the State of Delaware to be the sole and exclusive forum for certain legal actions and proceedings against the Company.

The Restated Certificate also effected a 1-for-15.625 reverse stock split approved by the Company’s Board of Directors as described above.

DIGITAL BRANDS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Management’s Evaluation

Management has evaluated subsequent events through June 28, 2021 the date the financial statements were available to be issued. Based on this evaluation, no additional material events were identified which require adjustment or disclosure in these consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and related notes for the year ended December 31, 2020 included in our final prospectus for our initial public offering (the “IPO”) of our common stock filed with the Securities and Exchange Commission, or SEC, pursuant to Rule 424(b)(4) on May 17, 2021, which we refer to as the Prospectus.

Some of the statements contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. The following information and any forward-looking statements should be considered in light of factors discussed elsewhere in this Quarterly Report on Form 10-Q, particularly including those risks identified in Part II-Item 1A “Risk Factors” and our other filings with the SEC.

Our actual results and timing of certain events may differ materially from the results discussed, projected, anticipated, or indicated in any forward-looking statements. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Statements made herein are as of the date of the filing of this Form 10-Q with the SEC and should not be relied upon as of any subsequent date. Even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this Quarterly Report on Form 10-Q, they may not be predictive of results or developments in future periods. We disclaim any obligation, except as specifically required by law and the rules of the SEC, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

Business Overview

We offer a wide variety of apparel through several brands on a both direct-to-consumer and wholesale basis. We have created a business model derived from our founding as a digitally native-first vertical brand. Digital native first brands are brands founded as e-commerce driven businesses, where online sales constitute a meaningful percentage of net sales, although they often subsequently also expand into wholesale or direct retail channels. Unlike typical e-commerce brands, as a digitally native vertical brand we control our own distribution, sourcing products directly from our third-party manufacturers and selling directly to the end consumer. We focus on owning the customer’s “closet share” by leveraging their data and purchase history to create personalized targeted content and looks for that specific customer cohort which includes products across our brands.

We define “closet share” as the percentage (“share”) of a customer’s clothing units that (“of closet”) she or he owns in her or his closet and the amount of those units that go to the brands that are selling these units. For example, if a customer buys 20 units of clothing a year and the brands that we own represent 10 of those units purchased, then our closet share is 50% of that customer’s closet, or 10 of our branded units divided by 20 units they purchased in entirety. Closet share is a similar concept to the widely used term wallet share, it is just specific to the customer’s closet. The higher our closet share, the higher our revenue as higher closet share suggests the customer is purchasing more of our brands than our competitors.

We have strategically expanded into an omnichannel brand offering these styles and content not only on-line but at selected wholesale and retail storefronts. We believe this approach allows us opportunities to successfully drive Lifetime Value (“LTV”) while increasing new customer growth. We define Lifetime Value or LTV as an estimate of the average revenue that a customer will generate throughout their lifespan as our customer. This value/revenue of a customer helps us determine many economic decisions, such as marketing budgets per marketing channel, retention versus acquisition decisions, unit level economics, profitability and revenue forecasting.

We believe that a successful apparel brand needs to sell in every revenue channel. However, each channel offers different margin structures and requires different customer acquisition and retention strategies. We were founded as a digital-first retailer which has strategically expanded into select wholesale and direct retail channels. We strive to strategically create omnichannel strategies that blend physical and online channels to engage consumers in the channel of their choosing. Our products are sold direct-to-consumers principally through our websites, but also through our wholesale channel, primarily in specialty stores and select department stores, and our own showrooms.

We currently offer products under the DSTLD and Bailey 44 brands. We will also offer products under the Harper & Jones (“H&J”) brand upon their acquisition in May 2021 and under ACE Studios once we finalize the re-branding and repositioning into more casual wear. Bailey was historically a wholesale brand, which we have begun to transition to a digital, direct-to-consumer brand. DSTLD was historically a digital direct-to-consumer brand, to which we recently added select wholesale retailers to create more brand awareness. H&J is also primarily a direct-to-consumer brand using its own showrooms. We will leverage all three channels (our websites, wholesale and our own stores) for all our brands. Every brand will have a different revenue mix by channel based on optimizing revenue and margin in each channel for each brand, which includes factoring in customer acquisition costs and retention rates by channel and brand.

We believe that by leveraging a physical footprint to acquire customers and increase brand awareness, we can use digital marketing to focus on retention and a very tight, disciplined high value new customer acquisition strategy, especially targeting potential customers lower in the sales funnel. Building a direct relationship with the customer as the customer transacts directly with us allows us to better understand our customer’s preferences and shopping habits. Our substantial experience as a company originally founded as a digitally native-first retailer gives us the ability to strategically review and analyze the customer’s data, including contact information, browsing and shopping cart data, purchase history and style preferences. This in turn has the effect of lowering our inventory risk and cash needs since we can order and replenish product based on the data from our online sales history, replenish specific inventory by size, color and SKU based on real time sales data, and control our mark-down and promotional strategies versus being told what mark downs and promotions we have to offer by the department stores and boutique retailers.

We acquired Bailey in February 2020. Upon the closing of our IPO in May 2021, we closed on our acquisition of H&J.

We agreed on the consideration that we are paying in each acquisition in the course of arm’s length negotiations with the holders of the membership interests in each of Bailey and H&J. In determining and negotiating this consideration, we relied on the experience and judgment of our management and our evaluation of the potential synergies that could be achieved in combining the operations of Bailey and H&J. We did not obtain independent valuations, appraisals or fairness opinions to support the consideration that we agreed to pay.

Material Trends, Events and Uncertainties

COVID-19

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) a pandemic. As the global spread of COVID-19 continues, DBG remains first and foremost focused on a people-first approach that prioritizes the health and well-being of its employees, customers, trade partners and consumers. To help mitigate the spread of COVID-19, DBG has modified its business practices, including in response to legislation, executive orders and guidance from government entities and healthcare authorities (collectively, “COVID-19 Directives”). These directives include the temporary closing of offices and retail stores, instituting travel bans and restrictions and implementing health and safety measures including social distancing and quarantines.

Our digital platform remains a high priority through which its brands stay connected with consumer communities while providing experiential content. In accordance with local government guidelines and in consultation with the guidance of global health professionals, we have implemented measures designed to ensure the health, safety and well-being of associates employed in its distribution and fulfillment center. Many of these facilities remain operational and support digital consumer engagement with its brands and to service retail partners as needed.

Our business has been, and will continue to be, impacted by the effects of the COVID-19 global pandemic in countries where our suppliers, third-party service providers or consumers are located. These effects include recommendations or mandates from governmental authorities to close businesses, limit travel, avoid large gatherings or to self-quarantine, as well as temporary closures and decreased operations of the facilities of our suppliers, service providers and customers. The impacts on us have included, and in the future could include, but are not limited to:

●  significant uncertainty and turmoil in global economic and financial market conditions causing, among other things: decreased consumer confidence and decreased consumer spending, now and in the mid and long-term. Specifically, COVID has impacted our business in several ways, including store closings, supply chain disruptions and delivery delays, meaningfully lower net revenue, furloughs and layoffs of 52 employees and increased costs to operate our warehouse to ensure a healthy and safe work environment. Approximately 220 boutique stores where we sold our products closed temporarily and permanently in 2020 and into 2021, representing a reduction in approximately 40% of such stores prior to COVID. Additionally, approximately 40 department stores that carried our products have closed as well, representing a reduction of approximately 35% of such stores prior to COVID. We do not anticipate the department stores will open those stores back up, and we do not anticipate a majority of the closed boutique stores will reopen. We also waited to hire a new designer until the summer, once we knew that stores would open back up at some capacity. The delay in hiring a new designer caused a delay in the collections being shown, sold, and shipped. Sales of new collections commenced in the second quarter of 2021.

●  inability to access financing in the credit and capital markets at reasonable rates (or at all) in the event we, or our suppliers find it desirable to do so, increased exposure to fluctuations in foreign currency exchange rates relative to the U.S. Dollar, and volatility in the availability and prices for commodities and raw materials we use for our products and in our supply chain. Specifically, the pandemic shut down our supply chain for several months in 2020, and delayed deliveries throughout the year.

●  inability to meet our consumers’ needs for inventory production and fulfillment due to disruptions in our supply chain and increased costs associated with mitigating the effects of the pandemic caused by, among other things: reduction or loss of workforce due to illness, quarantine or other restrictions or facility closures, scarcity of and/or increased prices for raw materials, scrutiny or embargoing of goods produced in infected areas, and increased freight and logistics costs, expenses and times; failure of third parties on which we rely, including our suppliers, customers, distributors, service providers and commercial banks, to meet their obligations to us or to timely meet those obligations, or significant disruptions in their ability to do so, which may be caused by their own financial or operational difficulties, including business failure or insolvency and collectability of existing receivables; and

●  significant changes in the conditions in markets in which we do business, including quarantines, governmental or regulatory actions, closures or other restrictions that limit or close our operating and manufacturing facilities and restrict our employees’ ability to perform necessary business functions, including operations necessary for the design, development, production, distribution, sale, marketing and support of our products. Specifically, we had to furlough and layoff a significant amount of employees to adjust to our lower revenues.

The COVID-19 pandemic is ongoing and dynamic in nature, and continues to drive global uncertainty and disruption. As a result, COVID-19 is having a significant negative impact on the Company’s business, including the consolidated financial condition, results of operations and cash flows throughout 2020. While we are not able to determine the ultimate length and severity of the COVID-19 pandemic, we expect store closures, an anticipated reduction in traffic once stores initially reopen and a highly promotional marketplace will have a significant negative impact on our financial performance for at least the first two quarters of 2021.

DBG has implemented cost controls to reduce discretionary spending to help mitigate the loss of sales and to conserve cash while continuing to support employees. DBG is also assessing its forward inventory purchase commitments to ensure proper matching of supply and demand, which will result in an overall reduction in future commitments. As DBG continues to actively monitor the situation, we may take further actions that affect our operations.

Although the Company has taken several measures to maximize liquidity and flexibility to maintain operations during the disruptions caused by the COVID-19 pandemic, uncertainty regarding the duration and severity of the COVID-19 pandemic, governmental actions in response to the pandemic, and the impact on us and our consumers, customers and suppliers, there is no certainty that the measures we take will be sufficient to mitigate the risks posed by COVID-19.

Components of Our Results of Operations

Net Revenue

We sell our products to our customers directly through our website. In those cases, sales, net represents total sales less returns, promotions, and discounts.

Bailey sells its products directly to customers. Bailey also sells its products indirectly through wholesale channels that include third-party online channels and physical channels such as specialty retailers and department stores.

Cost of Net Revenue

Cost of net revenue include direct cost of purchased merchandise; inventory shrinkage; inventory adjustments due to obsolescence, including excess and slow-moving inventory and lower of cost and net realizable reserves.

Bailey’s cost of net revenue includes the direct cost of purchased and manufactured merchandise; inventory shrinkage; inventory adjustments due to obsolescence including excess and slow-moving inventory and lower of cost and net realizable reserves; duties; and inbound freight.

Operating Expenses

Our operating expenses include all operating costs not included in cost of net revenues. These costs consist of general and administrative, sales and marketing, and fulfillment and shipping expense to the customer.

General and administrative expenses consist primarily of all payroll and payroll-related expenses, professional fees, insurance, software costs, and expenses related to our operations at our headquarters, including utilities, depreciation and amortization, and other costs related to the administration of our business.

Sales and marketing expense primarily includes digital advertising; photo shoots for wholesale and direct-to-consumer communications, including email, social media and digital advertisements; and commission expenses associated with sales representatives.

We expect to incur additional expenses as a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on a national securities exchange, costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC and higher expenses for insurance, investor relations and professional services. We expect these costs will increase our operating costs.

Distribution expenses include the cost to operate our warehouse — or prior to Bailey 44 acquisition, costs paid to our third-party logistics provider — including occupancy and labor costs to pick and pack customer orders and any return orders; packaging; and shipping costs to the customer from the warehouse and any returns from the customer to the warehouse.

In addition, going forward, the amortization of the identifiable intangibles acquired in the acquisitions will be included in operating expenses.

Interest Expense

Interest expense consists primarily of interest related to our debt outstanding to our senior lender, convertible debt, and other interest bearing liabilities.

Results of Operations

Three Months Ended March 31, 2021 compared to Three Months Ended March 31, 2020

The following table presents our results of operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
	2021	2020
Net revenues	$408,405	$2,576,685
Cost of net revenues	615,942	1,222,793
Gross profit (loss)	(207,537)	1,353,892
Operating expenses	2,141,916	2,931,354
Operating loss	(2,349,453)	(1,577,462)
Other expenses	(674,482)	(314,975)
Loss before provision for income taxes	(3,023,935)	(1,892,437)
Provision for income taxes	—	14,090
Net loss	$(3,023,935)	$(1,906,527)

Revenue

Revenue decreased by $2.2 million to $0.4 million for the three months ended March 31,  2021, compared to $2.6 million in the corresponding fiscal period in 2020.  The decrease was primarily due to the effects of COVID-19 on the operations of Bailey in 2021. The design and release of new collections was delayed due to our lack of sufficient working capital. We plan on designing and releasing new collections now that we have sufficient funding after the IPO.

Gross Profit

Our gross profit decreased by $1.6 million for the three months ended March 31, 2021 to ($0.2) million from $1.4 million for the corresponding fiscal period in 2020. The decrease in gross margin was primarily attributable to the lower revenues in the three months ended March 31, 2021.

Our gross margin was (50.8%) for the three months ended March 31, 2021 compared to 52.5% for the three months ended March 31, 2020. The decrease in the gross margin was due to our discounting and liquidation measures by both DBG and Bailey44 to sell aged inventory.  In the three months ended March 31, 2021, we made mark downs to net realizable value for certain inventory that liquidated and sold in the second quarter.

Operating Expenses

Our operating expenses decreased by $0.8 million for the three months ended March 31, 2021 to $2.1 million compared to $2.9 million for the corresponding fiscal period in 2020.  The decrease in operating expenses was primarily driven by cost reductions after the Bailey acquisition and COVID, such as eliminating the DBG office and moving into the Bailey 44 office, eliminating DBG’s third-party fulfillment center and moving it into Bailey 44’s fulfillment operations, and layoffs due to overlapping roles and responsibilities. We expect operating expenses to increase in total dollars and as a percentage of revenues as our revenue base increases.

Other Expenses

Other expenses increased by $0.4 million to $0.7 million in the three months ended March 31, 2021 compared to $0.3 million in the corresponding fiscal period in 2020. The increase in the other expense was primarily due to interest expense from the Bailey 44 acquisition and an increase in the DBG interest expense year over year.

Net Loss

Our net loss increased by $1.1 million to a loss of $3.0 million for the three months ended March 31, 2021 compared to a loss of $1.9 million for the corresponding fiscal period in 2020 primarily due to lower gross profit, partially offset by a decrease in our operating expenses.

Liquidity and Capital Resources

As of June 28, 2021, we expect that our cash and cash equivalents of $711,203 as of March 31, 2021, together with the approximate $9.8 million of net proceeds received from our IPO, inclusive of the proceeds from the over-allotment exercise, and measures described below, will be sufficient to fund its operating expenses, debt obligations and capital expenditure requirements for at least one year from the date these consolidated financial statements are issued.

Throughout the next twelve months, we intend to fund our operations from the funds raised through the IPO.  Additionally, we intend to fund operations from increased revenues as new designs and collections will be deployed in the second half of 2021, through settlement or renegotiation of aged payables and outstanding debt, and continuing its cost cutting measures.

The Company also plans to continue to fund its capital funding needs through a combination of public or private equity offerings, debt financings or other sources. There can be no assurance as to the availability or terms upon which such financing and capital might be available in the future. If the Company is unable to secure additional funding, it may be forced to curtail or suspend its business plans.

Cash Flow Activities

The following table presents selected captions from our condensed statement of cash flows for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
	2021	2020
Net cash provided by operating activities:
Net loss	$(3,023,935)	$(1,906,527)
Non-cash adjustments	$363,500	$154,822
Change in operating assets and liabilities	$1,017,857	$911,499
Net cash used in operating activities	$(1,642,577)	$(840,204)
Net cash used in investing activities	$—	$150,423
Net cash provided by financing activities	$1,777,794	$820,925
Net change in cash	$135,217	$131,144

Cash Flows Used In Operating Activities

Our cash used by operating activities increased by $0.8 million to cash used of $1.6 million for the three months ended March 31, 2021 as compared to cash used of $0.8 million for the corresponding fiscal period in 2020. The increase in net cash used in operating activities was primarily driven by our higher net loss, partially offset by non-cash charges and cash provided by changes in our operating assets and liabilities.

Cash Flows Provided By Investing Activities

Our cash generated from investing activities was $0 in the three months ended March 31, 2021 as as compared to cash generated of $150,000 for the corresponding fiscal period in 2020. Cash generated during 2020 was primarily related to cash acquired due to business combinations and deposits.

Cash Flows Provided by Financing Activities

Cash provided by financing activities was $1.8 million for the three months ended March 31, 2021 compared to cash provided of $0.8 million for the corresponding fiscal period in 2020. Cash inflows in the three months ended March 31, 2021 were primarily related to proceeds from a loan payable of $1.3 million and proceeds from convertible notes payable of $0.5 million.  Cash inflows in the three months ended March 31, 2020 were primarily related to proceeds from our Series A-3 for $0.3 million, proceeds from venture debt of $0.3 million, advances from Bailey’s factor of $0.2 million, and related party advances of $0.1 million.

Contractual Obligations and Commitments

In March 2017, we entered into a senior credit agreement with an outside lender for up to $4,000,000, dependent upon the achievement of certain milestones. The initial close amount was a minimum of $1,345,000. The loan bears interest at 12.5% per annum, compounded monthly, including fees. A 5% closing fee is due upon each closing, legal and accounting fees of up to $40,000, and management fees of $4,167-$5,000 per month. As of March 31, 2021, we owed our senior secured lender approximately $6.0 million that is due on the scheduled maturity date of December 31, 2022.

If we consummate a follow-on public offering on or before July 31, 2021, we are required to make a $3,000,000 payment on the loan within five business days after such public offering. In addition, if we consummate an additional follow-on offering thereafter on or before September 30, 2021, we are required to make another $3,000,000 payment on the loan within five business days after such public offering. If we do not consummate the initial follow-on offering or, if we do but do not consummate the aforementioned second follow-on offering by September 30, 2021, we are required to make a $300,000 payment on the loan by September 30, 2021.

While we have no current plans to conduct a follow-on offering prior to July 31, 2021 and September 30, 2021, we may effect such an offering if market conditions are favorable for such an offering and should the representative agree to waive the standstill provision set forth herein. There is no assurance that even if market conditions are favorable that the representative will waive the standstill provision. In such a case we anticipate to make any required payments under our senior credit facility from cash generated from operations.

Our credit agreement contains negative covenants that, subject to significant exceptions, limit our ability, among other things to make restricted payments, pledge assets as security, make investments, loans, advances, guarantees and acquisitions, or undergo other fundamental changes. A breach of any of these covenants could result in a default under the credit facility and permit the lender to cease making loans to us. If for whatever reason we have insufficient liquidity to make scheduled payments under our credit facility or to repay such indebtedness by the schedule maturity date, we would seek the consent of our senior lender to modify such terms.

Although our senior lender has previously agreed to seven prior modifications of our credit agreement, there is no assurance that it will agree to any such modification and could then declare an event of default. Upon the occurrence of an event of default under this agreement, the lender could elect to declare all amounts outstanding thereunder to be immediately due and payable. We have pledged all of our assets as collateral under our credit facility. If the lender accelerates the repayment of borrowings, we may not have sufficient assets to repay them and we could experience a material adverse effect on our financial condition and results of operations.

Repayment is accelerated upon a change in control, as defined in the agreement. The loan is senior to all of our other debts and obligations, is collateralized by all of our assets, and shares of our common stock pledged by former officers of the Company. As of March 31, 2021 and December 31, 2020, the gross loan balance is $6,001,755. As of December 31, 2020, we were in technical default of this debt due to covenant violations. Subsequent to our IPO, all defaults have been curred. Management expects that the Company will remain in good standing with all requirements of this debt in the near term.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of our financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, costs and expenses and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

During the three months ended March 31, 2021, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our prospectus filed May 17, 2021 and the notes to the unaudited condensed financial statements included in Item 1, “Unaudited Financial Statements,” of this Quarterly Report on Form 10-Q.

Emerging Growth Company Status

We are an emerging growth company as that term is used in the Jumpstart Our Business Startups Act of 2012 and, as such, have elected to comply with certain reduced public company reporting requirements.

Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may, therefore, not be comparable to those of companies that comply with such new or revised accounting standards

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) and are not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are designed to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, who serve as our principal executive officer and principal financial and accounting officer, respectively, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. In making this evaluation, our management considered the material weakness in our internal control over financial reporting described below. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of such date.

We have initiated various remediation efforts, including the hiring of additional financial personnel/consultants with the appropriate public company and technical accounting expertise and other actions that are more fully described below. As such remediation efforts are still ongoing, we have concluded that the material weaknesses have not been fully remediated. Our remediation efforts to date have included the following:

●  We have made an assessment of the basis of accounting, revenue recognition policies and accounting period cutoff procedures. In some cases, we made the necessary adjustments to convert the basis of accounting from cash basis to accrual basis. In all cases we have done the required analytical work to ensure the proper cutoff of the financial position and results of operations for the presented accounting periods.

●  We have made an assessment of the current accounting personnel, financial reporting and information system environments and capabilities. Based on our preliminary findings, we have found these resources and systems lacking and have concluded that these resources and systems will need to be supplemented and/or upgraded. We are in the process of identifying a single, unified accounting and reporting system that can be used by the Company and Bailey, with the goal of ensuring consistency and timeliness in reporting, real time access to data while also ensuring ongoing data integrity, backup and cyber security procedures and processes.

●  We engaged external consultants with public company and technical accounting experience to facilitate accurate and timely accounting closes and to accurately prepare and review the financial statements and related footnote disclosures. We plan to retain these financial consultants until such time that the internal resources of the Company have been upgraded and the required financial controls have been fully implemented.

The actions that have been taken are subject to continued review, implementation and testing by management, as well as audit committee oversight. While we have implemented a variety of steps to remediate these weaknesses, we cannot assure you that we will be able to fully remediate them, which could impair our ability to accurately and timely meet our public company reporting requirements.

Notwithstanding the assessment that our internal controls over financial reporting are not effective and that material weaknesses exist, we believe that we have employed supplementary procedures to ensure that the financial statements contained in this filing fairly present our financial position, results of operations and cash flows for the reporting periods covered herein in all material respects.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Management believes that the material weakness set forth above did not have an effect on our financial results.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are currently involved in, and may in the future be involved in, legal proceedings, claims, and government investigations in the ordinary course of business. These include proceedings, claims, and investigations relating to, among other things, regulatory matters, commercial matters, intellectual property, competition, tax, employment, pricing, discrimination, consumer rights, personal injury, and property rights. See Note 12 in the accompanying condensed consolidated financial statements for a complete listing of legal proceedings, which include:

●	On February 28, 2020, a Company vendor filed a lawsuit against the Company’s non-payment of trade payables totaling $123,000. Such amounts, including expected interest, are included in accounts payable in the accompanying consolidated balance sheets and the Company does not believe it is probable that losses in excess of such trade payables will be incurred. The Company is actively working to resolve this matter.
●	On March 25, 2020, a Bailey’s product vendor filed a lawsuit against Bailey for non-payment of trade payables totaling $492,390. Approximately the same amount is held in accounts payable for this vendor in the accompanying consolidated balance sheets and the Company does not believe it is probable that losses in excess of such trade payables will be incurred. The Company and product vendor have entered into a settlement, which will require the Company make ten monthly payments of approximately $37,000, starting in May 2021. Upon completion of the payment schedule, any remaining amounts will be forgiven. If the Company fails to meet its obligations based on the prescribed time frame, the full amount will be due with interest, less payments made.
●	On December 21, 2020, a Company investor filed a lawsuit against DBG for reimbursement of their investment totaling $100,000. Claimed amounts are included in short-term convertible note payable in the accompanying consolidated balance sheets and the Company does not believe it is probable that losses in excess of such short-term note payable will be incurred. The Company is actively working to resolve this matter.
●	In August 2020 and March 2021, two lawsuits were filed against Bailey’s by third-party’s related to prior services rendered. The claims (including fines, fees, and legal expenses) total an aggregate of $96,900. Both cases are in the preliminary stages and the Company believes the claims to be without merit. At this time, the Company is unable to determine potential outcomes but does not believe risk of loss is probable.
●	On September 24, 2020 a Bailey’s product vendor filed a lawsuit against Bailey’s non-payment of trade payables totaling approximately $481,000 and additional damages of approximately $296,000. Claimed amounts for trade payables are included in accounts payable in the accompanying consolidated balance sheets, net of payments made. The Company does not believe it will beliable for additional damages and therefore the Company does not believe additional accrual is needed over what is included in accounts payable at this time. The Company plans to contest any such damages vigorously.

Depending on the nature of the proceeding, claim, or investigation, we may be subject to monetary damage awards, fines, penalties, or injunctive orders. Furthermore, the outcome of these matters could materially adversely affect our business, results of operations, and financial condition. The outcomes of legal proceedings, claims, and government investigations are inherently unpredictable and subject to significant judgment to determine the likelihood and amount of loss related to such matters. While it is not possible to determine the outcomes, we believe based on our current knowledge that the resolution of all such pending matters will not, either individually or in the aggregate, have a material adverse effect on our business, results of operations, cash flows, or financial condition.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. Before investing in our common stock, you should consider carefully the risks described in our prospectus filed on May 17, 2021, together with the other information contained in this Quarterly Report on Form 10-Q, including our financial statements and the related notes and in our other filings with the Securities and Exchange Commission. If any of the risks occur, our business, financial condition, results of operations and prospects could be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

Upon closing of our IPO, we issued 2,192,771 shares of common stock as partial consideration for the acquisition of Harper & Jones.

Upon closing of our IPO, we converted outstanding principal totaling $2,418,013 and certain accrued and unpaid interest of convertible debt into an aggregate of 1,135,633 shares of common stock.

Upon closing of our IPO, certain officers and directors converted balances due totaling $442,597 into 152,358 shares of common stock.

On the effective date of our IPO, we granted stock options to acquire up to an aggregate of 2,672,000 shares to our Chief Executive Officer, Chief Marketing Officer and Chief Financial Officer at an exercise price of $4.15 per share.

Unless otherwise stated, the sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance upon Section 4 (a)(2) of the Securities Act (or Regulation D or Regulation S promulgated thereunder), or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions.

Use of Proceeds from Initial Public Offering of Common Stock

On May 13, 2021, our registration statement on Form S-1 relating to our IPO was declared effective by the SEC. In the IPO, which closed on May 18, 2021, we issued and sold 2,409,639 shares of common stock at a public offering price of $4.15 per share.  Additionally, we issued warrants to purchase 2,771,084 shares, which includes 361,445 warrants sold upon the partial exercise of the over-allotment option. Total gross proceeds were approximately $10 million, which includes the warrants. The aggregate net proceeds to us from the IPO, inclusive of the proceeds from the over-allotment exercise, were approximately $8.4 million after deducting underwriting discounts and commissions of $0.8 million and estimated offering expenses of approximately $0.8 million.  The offer and sale of all of the shares in the offering were registered under the Securities Act pursuant to registration statement on Form S-1 (File No. 333-256174).  Kingwood Capital Markets,  a division of Benchmark Investments, Inc., acting as representative of the several underwriters named in the Underwriting Agreement.

On June 28, 2021, our underwriters purchased 361,445 shares of common stock at a public offering price of $4.15 per share pursuant to the exercise of the remaining portion of their over-allotment option. We received net proceeds of approximately $1.4 million after deducting underwriting discounts and commissions.

None of the underwriting discounts and commissions or offering expenses were paid directly or indirectly to any directors or officers of ours or their associates or to persons owning 10% or more of any class of equity securities or to any affiliates of ours.

We used the net proceeds to us from the IPO for general corporate purposes, including working capital, marketing initiatives and capital expenditures. Specifically, we used a portion of the net proceeds from the offering to pay the remaining approximately $1.0 million to pay off a note payable, $1.0 million owed for the acquisition of Bailey by DBG, $500,000 to fund the acquisition of H&J (which accrues interest at 12.0% per annum), and $179,501 to pay accrued interest owed further to the 2019 convertible debt.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

2.1

Membership Interest Purchase Agreement dated October 14, 2020 among D. Jones Tailored Collection, LTD and Digital Brands Group (formerly known as Denim.LA, Inc.) (incorporated by reference to our Current Report on Form 1-U (File No. 24R-00032), filed with the Commission on November 18, 2020)

2.2

First Amendment to Membership Interest Purchase Agreement dated December 31, 2020 among D. Jones Tailored Collection, LTD and Digital Brands Group (formerly known as Denim.LA, Inc) (incorporated by reference to Exhibit 2.2 to our Registration Statement on Form S-1/A (Commission File No. 333-255193), filed with the Commission on April 13, 2021)

2.3

Agreement and Plan of Merger with Bailey 44, LLC dated February 11, 2020 among Bailey 44, LLC, Norwest Venture Partners XI, and Norwest Venture Partners XII, LP and Digital Brands Group (formerly known as Denim.LA, Inc) (incorporated by reference to exhibit 7.1 of our Current Report on Form 1-U, filed with the Commission on February 13, 2020)

2.4

Second Amendment to Membership Interest Purchase Agreement Dated May 10, 2021 among D. Jones Tailored Collection, LTD and Digital Brands Group (formerly known as Denim. LA, Inc.) (incorporated by reference to Exhibit 2.4 to our Registration Statement on Form S-1/A (Commission File No. 333-255193), filed with the Commission on May 11, 2021)

3.1

Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to exhibit 2.1 of our Regulation A Offering Statement on Form 1-A (Commission File No. 024-10535), filed with the Commission on March 23, 2016)

3.2

Amendment to Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1/A (Commission File No. 333-255193), filed with the Commission on April 13, 2021)

3.3

Form of Sixth Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-1/A (Commission File No. 333-255193), filed with the Commission on May 12, 2021)

3.4	Bylaws of the Registrant (incorporated by reference to exhibit 2.2 of our Regulation A Offering Statement on Form 1-A (Commission File No. 024-10535), filed with the Commission on March 23, 2016)
3.5

Form of Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.5 to our Registration Statement on Form S-1/A (Commission File No. 333-255193), filed with the Commission on May 12, 2021)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1/A (Commission File No. 333-255193), filed with the Commission on April 27, 2021)
4.2

Form of Warrant Agency Agreement, including Form of Warrant Certificate (incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-1/A (Commission File No. 333-255193), filed with the Commission on April 27, 2021)

4.3	Form of Underwriter’s Warrants (incorporated by reference to Exhibit 1.1 to our Registration Statement on Form S-1/A (Commission File No. 333-255193), filed with the Commission on May 11, 2021)
4.4	Form of Lender’s Warrants (incorporated by reference to Exhibit 4.4 to our Registration Statement on Form S-1/A (Commission File No. 333-255193), filed with the Commission on April 27, 2021)
4.5

Form of Series Seed Preferred Stock Purchase Agreement (incorporated by reference to Exhibit 4.5 to our Registration Statement on Form S-1/A (Commission File No. 333-255193), filed with the Commission on April 13, 2021)

4.6	Form of Series A Preferred Stock Subscription Agreement (incorporated by reference to exhibit 4 of our Form 1-A/A (Commission File No. 024-10718), filed with the Commission on March 23, 2016)
4.7	Form of Series A-2 Preferred Stock Subscription Agreement (incorporated by reference to exhibit 4.1 of our Form 1-A/A (Commission File No. 024-10718), filed with the Commission on August 8, 2017)
4.8	Form of Series A-3 Preferred Stock Subscription Agreement (incorporated by reference to exhibit 4 of our Form 1-A/A (Commission File No. 024-10718), filed with the Commission on September 13, 2018)
4.9

Form of Series CF Preferred Stock Purchase Agreement (incorporated by reference to Exhibit 4.9 to our Registration Statement on Form S-1/A (Commission File No. 333-255193), filed with the Commission on April 13, 2021)

4.10

Form of 2019 Regulation D Convertible Note (incorporated by reference to Exhibit 4.10 to our Registration Statement on Form S-1/A (Commission File No. 333-255193), filed with the Commission on May 11, 2021)

4.11

Form of 2020 Regulation D Convertible Note (incorporated by reference to Exhibit 4.11 to our Registration Statement on Form S-1/A (Commission File No. 333-255193), filed with the Commission on May 11, 2021)

10.1

Form of Indemnification Agreement between the Registrant and each of its directors and officers (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-1/A (Commission File No. 333-255193), filed with the Commission on April 13, 2021)

10.2

Form of Option Agreement with each of John “Hil” Davis, Laura Dowling and Reid Yeoman (incorporated by reference to Exhibit 10.5 to our Registration Statement on Form S-1/A (Commission File No. 333-255193), filed with the Commission on May 11, 2021)

10.3

Amendment No. 7 to Senior Credit Agreement, dated as of April 1, 2021 between bocm3-DSTLD-Senior Debt, LLC, bocm3-DSTLD-Senior Debt 2, LLC, Stockholders and Digital Brands Group (formerly known as Denim.LA, Inc) (incorporated by reference to Exhibit 10.15 to our Registration Statement on Form S-1/A (Commission File No. 333-255193), filed with the Commission on April 27, 2021)

10.4

Form of Board of Directors Agreement, entered into by each of the Director Nominees (incorporated by reference to Exhibit 10.27 to our Registration Statement on Form S-1/A (Commission File No. 333-255193), filed with the Commission on April 13, 2021)

10.5

Original Issue Discount Promissory Note by Digital Brands Group, Inc. in favor of Target Capital 2, LLC in the aggregate amount of $1,000,000 dated as of April 8, 2021 (incorporated by reference to Exhibit 10.29 to our Registration Statement on Form S-1/A (Commission File No. 333-255193), filed with the Commission on May 11, 2021)

10.6

Consulting Agreement dated as of April 8, 2021 between Alchemy Advisory LLC and Digital Brands Group, Inc. (incorporated by reference to Exhibit 10.30 to our Registration Statement on Form S-1/A (Commission File No. 333-255193), filed with the Commission on May 11, 2021)

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*

This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL BRANDS GROUP, INC.

June 28, 2021	By:	/s/ John Hilburn Davis
John Hilburn Davis, Chief Executive Officer

June 28, 2021	By:	/s/ Reid Yeoman
Reid Yeoman, Chief Financial Officer