Form 10-Q
period 2021-06-30
Digital Brands Group, Inc.
filed 2021-08-16
CIK 1668010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 16, 2021 the Company had 11,399,594 shares of common stock, $0.0001 par value, issued and outstanding

DIGITAL BRANDS GROUP, NC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

DIGITAL BRANDS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$4,075,921	$575,986
Accounts receivable, net	346,390	35,532
Due from factor, net	6,859	210,033
Inventory	1,165,152	1,163,279
Prepaid expenses	849,434	23,826
Total current assets	6,443,756	2,008,656
Deferred offering costs	—	214,647
Property, equipment and software, net	119,817	62,313
Goodwill	16,160,766	6,479,218
Intangible assets, net	11,175,794	7,494,667
Deposits	116,199	92,668
Total assets	$34,016,332	$16,352,169

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$6,307,071	$5,668,703
Accrued expenses and other liabilities	1,615,622	1,245,646
Deferred revenue	172,470	1,667
Due to related parties	252,635	441,453
Contingent consideration liability	6,539,417	—
Convertible notes, current	100,000	700,000
Accrued interest payable	801,031	737,039
Note payable - related party	299,489	137,856
Venture debt, current	300,000	5,854,326
Loan payable, current	1,712,000	992,000
Promissory note payable	3,500,000	4,500,000
Total current liabilities	21,599,735	20,278,690
Convertible notes	—	1,215,815
Loan payable	1,762,639	709,044
Venture debt, net of discount	5,701,755	—
Warrant liability	78,710	6,265
Total liabilities	29,142,839	22,209,814

Commitments and contingencies (Note 12)

Stockholders' equity (deficit):
Series Seed convertible preferred stock, $0.0001 par, no shares and 20,714,518 shares, authorized, issued and outstanding at June 30, 2021 and December 31, 2020, respectively	—	2,071
Series A convertible preferred stock, $0.0001 par, no shares and 14,481,413 shares authorized, no shares and 5,654,072 shares issued and outstanding at June 30, 2021, and December 31, 2020, respectively	—	565
Series A-2 convertible preferred stock, $0.0001 par, no shares and 20,000,000 shares authorized, no shares and 5,932,742 shares issued and outstanding at June 30, 2021, and December 31,2020,respectively	—	593
Series A-3 convertible preferred stock, $0.0001 par, no shares and 18,867,925 shares authorized, no shares and 9,032,330 shares issued and outstanding at June 30, 2021, and December 31, 2020, respectively	—	904
Series CF convertible preferred stock, $0.0001 par, no shares and 2,000,000 shares authorized, no shares and 836,331 shares issued and outstanding at June 30, 2021, and December 31, 2020, respectively	—	83
Series B convertible preferred stock, $0.0001 par, no shares and 20,714,517 shares authorized, no shares and 20,714,517 shares issued and outstanding at June 30, 2021, and December 31, 2020, respectively	—	2,075
Undesignated preferred stock, $0.0001 par, 10,000,000 shares and 936,144 shares authorized, 0 shares issued and outstanding as of both June 30,2021 and December 31, 2020	—	—
Common stock, $0.0001 par, 200,000,000 and 110,000,000 shares authorized, 11,044,594 and 664,167 shares issued and outstanding as of both June 30, 2021 and December 31, 2020, respectively	1,104	66
Additional paid-in capital	51,939,819	27,481,995
Accumulated deficit	(47,067,430)	(33,345,997)
Total stockholders' equity (deficit)	4,873,493	(5,857,645)
Total liabilities and stockholders' equity (deficit)	$34,016,332	$16,352,169

See the accompanying notes to the unaudited condensed consolidated financial statements

DIGITAL BRANDS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net revenues	$1,003,529	$664,017	$1,411,934	$3,240,702
Cost of net revenues	608,944	932,362	1,224,886	2,155,155
Gross profit (loss)	394,585	(268,345)	187,048	1,085,547
Operating expenses:
General and administrative	7,192,460	1,426,388	9,099,978	3,901,431
Sales and marketing	923,283	124,370	1,094,103	442,246
Distribution	69,864	75,246	133,442	213,681
Change in fair value of contingent consideration	3,050,901	—	3,050,901	—
Total operating expenses	11,236,508	1,626,004	13,378,424	4,557,358
Loss from operations	(10,841,923)	(1,894,349)	(13,191,376)	(3,471,811)
Other income (expense):
Interest expense	(897,920)	(373,957)	(1,572,964)	(688,932)
Other non-operating income (expenses)	(57,775)	—	(57,213)	—
Total other income (expense), net	(955,695)	(373,957)	(1,630,177)	(688,932)
Income tax benefit (provision)	1,100,120	709	1,100,120	(13,381)
Net loss	$(10,697,498)	$(2,267,597)	$(13,721,433)	$(4,174,124)
Weighted average common shares outstanding -
basic and diluted	5,435,023	664,167	3,062,774	664,167
Net loss per common share - basic and diluted	$(1.97)	$(3.41)	$(4.48)	$(6.28)

See the accompanying notes to the unaudited condensed consolidated financial statements

DIGITAL BRANDS GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Series Seed		Series A		Series A-2		Series A-3		Series CF		Series B				Additional			Total
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Subscription	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Equity (Deficit)

Balances at December 31, 2019	20,714,518	$2,071	5,654,072	$565	5,932,742	$593	8,223,036	$823	126,641	$12	—	$—	664,167	$66	$15,486,050	$(22,677)	$(22,617,702)	$(7,150,199)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	49,932	—	—	49,932
Issuance of Series A-3 preferred stock for cash	—	—	—	—	—	—	809,294	81	—	—	—	—	—	—	428,845	(117,614)	—	311,312
Issuance of Series B preferred stock for cash	—	—	—	—	—	—	—	—	—	—	20,754,717	2,075	—	—	10,997,925	—	—	11,000,000
Offering costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(31,690)	—	—	(31,690)
Fair value of warrant issuances - venture debt	—	—	—	—	—	—	—	—	—	—	—	—	—	—	58,421	—	—	58,421
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,906,527)	(1,906,527)
Balances at March 31, 2020	20,714,518	$2,071	5,654,072	$565	5,932,742	$593	9,032,330	$904	126,641	$12	20,754,717	$2,075	664,167	$66	$26,989,483	$(140,291)	$(24,524,229)	$2,331,249
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	49,932	-	-	49,932
Issuance of Series CF preferred stock for cash	—	—	—	—	—	—	—	—	709,690	71	—	—	—	—	286,447	-	-	286,518
Issuance of Series A-3 preferred stock for cash	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	126,837	-	126,837
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	-	(2,267,597)	(2,267,597)
Balances at June 30, 2020	20,714,518	$2,071	5,654,072	$565	5,932,742	$593	9,032,330	$904	836,331	$83	20,754,717	$2,075	664,167	$66	$27,325,862	$(13,454)	$(26,791,826)	$526,939

Balances at December 31, 2020	20,714,518	$2,071	5,654,072	$565	5,932,742	$593	9,032,330	$904	836,331	$83	20,754,717	$2,075	664,167	$66	$27,481,995	$—	$(33,345,997)	$(5,857,645)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	36,976	—	—	36,976
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,023,935)	(3,023,935)
Balances at March 31, 2021	20,714,518	$2,071	5,654,072	$565	5,932,742	$593	9,032,330	$904	836,331	$83	20,754,717	$2,075	664,167	$66	$27,518,971	$—	$(36,369,932)	$(8,844,604)
Conversion of preferred stock into common stock	(20,714,518)	(2,071)	(5,654,072)	(565)	(5,932,742)	(593)	(9,032,330)	(904)	(836,331)	(83)	(20,754,717)	(2,075)	4,027,181	403	5,888	—	—	—
Issuance of common stock in public offering	—	—	—	—	—	—	—	—	—	—	—	—	2,409,639	241	9,999,761	—	—	10,000,002
Offering costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,116,957)	—	—	(2,116,957)
Exercise of over-allotment option, net of offering costs	—	—	—	—	—	—	—	—	—	—	—	—	361,445	36	1,364,961	—	—	1,364,997
Conversion of debt into common stock	—	—	—	—	—	—	—	—	—	—	—	—	1,135,153	114	2,680,175	—	—	2,680,289
Conversion of related party notes and payables into common stock	—	—	—	—	—	—	—	—	—	—	—	—	152,357	15	257,500	—	—	257,515
Common stock and warrants issued in connection with note	—	—	—	—	—	—	—	—	—	—	—	—	20,000	2	73,956	—	—	73,958
Common stock issued in connection with business combination	—	—	—	—	—	—	—	—	—	—	—	—	2,192,771	219	8,025,323	—	—	8,025,542
Exercise of warrants	—	—	—	—	—	—	—	—	—	—	—	—	31,881	3	145,693	—	—	145,696
Common stock issued pursuant to consulting agreement	—	—	—	—	—	—	—	—	—	—	—	—	50,000	5	182,995	—	—	183,000
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	3,801,553	—	—	3,801,553
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(10,697,498)	(10,697,498)
Balances at June 30, 2021	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	11,044,594	$1,104	$51,939,819	$—	$(47,067,430)	$4,873,493

See the accompanying notes to the unaudited condensed consolidated financial statements

DIGITAL BRANDS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(13,721,433)	$(4,174,124)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	291,661	318,057
Amortization of loan discount and fees	580,684	69,710
Stock-based compensation	4,021,529	99,864
Fees incurred in connection with debt financings	132,609	—
Change in fair value of warrant liability	72,445	—
Change in fair value of contingent consideration	3,050,901	—
Deferred income tax benefit	(1,100,120)	—
Change in credit reserve	9,748	(58,132)
Changes in operating assets and liabilities:
Accounts receivable, net	(261,386)	12,399
Due from factor, net	139,629	(67,361)
Inventory	75,287	639,006
Prepaid expenses	(688,893)	(40,165)
Accounts payable	575,513	1,410,476
Accrued expenses and other liabilities	262,019	(770,907)
Deferred revenue	(99,045)	(15,231)
Accrued compensation - related party	(88,550)	(28,807)
Accrued interest	151,465	446,854
Net cash used in operating activities	(6,595,937)	(2,158,361)
Cash flows from investing activities:
Cash acquired (consideration) pursuant to business combination	(475,665)	106,913
Issuance of related party receivable	—	(20,000)
Purchase of property, equipment and software	(10,276)	—
Deposits	(19,115)	43,510
Net cash provided by (used in) investing activities	(505,056)	130,423
Cash flows from financing activities:
Proceeds from related party advances	—	22,856
Advances from factor	53,795	180,552
Proceeds from venture debt	—	250,000
Issuance of loans payable	2,626,050	1,701,044
Repayments of promissory notes and loans payable	(2,001,305)	—
Issuance of convertible notes payable	528,650	—
Proceeds from initial public offering	10,000,002	—
Exercise of over-allotment option with public offering, net	1,364,997	—
Exercise of warrants	145,696	—
Proceeds from sale of Series A-3 preferred stock	—	428,845
Subscription receivable from Series A-3 preferred stock	—	9,223
Proceeds from sale of Series CF preferred stock	—	286,518
Offering costs	(2,116,957)	(30,772)
Net cash provided by financing activities	10,600,928	2,848,266
Net increase in cash and cash equivalents	3,499,935	820,328
Cash and cash equivalents at beginning of period	575,986	40,469
Cash and cash equivalents at end of period	$4,075,921	$860,797
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$460,179	$—
Supplemental disclosure of non-cash investing and financing activities:
Conversion of preferred stock into common stock	$6,293	$—
Conversion of related party notes and payables into common stock	$257,515	$—
Conversion of debt into common stock	$2,680,289	$—
Venture debt issued in exchange of forgiveness of accrued interest	$—	$209,211
Warrants issued for offering costs	$—	$918
Warrants issued with venture debt	$—	$58,421
Issuance of promissory note payable in acquisition	$—	$4,500,000
Issuance of Series B preferred stock in acquisition	$—	$11,000,000

See the accompanying notes to the unaudited condensed consolidated financial statements

DIGITAL BRANDS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1: NATURE OF OPERATIONS

Digital Brands Group, Inc. (formerly Denim.LA, Inc.) (the “Company” or “DBG”), was organized on September 17, 2012 under the laws of Delaware as a limited liability company under the name Denim.LA LLC. The Company converted to a Delaware corporation on January 30, 2013 and changed its name to Denim.LA, Inc. Effective December 31, 2020, the Company changed its name to Digital Brands Group, Inc. (DBG).

On February 12, 2020, Denim.LA, Inc. entered into an Agreement and Plan of Merger with Bailey 44, LLC (“Bailey”), a Delaware limited liability company. On the acquisition date, Bailey 44 , LLC became a wholly owned subsidiary of the Company. See Note 4.

On May 18, 2021, the Company closed its acquisition of Harper & Jones, LLC (“H&J”) pursuant to its Membership Interest Stock Purchase Agreement with D. Jones Tailored Collection, Ltd. to purchase 100% of the issued and outstanding equity of Harper & Jones, LLC. On the acquisition date, H&J became a wholly owned subsidiary of the Company. See Note 4.

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

Initial Public Offering

On May 13, 2021, the Company’s registration statement on Form S-1 relating to its initial public offering of its common stock (the “IPO”) was declared effective by the Securities and Exchange Commission (“SEC”). Further to the IPO, which closed on May 18, 2021, the Company issued and sold 2,409,639 shares of common stock at a public offering price of $4.15 per share. Additionally, the Company issued warrants to purchase 2,771,084 shares, which includes 361,445 warrants sold upon the partial exercise of the over-allotment option. The aggregate net proceeds to the Company from the IPO, were $8.6 million after deducting underwriting discounts and commissions of $0.8 million and direct offering expenses of $0.6 million. Concurrent with this offering, the Company acquired H&J (see Note 4). The Company incurred an additional $0.6 million in offering costs related to the IPO that were not paid directly out of the proceeds from the offering.

DIGITAL BRANDS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2: GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated profits since inception, has sustained net losses of $13,721,433 and $4,174,124 for the six months ended June 30, 2021 and 2020, respectively, and has incurred negative cash flows from operations for the six months ended June 30, 2021 and 2020. The Company has historically lacked liquidity to satisfy obligations as they come due and as of June 30, 2021, and the Company had a working capital deficit of $15,155,979. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company expects to continue to generate operating losses for the foreseeable future.

Management Plans

As of August 16, 2021, the date of issuance of these unaudited interim condensed consolidated financial statements, the Company expects that its cash and cash equivalents of $4.1 million as of June 30, 2021, together with the measures described below, will be sufficient to fund its operating expenses, debt obligations and capital expenditure requirements for at least one year from the date these consolidated financial statements are issued.

Throughout the next twelve months, the Company intends to fund its operations from the funds raised through the IPO, increased revenues as new designs and collections will be deployed in the second half of 2021, through settlement or renegotiation of aged payables and outstanding debt, and continuing its cost cutting measures.

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

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated balance sheet as of June 30, 2021, the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2021 and 2020 and of cash flows for the six months ended June 30, 2021 and 2020 have been prepared by the Company, pursuant to the rules and regulations of the SEC for the interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The unaudited interim consolidated financial statements have been prepared on a basis consistent with the audited consolidated financial statements and in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the results for the interim periods presented and of the financial condition as of the date of the interim consolidated balance sheet.

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

Principles of Consolidation

These condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Bailey and H&J. All inter-company transactions and balances have been eliminated on consolidation.

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

Cash and Equivalents and Concentration of Credit Risk

The Company considers all highly liquid securities with an original maturity of less than three months to be cash equivalents. As of June 30, 2021 and December 31, 2020, the Company did not hold any cash equivalents. The Company’s cash and cash equivalents in bank deposit accounts, at times, may exceed federally insured limits of $250,000.

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

The Company’s financial instruments consist of cash and cash equivalents, prepaid expenses, accounts payable, accrued expenses, due to related parties, related party note payable, and convertible debt. The carrying value of these assets and liabilities is representative of their fair market value, due to the short maturity of these instruments.

The following tables present information about the Company's financial assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy used to determine such fair values:

	Fair Value Measurements
	as of June 30, 2021 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$—	$78,710	$—	$78,710
Contingent consideration	—	—	6,539,417	6,539,417
	$—	$78,710	$6,539,417	$6,618,127

DIGITAL BRANDS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Fair Value Measurements
	as of December 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$—	$—	$6,265	$6,265
	$—	$—	$6,265	$6,265

Warrant Liability

Certain of the Company’s common stock warrants are carried at fair value. As of December 31, 2020, the fair value of the Company’s common stock warrant liabilities was measured under the Level 3 hierarchy using the Black-Scholes pricing model as the Company’s underlying common stock had no observable market price (see Note 10). The warrant liability was valued using a market approach. Upon the IPO, the warrant liabilities were valued using quoted prices of identical assets in active markets, and was reclassified under the Level 2 hierarchy. Changes in common stock warrant liability during the six months ended June 30, 2021 are as follows:

Warrant
Liability
Outstanding as of December 31, 2020	$6,265
Change in fair value	72,445
Outstanding as of June 30, 2021	$78,710

Contingent Consideration

The Company records contingent consideration liabilities relating to stock price guarantees included in its acquisition and consulting agreements. The estimated fair value of the contingent consideration is recorded using significant unobservable measures and other fair value inputs and is therefore classified as a Level 3 financial instrument.

The fair value of the contingent consideration liability related to the Company's business combinations is valued using the Monte Carlo simulation model. The Monte Carlo simulation inputs include the stock price, volatility of common stock, timing of settlement and resale restrictions and limits. The fair value of the contingent consideration is then calculated based on guaranteed equity values at settlement as defined in the acquisition agreements. Changes in contingent consideration liability during the six months ended June 30, 2021 are as follows:

Contingent
Consideration
Liability
Balance as of December 31, 2020	$—
Initial recognition in connection with acquisition of Harper & Jones	3,421,516
Stock price guarantee per consulting agreement	67,000
Change in fair value	3,050,901
Balance as of June 30, 2021	$6,539,417

DIGITAL BRANDS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Inventory

Inventory is stated at the lower of cost or net realizable value and accounted for using the weighted average cost method and first-in, first-out method for Bailey. The inventory balances as of June 30, 2021 and December 31, 2020 consist substantially of finished good products purchased or produced for resale, as well as any materials the Company purchased to modify the products.

Property, Equipment, and Software

Property, equipment, and software are recorded at cost. Depreciation/amortization is recorded for property, equipment, and software using the straight-line method over the estimated useful lives of assets. The Company reviews the recoverability of all long-lived assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset might not be recoverable. The balances at June 30, 2021 and December 31, 2020 consist of software with three (3) year lives, property and equipment with 3-10 year lives, and leasehold improvements which are depreciated over the shorter of the lease life or expected life.

Depreciation and amortization charges on property, equipment, and software are included in general and administrative expenses and amounted to $27,738 and $115,509 for the three months ended June 30, 2021 and 2020, and $36,758 and $180,557 for the six months ended June 30, 2021 and 2020, respectively. Capital assets as of June 30, 2021 and December 31, 2020 are as follows:

	June 30,	December 31,
	2021	2020
Computer equipment	$6,339	$57,810
Furniture and fixtures	184,701	207,140
Leasehold improvements and showrooms	444,951	69,274
	635,991	334,224
Accumulated depreciation	(574,362)	(334,224)
Property and equipment, net	$61,629	$—
Software	$233,737	$278,405
Accumulated amortization	(175,549)	(216,092)
Software, net	$58,188	$62,313

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

DIGITAL BRANDS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Contingent Consideration

The Company estimates and records the acquisition date fair value of contingent consideration as part of purchase price consideration for acquisitions. Additionally, each reporting period, the Company estimates changes in the fair value of contingent consideration and recognizes any change in fair in the consolidated statement of operations. The estimate of the fair value of contingent consideration requires very subjective assumptions to be made of future operating results, discount rates and probabilities assigned to various potential operating result scenarios. Future revisions to these assumptions could materially change the estimate of the fair value of contingent consideration and, therefore, materially affect the Company’s future financial results. The contingent consideration liability is to be settled with the issuance of shares of common stock once contingent provisions set forth in respective acquisition agreements have been achieved. Upon achievement of contingent provisions, respective liabilities are relieved and offset by increases to common stock and additional paid in capital in the stockholders’ equity section of the Company’s consolidated balance sheets.

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

In the first quarter of 2021, management performed its annual qualitative impairment test. The Company determined no factors existed to conclude that it is more likely than not that the fair value of the reporting unit was less than its carrying amount. As such, no goodwill impairment was recognized as of June 30, 2021.

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

The reserve for returns totaled $22,214 and $5,229 as of June 30 , 2021 and December 31, 2020, respectively, and is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

Cost of Revenues

Cost of revenues consists primarily of inventory sold and related freight-in.

Shipping and Handling

The Company recognizes shipping and handling billed to customers as a component of net revenues, and the cost of shipping and handling as a component of sales and marketing. Total shipping and handling billed to customers as a component of net revenues was approximately $0 and $3,800 for the three and six months ended June 30, 2021 and 2020, respectively. Total shipping and handling costs included in distribution costs were approximately $59,000 and $104,000 for the three months ended June 30, 2021 and 2020, and $119,000 and $161,000 for the six months ended June 30, 2021 and 2020, respectively.

DIGITAL BRANDS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Advertising and Promotion

Advertising and promotional costs are expensed as incurred. Advertising and promotional expense for the three months ended June 30, 2021 and 2020 amounted to approximately $0 and $78,000, and $3,800 and $139,000 for the six months ended June 30, 2021 and 2020,respectively. The amounts are included in sales and marketing expense.

Common Stock Purchase Warrants and Other Derivative Financial Instruments

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedging relationships and the types of relationships designated are based on the exposures hedged. At June 30, 2021 and December 31, 2020, the Company did not have any derivative instruments that were designated as hedges.

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

Deferred Offering Costs

The Company complies with the requirements of ASC 340, Other Assets and Deferred Costs, with regards to offering costs. Prior to the completion of an offering, offering costs are capitalized. The deferred offering costs are charged to additional paid-in capital or as a discount to debt, as applicable, upon the completion of an offering or to expense if the offering is not completed. As of December 31, 2020, the Company had capitalized $214,647 in deferred offering costs. Upon completion of the IPO in May 2021, all capitalized deferred offering costs were charged to additional paid-in capital.

DIGITAL BRANDS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Segment Information

In accordance with ASC 280, Segment Reporting (“ASC 280”), we identify our operating segments according to how our business activities are managed and evaluated. As of June 30, 2021 our operating segments included: DSTLD, Bailey and H&J. Each operating segment currently reports to the Chief Executive Officer. Each of our brands serve or are expected to serve customers through our wholesale, in store and online channels, allowing us to execute on our omni-channel strategy. We have determined that each of our operating segments share similar economic and other qualitative characteristics, and therefore the results of our operating segments are aggregated into one reportable segment. All of the operating segments have met the aggregation criteria and have been aggregated and are presented as one reportable segment, as permitted by ASC 280. We continually monitor and review our segment reporting structure in accordance with authoritative guidance to determine whether any changes have occurred that would impact our reportable segments.

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

Net Loss per Share

Net earnings or loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period, excluding shares subject to redemption or forfeiture. The Company presents basic and diluted net earnings or loss per share. Diluted net earnings or loss per share reflect the actual weighted average of common shares issued and outstanding during the period, adjusted for potentially dilutive securities outstanding. Potentially dilutive securities are excluded from the computation of the diluted net loss per share if their inclusion would be anti-dilutive. As all potentially dilutive securities are anti-dilutive as of June 30, 2021 and 2020, diluted net loss per share is the same as basic net loss per share for each year. Potentially dilutive items outstanding as of June 30, 2021 and 2020 are as follows:

	June 30,
	2021	2020
Series Seed Preferred Stock (convertible to common stock)	—	20,714,518
Series A Preferred Stock (convertible to common stock)	—	5,654,072
Series A-2 Preferred Stock (convertible to common stock)	—	5,932,742
Series CF Preferred Stock (convertible to common stock)	—	836,331
Series A-3 Preferred Stock (convertible to common stock)	—	9,032,330
Series B Preferred Stock (convertible to common stock)	—	20,754,717
Common stock warrants	3,946,348	572,845
Preferred stock warrants	—	806,903
Stock options	3,875,103	1,084,215
Total potentially dilutive shares	7,821,451	65,388,673

All shares of preferred stock were convertible into shares of common stock at a ratio of 15.625:1 per share. Upon the closing of the IPO, all 62,924,710 shares of preferred stock converted into an aggregate of 4,027,181 shares of common stock according to their respective terms. Additionally, all preferred stock warrants converted into 51,642 common stock warrants at the same ratio as the underlying preferred stock conversion.

DIGITAL BRANDS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Concentrations

The Company utilized four vendors that made up 62% of all inventory purchases during the six months ended June 30, 2021 and three vendors that made up 23% of all inventory purchases during the six months ended June 30, 2020. The loss of one of these vendors, may have a negative short-term impact on the Company’s operations; however, we believe there are acceptable substitute vendors that can be utilized longer-term.

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

NOTE 4: BUSINESS COMBINATIONS

Bailey 44

On February 12, 2020, the Company acquired 100% of the membership interests of Bailey. The purchase price consideration included (i) an aggregate of 20,754,717 shares of Series B Preferred Stock of the Company (the “Parent Stock”) and (ii) a promissory note in the principal amount of $4,500,000.

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

DIGITAL BRANDS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

DBG agreed that if at that date which is one year from the closing date of the IPO, the product of the number of shares of Parent Stock issued under the Merger multiplied by the sum of the closing price per share of the common stock of the Company on such date, plus Sold Parent Stock Gross Proceeds (as that term is defined in the Merger Agreement), does not exceed the sum of $11,000,000 less the value of any Holdback Shares cancelled further to the indemnification provisions of the Merger Agreement, then the Company shall issue to the Holders pro rata an additional aggregate number of shares of common stock of the Company equal to the valuation shortfall at a per share price equal to the then closing price per share of the common stock of the Company.

Series B preferred stock	$11,000,000
Promissory note payable	4,500,000
Purchase price consideration	$15,500,000

Purchase Price
Allocation
Cash and cash equivalents	$106,913
Accounts receivable, net	37,479
Due (to) from factor, net	(312,063)
Inventory	3,303,660
Prepaid expenses	165,856
Deposits	187,493
Property, equipment and software, net	1,215,748
Goodwill	6,479,218
Intangible assets	8,600,000
Accounts payable	(3,397,547)
Accrued expenses and other liabilities	(886,757)
Purchase price consideration	$15,500,000

As of June 30, 2021, the Company has a contingent consideration liability of $4,736,270 based on the valuation shortfall as noted above. See Note 3.

DIGITAL BRANDS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Harper & Jones

On May 18, 2021, the Company closed its acquisition of H&J pursuant to its previously disclosed Membership Interest Stock Purchase Agreement (as amended, the “Purchase Agreement”) with D. Jones Tailored Collection, Ltd. (the “Seller”), to purchase 100% of the issued and outstanding equity of Harper & Jones LLC. The purchase price consideration included (i) an aggregate of 2,192,771 shares of the Company’s common stock and (ii) $500,000 financed from the proceeds of the IPO.

Pursuant to the H&J Purchase Agreement, the Seller, as the holder of all of the outstanding membership interests of H&J, will exchange all of such membership interests for a number of common stock of the Company equal to the lesser of (i) $9.1 million at a per share price equal to the initial public offering price of the Company’s shares offered pursuant to its initial public offering or (ii) the number of Subject Acquisition Shares; “Subject Acquisition Shares” means the percentage of the aggregate number of shares of the Company’s common stock issued pursuant to the Agreement, which is the percentage that Subject Seller Dollar Value is in relation to Total Dollar Value. “Subject Seller Dollar Value” means $9.1 million. If, at the one year anniversary of the closing date of the Company’s IPO, the product of the number of shares of the Company’s common stock issued at the closing of the acquisition multiplied by the average closing price per share of the shares of the Company’s common stock as quoted on the NasdaqCM for the thirty (30) day trading period immediately preceding such date does not exceed the sum of $9.1 million less the value of any shares of the Company’s common stock cancelled further to any indemnification claims made against the Seller then the Company shall issue to Seller an additional aggregate number of shares of the Company’s common stock equal to the valuation shortfall at a per share price equal to the then closing price per share of the Company’s common stock as quoted on the NasdaqCM.

The Company evaluated the acquisition of H&J pursuant to ASC 805 and ASU 2017-01, Topic 805, Business Combinations. The acquisition method of accounting requires, among other things, that the assets acquired and liabilities assumed in a business combination be measured at their estimated respective fair values as of the closing date of the acquisition. Goodwill recognized in connection with this transaction represents primarily the potential economic benefits that the Company believes may arise from the acquisition.

Total fair value of the purchase price consideration was determined as follows:

Cash	$500,000
Common stock	8,025,542
Contingent consideration	3,421,516
Purchase price consideration	$11,947,058

DIGITAL BRANDS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company has made an allocation of the purchase price in regard to the acquisition related to the assets acquired and the liabilities assumed as of the purchase date. The following table summarizes the purchase price allocation:

Purchase Price
Allocation
Cash and cash equivalents	$24,335
Accounts receivable, net	49,472
Inventory	77,159
Prepaid expenses	69,715
Deposits	4,415
Property, equipment and software, net	83,986
Goodwill	9,681,548
Intangible assets	3,936,030
Accounts payable	(51,927)
Accrued expenses and other liabilities	(107,957)
Deferred revenue	(269,848)
Due to related parties	(1,361)
Loan payable	(148,900)
Note payable - related party	(299,489)
Deferred tax liability	(1,100,120)
Purchase price consideration	$11,947,058

The customer relationships and will be amortized on a straight-line basis over their estimated useful lives of three years. The brand name is indefinite-lived. The Company used the reilief of royalty approach to estimate the fair value of intangible assets acquired.

Goodwill is primarily attributable to the go-to-market synergies that are expected to arise as a result of the acquisition and other intangible assets that do not qualify for separate recognition. The goodwill is not deductible for tax purposes.

The Company recorded an initial contingent consideration liability at a fair value of $3,421,516 based on the valuation shortfall noted above. As of June 30, 2021, the H&J contingent consideration was valued at $1,736,147. See Note 3.

The results of H&J have been included in the consolidated financial statements since the date of acquisition. H&J’s net revenue and net income included in the consolidated financial statements since the acquisition date were approximately $379,000 and $158,000, respectively.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information presents the Company’s financial results as if the Bailey and H&J acquisitions had occurred as of January 1, 2020. The unaudited pro forma financial information is not necessarily indicative of what the financial results actually would have been had the acquisitions been completed on this date. In addition, the unaudited pro forma financial information is not indicative of, nor does it purport to project, the Company’s future financial results. The following unaudited pro forma financial information includes incremental property and equipment depreciation and intangible asset amortization as a result of the acquisitions. The pro forma information does not give effect to any estimated and potential cost savings or other operating efficiencies that could result from the acquisition:

	Six Months Ended
	June 30,
	2021	2020
Net revenues	$2,392,195	$6,683,132
Net loss	$(14,099,782)	$(6,686,352)
Net loss per common share	$(4.60)	$(10.07)

DIGITAL BRANDS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Due to/from factor consist of the following:

	June 30,	December 31,
	2021	2020
Outstanding receivables:
Without recourse	$54,474	$151,158
With recourse	—	42,945
Advances	2,449	56,246
Credits due customers	(50,064)	(40,316)
	$6,859	$210,033

NOTE 6: GOODWILL AND INTANGIBLE ASSETS

The Company recorded $6,479,218 in goodwill from the Bailey business combination in February 2020, and $9,681,548 in goodwill from the H&J business combination in May 2021.

The following table summarizes information relating to the Company’s identifiable intangible assets as of June 30, 2021:

	Gross	Accumulated	Carrying
	Amount	Amortization	Value
Amortized:
Customer relationships	$2,817,670	$(575,736)	$2,241,934
	2,817,670	(575,736)	2,241,934

Indefinite-lived:
Brand name	$8,933,860	—	8,933,860
	$11,751,530	$(575,736)	$11,175,794

The Company recorded amortization expense of $163,236 and $91,656 during the three months ended June 30, 2021 and 2020, and $254,903 and $137,500 during the six months ended June 30, 2021 and 2020, respectively, which is included in general and administrative expenses in the consolidated statements of operations.

DIGITAL BRANDS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 7: LIABILITIES AND DEBT

Accrued Expenses and Other Liabilities

The Company accrued expenses and other liabilities line in the consolidated balance sheets is comprised of the following as of June 30, 2021 and December 31, 2020:

	June 30,	December 31,
	2021	2020
Accrued expenses	$285,387	$92,074
Reserve for returns	22,214	5,229
Payroll related liabilities	973,099	843,704
Sales tax liability	206,092	196,410
Other liabilities	128,830	108,230
	$1,615,622	$1,245,646

Certain liabilities including sales tax and payroll related liabilities maybe be subject to interest in penalties. As of June 30, 2021 and December 31, 2020, payroll related labilities included approximately $265,000 and $152,000 in estimated penalties associated with accrued payroll taxes.

Venture Debt

In March 2017, the Company entered into a senior credit agreement with an outside lender for up to $4,000,000, dependent upon the achievement of certain milestones. Through various amendments to the agreement, the credit agreement has been increased to approximately $6,000,000. The loan bears interest at 12.5% per annum, compounded monthly, plus fees currently at $5,000 per month. In March 2021, the Company and the lender agreed to extend the maturity date of the credit agreement to December 31, 2022, with certain payments due as follows. If the Company consummates a follow on public offering on or before July 31, 2021, the Company is required to make a $3,000,000 payment on the loan within five business days after such public offering. In addition, if the Company consummates an additional follow-on offering thereafter on or before September 30, 2021, the Company is required to make another $3,000,000 payment on the loan within five business days after such public offering. If the Company does not consummate the initial follow on offering or, if the Company does but does not consummate the aforementioned second follow-on offering by September 30, 2021, the Company is required to make a $300,000 payment on the loan by September 30, 2021. As of the filing date of these financial statements, all defaults were cured and there are no additional expected defaults in the next twelve months. Therefore, as of June 30, 2021, all venture debt is included as non-current with the exception of $300,000 included as current liabilities.

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

As of June 30, 2021 and December 31, 2020, the gross loan balance was $6,001,755.

The lender was also granted warrants to purchase common stock representing 1% of the fully diluted capitalization of the Company for each $1,000,000 of principal loaned under the agreement, which was increased to 1.358% during 2019. The relative fair value of the warrants is initially recorded as a discount to the note, which is amortized over its term. See Note 10 for further detail.

For the six months ended June 30, 2021 and 2020, $147,389 and $69,830 of these loan fees and discounts from warrants were amortized to interest expense, leaving unamortized balances of $0 and $147,389 as of June 30, 2021 and December 31, 2020, respectively.

Interest expense for the three months ended June 30, 2021 and 2020 was $202,041 and $170,877, and $402,027 $334,923, respectively. Effective interest rate on the loan for the six months ended June 30, 2021 and 2020 was 13.4% and 14.0%, respectively.

DIGITAL BRANDS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Convertible Debt

2020 Regulation CF Offering

During the year ended December 31, 2020, the Company received gross proceeds of $450,308 from a Regulation CF convertible debt offering. In 2021, the Company received additional gross proceeds of $473,650. Interest was 6% per annum and the debt was due October 30, 2022.

Upon closing of the IPO, the outstanding principal and accrued and unpaid interest of $16,942 was converted into 319,661 shares of common stock based on the terms of the notes. Total issuances costs were $69,627, which was recognized as a debt discount and was amortized in 2021 through the date of IPO when such debt converted. During the six months ended June 30, 2021, $27,894 of the debt discount was amortized to interest expense.

2020 Regulation D Offering

Concurrently with the offering above, in 2021 and 2020 the Company received gross proceeds of $55,000 and $800,000, respectively, from a Regulation D convertible debt offering. The debt accrued interest at a rate of 14% per annum with a maturity date of nine months from the date of issuance. The debt was contingently convertible and contains both automatic and optional conversions. The debt converted automatically upon an initial public offering of at least $10,000,000 in gross proceeds at a price per share equal to 50% of the IPO price. Issuance costs on the aggregate funds totaled $100,000. In addition, the Company issued 512 warrants to purchase common stock in connection with the notes. The issuance costs and warrants are recognized as a debt discount and were amortized in 2021 through the date of IPO when such debt converted. The fair value of the warrants was determined to be negligible.

Upon closing of the IPO, $755,000 in outstanding principal and approximately $185,000 of the accrued and unpaid interest was converted into 453,437 shares of common stock. As of June 30, 2021, there was $100,000 remaining in outstanding principal that was not converted into equity.

During the three and six months ended June 30, 2021, $32,331 and $100,000 of debt discount was amortized to interest expense. The Company recorded an additional $132,609 in default interest expense upon conversion of these notes.

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

Upon closing of the IPO, the outstanding principal was converted into 362,055 shares of common stock.

DIGITAL BRANDS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Loan Payable — PPP and SBA Loan

In April 2020, the Company and Bailey each entered into a loan with a lender in an aggregate principal amount of $203,994 and $1,347,050, respectively, pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security (CARES) Act. In February 2021, Bailey entered into an 2nd Round PPP Loan for a principal amount of $1,347,050. In May 2021, the Company entered into an 2nd Round PPP loan for a principal amount of $204,000.The PPP Loans are evidenced by a promissory note (“Note”). Subject to the terms of the Note, the PPP Loans bear interest at a fixed rate of one percent (1%) per annum, with the first six months of interest deferred, has an initial term of two years, and is unsecured and guaranteed by the Small Business Administration. The Company may apply to the Lender for forgiveness of the PPP Loan, with the amount which may be forgiven equal to the sum of payroll costs, covered rent, and covered utility payments incurred by the Company during the applicable forgiveness period, calculated in accordance with the terms of the CARES Act. The Note provides for customary events of default including, among other things, cross-defaults on any other loan with the lender. The PPP Loans may be accelerated upon the occurrence of an event of default. The loan proceeds were used for payroll and other covered payments and is expected to be forgiven in part based on current information available; however, formal forgiveness has not yet occurred as of the date of these financial statements.

The CARES Act additionally extended COVID relief funding for qualified small businesses under the Economic Injury Disaster Loan (EIDL) assistance program. On June 25, 2020 the Company was notified that their EIDL application was approved by the Small Business Association (SBA). Per the terms of the EIDL agreement, the Company received total proceeds of $150,000. The Loan matures in thirty years from the effective date of the Loan and has a fixed interest rate of 3.75% per annum. As of June 30, 2021, Harper & Jones had an outstanding loan under the EIDL program of $148,900.

Loan Payable

In May 2021, H&J entered into a line of credit with a bank and received proceeds of $75,000. The line bears interest at 7.76% and matures in December 2025. As of June 30, 2021, the outstanding balance was $73,695.

Note Payable – Related Party

As of June 30, 2021, H&J had an outstanding note payable of $299,489 owned by the H&J Seller. The note matures on July 10, 2022 and bears interest at 12% per annum.

Promissory Note Payable

As noted in Note 4, the Company issued a promissory note in the principal amount of $4,500,000 to the Bailey Holders pursuant to the Bailey acquisition. In February 2021, the maturity note of the agreement was extended from December 31, 2020 to July 31, 2021. The note incurs interest at 12% per annum. Upon the IPO closing, the Company repaid $1,000,000 of the outstanding principal on this note in May 2021. As of June 30, 3021, $3,500,000 remained outstanding.

Interest expense was $120,000 and $135,000 for the three months ended June 30, 2021 and 2020, and $284,000 and $202,500 for the six months ended June 30, 2021 and 2020, respectively, all of which was accrued and unpaid as of June 30, 2021.

In April 2021, the Company entered into a promissory note in the principal amount of $1,000,000. The Company received $810,000 in proceeds, net of issuance costs and original issue discount. Additionally, the Company issued 120,482 warrants to the lender and 20,000 shares of common stock to the underwriter, both of which was recorded as a debt discount at the time of the loan. The fair value of the warrants and shares recorded as a debt discount was $73,958. Upon the closing of the IPO, the note was repaid in full. The entire debt discount of $263,958 was amortized to interest expense upon repayment of the note.

DIGITAL BRANDS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 8: STOCKHOLDERS’ EQUITY (DEFICIT)

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

Convertible Preferred Stock

During the six months ended June 30, 2020, the Company issued 809,294 shares of Series A-3 Preferred Stock at a price of $0.53 and 709,690 shares of Series CF Preferred Stock at price per share of $0.52.

During six months ended June 30, 2020, the Company issued 20,754,717 shares of Series B Preferred Stock to the Bailey Holders pursuant to the Bailey acquisition at a price per share of $0.53 for a total fair value of $11,000,000. See Note 4.

Upon the closing of the Company’s IPO on May 18, 2021, all then-outstanding shares of Preferred Stock converted into an aggregate of 4,027,181 shares of common stock according to their terms.

Common Stock

The Company had 200,000,000 shares of common stock authorized with a par value of $0.0001 as of June 30, 2021.

Common stockholders have voting rights of one vote per share. The voting, dividend, and liquidation rights of the holders of common stock are subject to and qualified by the rights, powers, and preferences of preferred stockholders.

2021 Transactions

On May 13, 2021, the Company’s registration statement on Form S-1 relating to the IPO was declared effective by the SEC. In the IPO, which closed on May 18, 2021, the Company issued and sold 2,409,639 shares of common stock at a public offering price of $4.15 per share. Additionally, the Company issued warrants to purchase 2,771,084 shares, which includes 361,445 warrants sold upon the partial exercise of the over-allotment option. The aggregate net proceeds to the Company from the were $8.6 million after deducting underwriting discounts and commissions of $0.8 million and direct offering expenses of $0.6 million.

Upon the closing of the Company’s IPO on May 18, 2021, all then-outstanding shares of Preferred Stock converted into an aggregate of 4,027,181 shares of common stock according to their terms.

Upon closing of the Company’s IPO, the Company converted outstanding principal totaling $2,680,289 and certain accrued and unpaid interest of the Company’s convertible debt into an aggregate of 1,135,153 shares of common stock. See Note 7.

DIGITAL BRANDS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Upon closing of the Company’s IPO, certain officers and directors converted balances due totaling $257,515 into 152,357 shares of common stock and recorded $233,184 in compensation expense for the shares issued in excess of accrued balances owed. See Note 9.

In connection with the H&J acquisition, the Company issued 2,192,771 shares of common stock to the seller. See Note 4.

The Company issued 20,000 shares to the underwriter in connection with its April 2021 note financing.

Pursuant to a consulting agreement, the Company issued 50,000 shares of common stock with a guaranteed equity value of $250,000. In connection with the agreement, the Company recorded a contingent consideration liability of $67,000. See Note 3.

In May 2021, an aggregate of 31,881 warrants were exercised for shares of common stock for proceeds of $145,696.

On June 28, 2021, the Company’s underwriters purchased 361,445 shares of common stock at a public offering price of $4.15 per share pursuant to the exercise of the remaining portion of their over-allotment option. The Company received net proceeds of approximately $1.4 million after deducting underwriting discounts and commissions of $0.1 million.

NOTE 9: RELATED PARTY TRANSACTIONS

Employee Backpay, Loans Receivable and Loans Payable

As of June 30, 2021 and December 31, 2020, due to related parties includes advances from the former officer, Mark Lynn, who also serves as a director, totaling $124,568 and $194,568 respectively, and accrued salary and expense reimbursements of $126,706 and $246,885 respectively, to current officers. Upon closing of the IPO, 25,080 shares of common stock were issued to directors as conversion of balances owed.

The current CEO, Hil Davis, previously advanced funds to the Company for working capital. These prior advances were converted to a note payable totaling $115,000. Upon closing of the IPO, 127,278 shares of common stock were issued to the CEO as conversion of the outstanding note payable and related accrued interest, accrued compensation and other consideration. As of a result of the transaction, the Company recorded an additional $233,184 in stock compensation expense, which is included in general and administrative expenses in the condensed consolidated statements of operations.

As of June 30, 2021, H&J had an outstanding note payable of $299,489 owned by the H&J Seller. The note matures on July 10, 2022 and bears interest at 12% per annum.

NOTE 10: SHARE-BASED PAYMENTS

Common Stock Warrants

During the six months ended June 30, 2020, the Company granted 152,280 common stock warrants to the venture debt lender with an exercise price of $2.50 per share. The warrants were valued at $58,421 using the below range of inputs using the Black-Scholes model.

DIGITAL BRANDS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

During the Company’s Series A-3 Preferred Stock raise, the Company granted 2,603 common stock warrants at an exercise price of $8.28 per share to a funding platform in the six months ended June 30, 2020.

Six Months Ended
June 30,
2020
Risk Free Interest Rate	1.54 - 1.59%
Expected Dividend Yield	0.00%
Expected Volatility	58.0%
Expected Life (years)	10.00

In connection with the IPO, the Company issued 2,409,639 warrants and an additional 361,445 warrants to purchase common stock per the over-allotment option. Each warrant will have an exercise price of $4.57 per share (equal to 110% of the offering price of the common stock), will be exercisable upon issuance and will expire five years from issuance.

On May 13, 2021, pursuant to the IPO Underwriting Agreement, the Company issued warrants to the underwriters to purchase up to an aggregate of 120,482 shares of common stock with an exercise price of $5.19 per share. The warrants may be exercised beginning on November 13, 2021 and will expire five years from issuance.

In connection with the Company’s April 2021 note financing, the Company issued warrants to the lender to purchase up to 120,482 shares of common stock. The warrants have an exercise price of $4.15 per share and are exercisable immediately after issuance.

In May 2021, an aggregate of 31,881 warrants were exercised for shares of common stock for proceeds of $145,696.

A summary of information related to common stock warrants for the six months ended June 30, 2021 is as follows:

	Common	Weighted
	Stock	Average
	Warrants	Exercise Price
Outstanding - December 31, 2020	914,539	$2.66
Granted	3,012,048	4.58
Converison of preferred stock warrants upon IPO	51,642	7.66
Exercised	(31,881)	4.57
Forfeited	—	—
Outstanding - June 30, 2021	3,946,348	$4.17
Exercisable at June 30, 2021	3,825,866	$4.14

Preferred Stock Warrants

A summary of information related to preferred stock warrants for the six months ended June 30, 2021 is as follows:

	Preferred	Weighted
	Stock	Average
	Warrants	Exercise Price
Outstanding - December 31, 2020	806,903	$0.49
Converted to common stock warrants upon IPO	(806,903)	0.49
Exercised	—	—
Forfeited	—	—
Outstanding - June 30, 2021	—	$—
Exercisable at June 30, 2021	—	$—

Upon the IPO, all outstanding preferred stock warrants converted into common stock warrants at a ratio of 15.625:1.

DIGITAL BRANDS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Stock Options

2020 Incentive Stock Plan

The Company has adopted a 2020 Omnibus Incentive Stock Plan (the “2020 Plan”). An aggregate of 3,300,000 shares of the Company’s common stock is reserved for issuance and available for awards under the 2020 Plan, including incentive stock options granted under the 2020 Plan. The 2020 Plan administrator may grant awards to any employee, director, consultant or other person providing services to us or our affiliates. Upon the IPO, 2,712,000 options were granted to executives and directors at an exercise price of $4.15 per share. As of June 30, 2021, 588,000 options were available for future issuance.

A summary of information related to stock options under our 2013 and 2020 Stock Plan for the six months ended June 30, 2021 is as follows:

		Weighted
		Average
	Options	Exercise Price
Outstanding - December 31, 2020	1,163,103	$2.34
Granted	2,712,000	4.15
Exercised	—	—
Forfeited	—	—
Outstanding - June 30, 2021	3,875,103	$3.62
Exercisable at June 30, 2021	2,996,861	$3.60

Weighted average duration (years) to expiration of outstanding options at June 30, 2021	8.53

Stock-based compensation expense of $3,568,370 and $49,932 was recognized for the three months ended June 30, 2021 and 2021, and $3,605,346 and $99,864 was recognized for the six months ended June 30, 2021 and 2020, respectively. During the six months ended June 30, 2021, $523,151 was recorded to sales and marketing expense, and all other stock compensation was included in general and administrative expense in the condensed consolidated statements of operations. Total unrecognized compensation cost related to non-vested stock option awards as of June 30, 2021 amounted to $1,298,335 and will be recognized over a weighted average period of 2.74 years.

NOTE 11: LEASE OBLIGATIONS

In April 2021, the Company entered into a lease agreement for operating space. The lease expires in June 2023 and has monthly base rent payments of $17,257. The lease required a $19,500 deposit.

Bailey leases facilities under operating leases with unrelated parties that expire at various dates through February 2029, however in July 2020 Bailey negotiated the early termination of the leases on two of its retail locations. The third lease was vacated and no additional liability is expected.

H&J leases office and showroom facilities in Dallas and Houston, Texas, and New Orleans, Louisiana. The leases expire at various dates through June 2022 with base rents ranging from $3,400 to $6,500.

Total rent expense for the three months ended June 30, 2021 and 2020 was $173,052 and $181,152, and $305,841 and $463,349 for the six months ended June 30, 2021 and 2020, respectively.

DIGITAL BRANDS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 12: CONTINGENCIES

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

NOTE 13: INCOME TAXES

The Company recorded a tax benefit of $1,100,200 for the three and six months ended June 30, 2021 related to a full release of its valuation allowance pertaining to the acquisition of H&J (see Note 4). The acquisition of H&J created a deferred tax liability position, and those deferred tax liabilities can be used as a source of income for the Company’s existing deferred tax assets.

NOTE 14: SUBSEQUENT EVENTS

Management’s Evaluation

In July 2021, warrant holders exercised 355,000 warrants for proceeds of $1,622,350.

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

We currently offer products under the DSTLD, Bailey 44 (“Bailey”) and Harper & Jones (“H&J”) brands. We plan to begin offering products under ACE Studios once we finalize the re-branding and repositioning into more casual wear. Bailey was historically a wholesale brand, which we have begun to transition to a digital, direct-to-consumer brand. DSTLD was historically a digital direct-to-consumer brand, to which we recently added select wholesale retailers to create more brand awareness. H&J is also primarily a direct-to-consumer brand using its own showrooms. We will leverage all three channels (our websites, wholesale and our own stores) for all our brands. Every brand will have a different revenue mix by channel based on optimizing revenue and margin in each channel for each brand, which includes factoring in customer acquisition costs and retention rates by channel and brand.

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

The COVID-19 pandemic is ongoing and dynamic in nature, and continues to drive global uncertainty and disruption. As a result, COVID-19 had a significant negative impact on the Company’s business, including the consolidated financial condition, results of operations and cash flows throughout 2020 and the first six months of 2021. While we are not able to determine the ultimate length and severity of the COVID-19 pandemic, we expect store closures, an anticipated reduction in traffic once stores initially reopen and a highly promotional marketplace will continue to have a negative impact on our financial performance through the balance of 2021.

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

H&J sells its products directly to customers through their showrooms and sales reps.

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

H&J’s cost of net revenue sold is associated with procuring fabric and custom tailoring each garment.

Operating Expenses

Our operating expenses include all operating costs not included in cost of net revenues. These costs consist of general and administrative, sales and marketing, and fulfillment and shipping expense to the customer.

General and administrative expenses consist primarily of all payroll and payroll-related expenses, stock-based compensation, professional fees, insurance, software costs, and expenses related to our operations at our headquarters, including utilities, depreciation and amortization, and other costs related to the administration of our business.

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

At each reporting period, we estimate changes in the fair value of contingent consideration and recognize any change in fair in our consolidated statement of operations, which is included in operating expenses. Additionally, amortization of the identifiable intangibles acquired in the acquisitions is also included in operating expenses.

Interest Expense

Interest expense consists primarily of interest related to our debt outstanding to our senior lender, convertible debt, and other interest bearing liabilities.

Results of Operations

Three Months Ended June 30, 2021 compared to Three Months Ended June 30, 2020

The following table presents our results of operations for the three months ended June 30, 2021 and 2020:

	Three Months Ended
	June 30,
	2021	2020
Net revenues	$1,003,529	$664,017
Cost of net revenues	608,944	932,362
Gross profit (loss)	394,585	(268,345)
Operating expenses	11,236,508	1,626,004
Operating loss	(10,841,923)	(1,894,349)
Other expenses	(955,695)	(373,957)
Loss before provision for income taxes	(11,797,618)	(2,268,306)
Provision for income taxes	1,100,120	709
Net loss	$(10,697,498)	$(2,267,597)

Net Revenues

Revenues increased by $0.3 million to $1.0 million for the three months ended June 30, 2021, compared to $0.7 million in the corresponding fiscal period in 2020. The increase was primarily due to the acquisition of H&J in May 2021.

Gross Profit (Loss)

Our gross profit increased by $0.7 million for the three months ended June 30, 2021 to $0.4 million from a gross loss of ($0.3) million for the corresponding fiscal period in 2020. The increase in gross margin was primarily attributable to increased revenue in the three months ended June 30, 2021 and the gross profit achieved by H&J since the May 2021 acquisition.

Our gross margin was 39.3% for the three months ended June 30, 2021 compared to (40.4)% for the three months ended March 31, 2020. The increase in the gross margin was due to H&J’s margins in 2021, as well as mark downs to net realizable value of DBG and Bailey’s inventory in the second quarter of 2020. due to the effects of COVID.

Operating Expenses

Our operating expenses increased by $9.6 million for the three months ended June 30, 2021 to $11.2 million compared to $1.6 million for the corresponding fiscal period in 2020. The increase in operating expenses was primarily due to non-cash charges incurred in 2021 upon the IPO and acquisition of H&J, including stock-based compensation expense of $4.0 million and the change in fair value of contingent consideration of $3.1 million, as well as increased professional fees and investor relations costs. We expect operating expenses to increase in total dollars and as a percentage of revenues as our revenue base increases.

Other Expenses

Other expenses increased by $0.6 million to $1.0 million in the three months ended June 30, 2021 compared to $0.4 million in the corresponding fiscal period in 2020. The increase in the other expense was primarily due to interest expense from the April 2021 note which was fully amortized during the second quarter of 2021.

Net Loss

Our net loss increased by $8.4 million to a loss of $10.7 million for the three months ended June 30, 2021 compared to a loss of $2.3 million for the corresponding fiscal period in 2020 primarily due to our increased operating expenses, partially offset by higher gross profit and a tax benefit recorded in 2021.

Six Months Ended June 30, 2021 compared to Six Months Ended June 30, 2020

The following table presents our results of operations for the six months ended June 30, 2021 and 2020:

	Six Months Ended
	June 30,
	2021	2020
Net revenues	$1,411,934	$3,240,702
Cost of net revenues	1,224,886	2,155,155
Gross profit	187,048	1,085,547
Operating expenses	13,378,424	4,557,358
Operating loss	(13,191,376)	(3,471,811)
Other expenses	(1,630,177)	(688,932)
Loss before provision for income taxes	(14,821,553)	(4,160,743)
Provision for income taxes	1,100,120	(13,381)
Net loss	$(13,721,433)	$(4,174,124)

Net Revenues

Revenue decreased by $1.8 million to $1.4 million for the six months ended June 30, 2021, compared to $3.2 million in the corresponding fiscal period in 2020. The decrease is primarily due to the full effects of COVID-19 on the operations of Bailey in the winter of 2021, partially offset by the increase in revenue due to the acquisition of H&J in May 2021.

Gross Profit

Our gross profit decreased by $0.9 million for the six months ended June 30, 2021 to $0.2 million from $1.1 million for the corresponding fiscal period in 2020. The decrease in gross margin was primarily attributable to lower revenues in the six months ended June 30, 2021, partially offset by the gross profit of H&J in 2021.

Our gross margin was 13.2% for the six months ended June 30, 2021 compared to 33.5% for the six months ended June 30, 2020. The decrease in gross margin was due to our discounting and liquidation measures by both DBG and Bailey to sell aged inventory in 2021.

Operating Expenses

Our operating expenses increased by $8.8 million for the six months ended June 30, 2021 to $13.4 million compared to $4.6 million for the corresponding fiscal period in 2020. The increase in operating expenses was primarily due to non-cash charges incurred in 2021 upon the IPO and acquisition of H&J, including stock-based compensation expense of $4.0 million and the change in fair value of contingent consideration of $3.1 million, as well as increased professional fees and investor relations costs. We expect operating expenses to increase in total dollars and as a percentage of revenues as our revenue base increases.

Other Expenses

Other expenses increased by $0.9 million to $1.6 million in the six months ended June 30, 2021 compared to $0.7 million in the corresponding fiscal period in 2020. The increase in the other expense was primarily due to interest expense from the April 2021 note which was fully amortized during the second quarter of 2021 as well as amortization of debt discounts recorded upon debt conversions during the IPO.

Net Loss

Our net loss increased by $9.5 million to a loss of $13.7 million for the six months ended June 30, 2021 compared to a loss of $4.2 million for the corresponding fiscal period in 2020 primarily due to lower gross profit and our increased operating expenses, partially offset by a tax benefit recorded in 2021.

Liquidity and Capital Resources

We expect that our cash and cash equivalents of $4.1 million as of June 30, 2021 and measures described below will be sufficient to fund its operating expenses, debt obligations and capital expenditure requirements for at least one year from the date these consolidated financial statements are issued.

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

Cash Flow Activities

The following table presents selected captions from our condensed statement of cash flows for the six months ended June 30, 2021 and 2020:

	Six Months Ended
	June 30,
	2021	2020
Net cash used in operating activities:
Net loss	$(13,721,433)	$(4,174,124)
Non-cash adjustments	$7,059,457	$429,499
Change in operating assets and liabilities	$66,039	$1,586,264
Net cash used in operating activities	$(6,595,937)	$(2,158,361)
Net cash provided by (used in) investing activities	$(505,056)	$130,423
Net cash provided by financing activities	$10,600,928	$2,848,266
Net change in cash	$3,499,935	$820,328

Cash Flows Used In Operating Activities

Our cash used by operating activities increased by $4.4 million to cash used of $6.6 million for the six months ended June 30, 2021 as compared to cash used of $2.2 million for the corresponding fiscal period in 2020. The increase in net cash used in operating activities was primarily driven by our higher net loss and less cash provided by changes in our operating assets and liabilities in 2021, partially offset by an increase in non-cash charges.

Cash Flows Provided By Investing Activities

Our cash used in investing activities was $0.5 million in the six months ended June 30, 2021 as compared to cash generated of $0.1 million for the corresponding fiscal period in 2020. Cash used in 2021 was primarily related to the cash consideration in the H&J acquisition. Cash generated during 2020 was primarily related to cash acquired due to the acquisition of Bailey and deposits.

Cash Flows Provided by Financing Activities

Cash provided by financing activities was $10.6 million for the six months ended June 30, 2021 compared to cash provided of $2.8 million for the corresponding fiscal period in 2020. Cash inflows in the six months ended June 30, 2021 were primarily related to $8.6 million in net proceeds from the IPO after deducting underwriting discounts and commissions and offering expenses, as well as $1.4 million in net proceeds from the underwriter’s exercise of their over-allotment option. Cash was also generated in 2021 from proceeds from loan payables of $2.6 million and proceeds from convertible notes payable of $0.5 million, partially offset by loan and note repayments of $2.0 million.

Cash inflows in the six months ended June 30, 2020 were primarily related to proceeds from PPP and SBA loans of $1.7 million, proceeds from our Series A-3 and CF preferred stock for $0.7 million, proceeds from venture debt of $0.3 million and advances from Bailey’s factor of $0.2 million.

Contractual Obligations and Commitments

In March 2017, we entered into a senior credit agreement with an outside lender for up to $4,000,000, dependent upon the achievement of certain milestones. The initial close amount was a minimum of $1,345,000. The loan bears interest at 12.5% per annum, compounded monthly, including fees. A 5% closing fee is due upon each closing, legal and accounting fees of up to $40,000, and management fees of $4,167-$5,000 per month. As of June 30, 2021, we owed our senior secured lender approximately $6.0 million that is due on the scheduled maturity date of December 31, 2022.

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

Repayment is accelerated upon a change in control, as defined in the agreement. The loan is senior to all of our other debts and obligations, is collateralized by all of our assets, and shares of our common stock pledged by former officers of the Company. As of June 30, 2021 and December 31, 2020, the gross loan balance is $6,001,755. As of December 31, 2020, we were in technical default of this debt due to covenant violations. Subsequent to our IPO, all defaults have been cured. Management expects that the Company will remain in good standing with all requirements of this debt in the near term.

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

During the six months ended June 30, 2021, there were no material changes to our critical accounting policies except for the adoption of ASU 2020-06 (see Note 3 to the unaudited condensed consolidated financial statements). Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our prospectus filed May 17, 2021 and the notes to the unaudited condensed financial statements included in Item 1, “Unaudited Financial Statements,” of this Quarterly Report on Form 10-Q.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, who serve as our principal executive officer and principal financial and accounting officer, respectively, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. In making this evaluation, our management considered the material weakness in our internal control over financial reporting described below. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of such date.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the six months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

Upon the closing of the IPO on May 18, 2021, all then-outstanding shares of preferred stock converted into an aggregate of 4,027,181 shares of common stock according to their terms.

Upon closing of the IPO, we converted outstanding principal totaling $2,680,289 and certain accrued and unpaid interest of our convertible debt into an aggregate of 1,135,153 shares of common stock.

Upon closing of the IPO, certain officers and directors converted balances due totaling $257,515 into 152,357 shares of common stock and recorded $233,184 in compensation expense for the shares issued in excess of accrued balances owed.

In connection with the H&J acquisition, we issued 2,192,771 shares of common stock to the seller.

We issued 20,000 shares to the underwriter in connection with its April 2021 note financing.

Pursuant to a consulting agreement, we issued 50,000 shares of common stock.

In May 2021, an aggregate of 31,881 warrants were exercised for shares of common stock for proceeds of $145,696.

In July 2021, an aggregate of 355,000 warrants were exercised for shares of common stock for proceeds of $1,622,350.

Unless otherwise stated, the sales of the below securities were deemed to be exempt from registration under the Securities Act in reliance upon Section 4 (a)(2) of the Securities Act (or Regulation D or Regulation S promulgated thereunder), or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions.

Use of Proceeds from Initial Public Offering of Common Stock

On May 13, 2021, our registration statement on Form S-1 relating to our IPO was declared effective by the SEC. In the IPO, which closed on May 18, 2021, we issued and sold 2,409,639 shares of common stock at a public offering price of $4.15 per share. Additionally, we issued warrants to purchase 2,771,084 shares, which includes 361,445 warrants sold upon the partial exercise of the over-allotment option. Total gross proceeds were approximately $10 million, which includes the warrants. The aggregate net proceeds to us from the IPO, inclusive of the proceeds from the over-allotment exercise, were approximately $8.6 million after deducting underwriting discounts and commissions of $0.8 million and estimated offering expenses of approximately $0.6 million. The offer and sale of all of the shares in the offering were registered under the Securities Act pursuant to registration statement on Form S-1 (File No. 333-256174). Kingwood Capital Markets, a division of Benchmark Investments, Inc., acting as representative of the several underwriters named in the Underwriting Agreement.

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

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL.

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

DIGITAL BRANDS GROUP, INC.

August 16, 2021	By:	/s/ John Hilburn Davis
John Hilburn Davis, Chief Executive Officer

August 16, 2021	By:	/s/ Reid Yeoman
Reid Yeoman, Chief Financial Officer