Form 10-Q
period 2021-09-30
Digital Brands Group, Inc.
filed 2021-11-12
CIK 1668010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 12, 2021 the Company had 12,627,488 shares of common stock, $0.0001 par value, issued and outstanding.

DIGITAL BRANDS GROUP, NC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

DIGITAL BRANDS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$254,527	$575,986
Accounts receivable, net	272,264	35,532
Due from factor, net	1,094,309	210,033
Inventory	2,327,542	1,163,279
Prepaid expenses and other current assets	1,525,818	23,826
Total current assets	5,474,460	2,008,656
Deferred offering costs	367,696	214,647
Property, equipment and software, net	97,862	62,313
Goodwill	17,771,031	6,479,218
Intangible assets, net	16,779,126	7,494,667
Deposits	174,109	92,668
Total assets	$40,664,284	$16,352,169

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$6,855,352	$5,668,703
Accrued expenses and other liabilities	1,853,954	1,245,646
Deferred revenue	193,023	1,667
Due to related parties	232,635	441,453
Contingent consideration liability	10,527,910	—
Convertible notes, current	100,000	700,000
Accrued interest payable	855,729	737,039
Note payable - related party	299,489	137,856
Venture debt, current	300,000	5,854,326
Loan payable, current	1,796,000	992,000
Promissory note payable, current	655,000	4,500,000
Total current liabilities	23,669,092	20,278,690
Convertible note payable, net	2,793,385	1,215,815
Loan payable	1,677,213	709,044
Promissory note payable	2,845,000	—
Venture debt, net of discount	5,701,755	—
Derivative liability	2,486,843	—
Warrant liability	28,195	6,265
Total liabilities	39,201,483	22,209,814

Commitments and contingencies (Note 12)

Stockholders’ equity (deficit):
Series Seed convertible preferred stock, $0.0001 par, no shares and 20,714,518 shares, authorized, issued and outstanding at September 30, 2021 and December 31, 2020, respectively	—	2,071
Series A convertible preferred stock, $0.0001 par, no shares and 14,481,413 shares authorized, no shares and 5,654,072 shares issued and outstanding at September 30, 2021, and December 31, 2020, respectively	—	565
Series A-2 convertible preferred stock, $0.0001 par, no shares and 20,000,000 shares authorized, no shares and 5,932,742 shares issued and outstanding at September 30, 2021, and December 31,2020,respectively	—	593
Series A-3 convertible preferred stock, $0.0001 par, no shares and 18,867,925 shares authorized, no shares and 9,032,330 shares issued and outstanding at September 30, 2021, and December 31, 2020, respectively	—	904
Series CF convertible preferred stock, $0.0001 par, no shares and 2,000,000 shares authorized, no shares and 836,331 shares issued and outstanding at September 30, 2021, and December 31, 2020, respectively	—	83
Series B convertible preferred stock, $0.0001 par, no shares and 20,714,517 shares authorized, no shares and 20,714,517 shares issued and outstanding at September 30, 2021, and December 31, 2020, respectively	—	2,075
Undesignated preferred stock, $0.0001 par, 10,000,000 shares and 936,144 shares authorized, 0 shares issued and outstanding as of both September 30,2021 and December 31, 2020	—	—
Common stock, $0.0001 par, 200,000,000 and 110,000,000 shares authorized, 12,627,488 and 664,167 shares issued and outstanding as of both September 30, 2021 and December 31, 2020, respectively	1,263	66
Additional paid-in capital	57,467,015	27,481,995
Accumulated deficit	(56,005,477)	(33,345,997)
Total stockholders’ equity (deficit)	1,462,801	(5,857,645)
Total liabilities and stockholders’ equity (deficit)	$40,664,284	$16,352,169

See the accompanying notes to the unaudited condensed consolidated financial statements

DIGITAL BRANDS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net revenues	$2,163,280	$1,234,805	$3,575,214	$4,475,507
Cost of net revenues	954,137	1,729,709	2,179,023	3,884,864
Gross profit (loss)	1,209,143	(494,904)	1,396,191	590,643
Operating expenses:
General and administrative	3,720,863	1,356,653	12,820,841	5,258,084
Sales and marketing	1,307,219	101,081	2,401,322	543,327
Distribution	105,332	65,681	238,774	279,362
Loss on disposal of property and equipment	—	593,449	—	593,449
Impairment of intangible assets	—	784,500	—	784,500
Change in fair value of contingent consideration	3,988,493	—	7,039,394	—
Total operating expenses	9,121,907	2,901,364	22,500,331	7,458,722
Loss from operations	(7,912,764)	(3,396,268)	(21,104,140)	(6,868,079)
Other income (expense):
Interest expense	(447,842)	(550,505)	(2,020,806)	(1,239,437)
Other non-operating income (expenses)	(577,441)	32,193	(634,654)	32,193
Total other income (expense), net	(1,025,283)	(518,312)	(2,655,460)	(1,207,244)
Income tax benefit (provision)	—	(276)	1,100,120	(13,657)
Net loss	$(8,938,047)	$(3,914,856)	$(22,659,480)	$(8,088,980)

Weighted average common shares outstanding - basic and diluted	11,786,592	664,167	6,002,669	664,167
Net loss per common share - basic and diluted	$(0.76)	$(5.89)	$(3.77)	$(12.18)

See the accompanying notes to the unaudited condensed consolidated financial statements

DIGITAL BRANDS GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Series Seed		Series A		Series A-2		Series A-3		Series CF		Series B				Additional			Total
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Subscription	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Equity (Deficit)

Balances at December 31, 2019	20,714,518	$2,071	5,654,072	$565	5,932,742	$593	8,223,036	$823	126,641	$12	—	$—	664,167	$66	$15,486,050	$(22,677)	$(22,617,702)	$(7,150,199)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	49,932	—	—	49,932
Issuance of Series A-3 preferred stock for cash	—	—	—	—	—	—	809,294	81	—	—	—	—	—	—	428,845	(117,614)	—	311,312
Issuance of Series B preferred stock	—	—	—	—	—	—	—	—	—	—	20,754,717	2,075	—	—	10,997,925	—	—	11,000,000
Offering costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(31,690)	—	—	(31,690)
Fair value of warrant issuances - venture debt	—	—	—	—	—	—	—	—	—	—	—	—	—	—	58,421	—	—	58,421
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,906,527)	(1,906,527)
Balances at March 31, 2020	20,714,518	$2,071	5,654,072	$565	5,932,742	$593	9,032,330	$904	126,641	$12	20,754,717	$2,075	664,167	$66	$26,989,483	$(140,291)	$(24,524,229)	$2,331,249
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	49,932	-	-	49,932
Issuance of Series CF preferred stock for cash	—	—	—	—	—	—	—	—	709,690	71	—	—	—	—	286,447	-	-	286,518
Issuance of Series A-3 preferred stock for cash	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	126,837	-	126,837
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	-	(2,267,597)	(2,267,597)
Balances at June 30, 2020	20,714,518	$2,071	5,654,072	$565	5,932,742	$593	9,032,330	$904	836,331	$83	20,754,717	$2,075	664,167	$66	$27,325,862	$(13,454)	$(26,791,826)	$526,939
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	5,779	—	—	5,779
Fair value of warrant issuances - venture debt	—	—	—	—	—	—	—	—	—	—	—	—	—	—	81,151	—	—	81,151
Offering costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(28,756)	—	—	(28,756)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,914,856)	(3,914,856)
Balances at September 30, 2020	20,714,518	$2,071	5,654,072	$565	5,932,742	$593	9,032,330	$904	836,331	$83	20,754,717	$2,075	664,167	$66	$27,384,036	$(13,454)	$(30,706,682)	$(3,329,743)

Balances at December 31, 2020	20,714,518	$2,071	5,654,072	$565	5,932,742	$593	9,032,330	$904	836,331	$83	20,754,717	$2,075	664,167	$66	$27,481,995	$—	$(33,345,997)	$(5,857,645)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	36,976	—	—	36,976
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,023,935)	(3,023,935)
Balances at March 31, 2021	20,714,518	$2,071	5,654,072	$565	5,932,742	$593	9,032,330	$904	836,331	$83	20,754,717	$2,075	664,167	$66	$27,518,971	$—	$(36,369,932)	$(8,844,604)
Conversion of preferred stock into common stock	(20,714,518)	(2,071)	(5,654,072)	(565)	(5,932,742)	(593)	(9,032,330)	(904)	(836,331)	(83)	(20,754,717)	(2,075)	4,027,181	403	5,888	—	—	—
Issuance of common stock in public offering	—	—	—	—	—	—	—	—	—	—	—	—	2,409,639	241	9,999,761	—	—	10,000,002
Offering costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,116,957)	—	—	(2,116,957)
Exercise of over-allotment option, net of offering costs	—	—	—	—	—	—	—	—	—	—	—	—	361,445	36	1,364,961	—	—	1,364,997
Conversion of debt into common stock	—	—	—	—	—	—	—	—	—	—	—	—	1,135,153	114	2,680,175	—	—	2,680,289
Conversion of related party notes and payables into common stock	—	—	—	—	—	—	—	—	—	—	—	—	152,357	15	257,500	—	—	257,515
Common stock and warrants issued in connection with note	—	—	—	—	—	—	—	—	—	—	—	—	20,000	2	73,956	—	—	73,958
Common stock issued in connection with business combination	—	—	—	—	—	—	—	—	—	—	—	—	2,192,771	219	8,025,323	—	—	8,025,542
Exercise of warrants	—	—	—	—	—	—	—	—	—	—	—	—	31,881	3	145,693	—	—	145,696
Common stock issued pursuant to consulting agreement	—	—	—	—	—	—	—	—	—	—	—	—	50,000	5	182,995	—	—	183,000
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	3,801,553	—	—	3,801,553
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(10,697,498)	(10,697,498)
Balances at June 30, 2021	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	11,044,594	$1,104	$51,939,819	$—	$(47,067,430)	$4,873,493
Issuance of common stock pursuant to equity line of credit	—	—	—	—	—	—	—	—	—	—	—	—	126,356	13	367,683	—	—	367,696
Common stock issued in connection with business combination	—	—	—	—	—	—	—	—	—	—	—	—	1,101,538	110	3,403,086	—	—	3,403,196
Exercise of warrants	—	—	—	—	—	—	—	—	—	—	—	—	355,000	36	1,622,314	—	—	1,622,350
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	134,113	—	—	134,113
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(8,938,047)	(8,938,047)
Balances at September 30, 2021	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	12,627,488	$1,263	$57,467,015	$—	$(56,005,477)	$1,462,801

See the accompanying notes to the unaudited condensed consolidated financial statements

DIGITAL BRANDS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(22,659,480)	$(8,088,980)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	652,732	716,568
Amortization of loan discount and fees	682,956	144,974
Stock-based compensation	4,155,641	105,643
Fees incurred in connection with debt financings	132,609	—
Change in fair value of warrant liability	21,930	(1,792)
Change in fair value of derivative liability	627,956	—
Change in fair value of contingent consideration	7,039,394	—
Deferred income tax benefit	(1,100,120)	—
Impairment of intangible assets	—	784,500
Loss on disposal of property and equipment	—	593,449
Change in credit reserve	66,748	(182,758)
Changes in operating assets and liabilities:
Accounts receivable, net	(32,582)	(74,256)
Due from factor, net	(540,257)	1,334,263
Inventory	(483,477)	2,578,261
Prepaid expenses	(1,259,835)	(113,566)
Accounts payable	749,352	1,161,279
Accrued expenses and other liabilities	451,298	(721,062)
Deferred revenue	(78,492)	(13,564)
Accrued compensation - related party	(108,550)	(29,302)
Accrued interest	206,163	656,734
Net cash used in operating activities	(11,476,014)	(1,149,609)
Cash flows from investing activities:
Cash acquired (consideration) pursuant to business combination	(5,442,966)	106,913
Issuance of related party receivable	—	(10,000)
Purchase of property, equipment and software	(13,585)	(266,390)
Deposits	(67,431)	98,835
Net cash provided by (used in) investing activities	(5,523,982)	(70,642)
Cash flows from financing activities:
Proceeds from related party advances	—	22,856
Repayments to factor	(39,520)	(1,684,703)
Proceeds from venture debt	—	862,500
Issuance of loans payable	2,626,050	1,701,044
Repayments of promissory notes and loans payable	(2,002,731)	—
Issuance of convertible notes payable	5,078,650	—
Proceeds from initial public offering	10,000,002	—
Exercise of over-allotment option with public offering, net	1,364,997	—
Exercise of warrants	1,768,046	—
Proceeds from sale of Series A-3 preferred stock	—	355,945
Subscription receivable from Series A-3 preferred stock	—	22,677
Proceeds from sale of Series CF preferred stock	—	286,518
Offering costs	(2,116,957)	(104,996)
Net cash provided by financing activities	16,678,537	1,461,841
Net increase in cash and cash equivalents	(321,459)	241,590
Cash and cash equivalents at beginning of period	575,986	40,469
Cash and cash equivalents at end of period	$254,527	$282,059
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$460,179	$—
Supplemental disclosure of non-cash investing and financing activities:
Conversion of preferred stock into common stock	$6,291	$—
Conversion of related party notes and payables into common stock	$257,515	$—
Conversion of debt into common stock	$2,680,289	$—
Derivative liability in connection with convertible note	$1,858,887	$—
Comon shares issued pursuant to equity line of credit	$367,696	$—
Venture debt issued in exchange of forgiveness of accrued interest	$—	$209,211
Warrants issued for offering costs	$—	$918
Warrants issued with venture debt	$—	$139,572
Issuance of promissory note payable in acquisition	$—	$4,500,000
Issuance of Series B preferred stock in acquisition	$—	$11,000,000
Subscription receivable for Series A preferred stock	$—	$13,454

See the accompanying notes to the unaudited condensed consolidated financial statements

NOTE 1: NATURE OF OPERATIONS

Digital Brands Group, Inc. (the “Company” or “DBG”), was organized on September 17, 2012 under the laws of Delaware as a limited liability company under the name Denim.LA LLC. The Company converted to a Delaware corporation on January 30, 2013 and changed its name to Denim.LA, Inc. Effective December 31, 2020, the Company changed its name to Digital Brands Group, Inc. (DBG).

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

On August 30, 2021, the Company closed its acquisition of Mosbest, LLC dba Stateside (“Stateside”) pursuant to its Membership Interest Purchase Agreement with Moise Emquies to purchase 100% of the issued and outstanding equity of Stateside. On the acquisition date, Stateside became a wholly owned subsidiary of the Company. See Note 4.

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

NOTE 2: GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated profits since inception, has sustained net losses of $22,659,480 and $8,088,980 for the nine months ended September 30, 2021 and 2020, respectively, and has incurred negative cash flows from operations for the nine months ended September 30, 2021 and 2020. The Company has historically lacked liquidity to satisfy obligations as they come due and as of September 30, 2021, and the Company had a working capital deficit of $18,194,632. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company expects to continue to generate operating losses for the foreseeable future. The accompanying consolidated financial statements do not include any adjustments as a result of this uncertainty.

Management Plans

As of November 11, 2021, the date of issuance of these unaudited interim condensed consolidated financial statements, the Company expects that its cash and cash equivalents of $254,527 as of September 30, 2021, together with the measures described below, will be sufficient to fund its operating expenses, debt obligations and capital expenditure requirements for at least one year from the date these consolidated financial statements are issued.

In August 2021, the Company entered into an equity line of credit agreement which the investor is committed to purchase up to $17,500,000 of the Company’s common stock (see Note 8). The Company plans to utilize multiple drawdowns on this agreement, subject to satisfying a registration rights agreement and other restrictions.

Throughout the next twelve months, the Company intends to fund its operations primarily from the funds raised through the equity line of credit agreement. The Company may pursue secondary offerings or debt financings to provide working capital and satisfy debt obligations.

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

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated balance sheet as of September 30, 2021, the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020 and of cash flows for the nine months ended September 30, 2021 and 2020 have been prepared by the Company, pursuant to the rules and regulations of the SEC for the interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The unaudited interim consolidated financial statements have been prepared on a basis consistent with the audited consolidated financial statements and in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the results for the interim periods presented and of the financial condition as of the date of the interim consolidated balance sheet.

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

Principles of Consolidation

These condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Bailey, H&J and Stateside from the dates of acquisition. All inter-company transactions and balances have been eliminated on consolidation.

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

Cash and Equivalents and Concentration of Credit Risk

The Company considers all highly liquid securities with an original maturity of less than three months to be cash equivalents. As of September 30, 2021 and December 31, 2020, the Company did not hold any cash equivalents. The Company’s cash and cash equivalents in bank deposit accounts, at times, may exceed federally insured limits of $250,000.

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

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy used to determine such fair values:

	Fair Value Measurements
	as of September 30, 2021 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$—	$28,195	$—	$28,195
Contingent consideration	—	—	10,527,910	10,527,910
Derivative liability	—	—	2,486,843	2,486,843
	$—	$28,195	$13,014,753	$13,042,948

	Fair Value Measurements
	as of December 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$—	$—	$6,265	$6,265
	$—	$—	$6,265	$6,265

Warrant Liability

Certain of the Company’s common stock warrants are carried at fair value. As of December 31, 2020, the fair value of the Company’s common stock warrant liabilities was measured under the Level 3 hierarchy using the Black-Scholes pricing model as the Company’s underlying common stock had no observable market price (see Note 10). The warrant liability was valued using a market approach. Upon the IPO, the warrant liabilities were valued using quoted prices of identical assets in active markets, and was reclassified under the Level 2 hierarchy. Changes in common stock warrant liability during the nine months ended September 30, 2021 are as follows:

Warrant
Liability
Outstanding as of December 31, 2020	$6,265
Change in fair value	21,930
Outstanding as of September 30, 2021	$28,195

Contingent Consideration

The Company records a contingent consideration liability relating to stock price guarantees included in its acquisition and consulting agreements. The estimated fair value of the contingent consideration is recorded using significant unobservable measures and other fair value inputs and is therefore classified as a Level 3 financial instrument.

The fair value of the contingent consideration liability related to the Company’s business combinations is valued using the Monte Carlo simulation model. The Monte Carlo simulation inputs include the stock price, volatility of common stock, timing of settlement and resale restrictions and limits. The fair value of the contingent consideration is then calculated based on guaranteed equity values at settlement as defined in the acquisition agreements. Changes in contingent consideration liability during the nine months ended September 30, 2021 are as follows:

Contingent
Consideration
Liability
Balance as of December 31, 2020	$—
Initial recognition in connection with acquisition of Harper & Jones	3,421,516
Stock price guarantee per consulting agreement	67,000
Change in fair value	7,039,394
Outstanding as of September 30, 2021	$10,527,910

Derivative Liability

In connection with the Company’s convertible note with Oasis Capital, LLC (“Oasis”), the Company recorded a derivative liability (see Note 7). The estimated fair value of the derivative liability is recorded using significant unobservable measures and other fair value inputs and is therefore classified as a Level 3 financial instrument.

The fair value of the derivative liability is valued using a multinomial lattice model. The multinomial lattice inputs include the underlying stock price, volatility of common stock and remaining term of the convertible note. Changes in derivative liability during the nine months ended September 30, 2021 are as follows:

Derivative
Liability
Outstanding as of December 31, 2020	$—
Initial fair value on issuance of convertible note	1,858,887
Change in fair value	627,956
Outstanding as of September 30, 2021	$2,486,843

Inventory

Inventory is stated at the lower of cost or net realizable value and accounted for using the weighted average cost method for DSTLD and first-in, first-out method for Bailey and Stateside. The inventory balances as of September 30, 2021 and December 31, 2020 consist substantially of finished good products purchased or produced for resale, as well as any raw materials the Company purchased to modify the products and work in progress.

Property, Equipment, and Software

Property, equipment, and software are recorded at cost. Depreciation/amortization is recorded for property, equipment, and software using the straight-line method over the estimated useful lives of assets. The Company reviews the recoverability of all long-lived assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset might not be recoverable. The balances at September 30, 2021 and December 31, 2020 consist of software with three (3) year lives, property and equipment with 3-10 year lives, and leasehold improvements which are depreciated over the shorter of the lease life or expected life.

Depreciation and amortization charges on property, equipment, and software are included in general and administrative expenses and amounted to $25,263 and $306,845 for the three months ended September 30, 2021 and 2020, and $62,061 and $487,402 for the nine months ended September 30, 2021 and 2020, respectively.

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

In the first quarter of 2021, management performed its annual qualitative impairment test. The Company determined no factors existed to conclude that it is more likely than not that the fair value of the reporting unit was less than its carrying amount. As such, no goodwill impairment was recognized as of September 30, 2021.

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

At September 30, 2020, management determined that certain events and circumstances occurred, primarily the reduction in revenues due to COVID-19, that indicated that the carrying value of the Company’s brand name asset may not be recoverable. As such, the Company compared the estimated fair value of the brand name with its carrying value and recorded an impairment loss of $784,500 in the consolidated statements of operations.

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

The reserve for returns totaled $20,041 and $5,229 as of September 30 , 2021 and December 31, 2020, respectively, and is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

Cost of Revenues

Cost of revenues consists primarily of inventory sold and related freight-in.

Shipping and Handling

The Company recognizes shipping and handling billed to customers as a component of net revenues, and the cost of shipping and handling as distribution costs. Total shipping and handling billed to customers as a component of net revenues was approximately $6,500 and $3,900 for the nine months ended September 30, 2021 and 2020, respectively. Total shipping and handling costs included in distribution costs were approximately $81,000 and $36,000 for the three months ended September 30, 2021 and 2020, and $200,000 and $140,000 for the nine months ended September 30, 2021 and 2020, respectively.

Advertising and Promotion

Advertising and promotional costs are expensed as incurred. Advertising and promotional expense for the three months ended September 30, 2021 and 2020 amounted to approximately $12,000 and $0, and $16,000 and $100,000 for the nine months ended September 30, 2021 and 2020,respectively. The amounts are included in sales and marketing expense.

Common Stock Purchase Warrants and Other Derivative Financial Instruments

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedging relationships and the types of relationships designated are based on the exposures hedged. At September 30, 2021 and December 31, 2020, the Company did not have any derivative instruments that were designated as hedges.

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

Deferred Offering Costs

The Company complies with the requirements of ASC 340, Other Assets and Deferred Costs, with regards to offering costs. Prior to the completion of an offering, offering costs are capitalized. The deferred offering costs are charged to additional paid-in capital or as a discount to debt, as applicable, upon the completion of an offering or to expense if the offering is not completed. As of December 31, 2020, the Company had capitalized $214,647 in deferred offering costs. Upon completion of the IPO in May 2021, all capitalized deferred offering costs were charged to additional paid-in capital. As of September 30, 2021, the Company capitalized $367,696 in deferred offering costs pertaining to its equity line of credit agreement with Oasis (Note 8).

Segment Information

In accordance with ASC 280, Segment Reporting (“ASC 280”), we identify our operating segments according to how our business activities are managed and evaluated. As of September 30, 2021 our operating segments included: DSTLD, Bailey, H&J and Stateside. Each operating segment currently reports to the Chief Executive Officer. Each of our brands serve or are expected to serve customers through our wholesale, in store and online channels, allowing us to execute on our omni-channel strategy. We have determined that each of our operating segments share similar economic and other qualitative characteristics, and therefore the results of our operating segments are aggregated into one reportable segment. All of the operating segments have met the aggregation criteria and have been aggregated and are presented as one reportable segment, as permitted by ASC 280. We continually monitor and review our segment reporting structure in accordance with authoritative guidance to determine whether any changes have occurred that would impact our reportable segments.

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

Net Loss per Share

Net earnings or loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period, excluding shares subject to redemption or forfeiture. The Company presents basic and diluted net earnings or loss per share. Diluted net earnings or loss per share reflect the actual weighted average of common shares issued and outstanding during the period, adjusted for potentially dilutive securities outstanding. Potentially dilutive securities are excluded from the computation of the diluted net loss per share if their inclusion would be anti-dilutive. As all potentially dilutive securities are anti-dilutive as of September 30, 2021 and 2020, diluted net loss per share is the same as basic net loss per share for each year. Potentially dilutive items outstanding as of September 30, 2021 and 2020 are as follows:

	September 30,
	2021	2020
Convertible notes	2,240,426	—
Series Seed Preferred Stock (convertible to common stock)	—	20,714,518
Series A Preferred Stock (convertible to common stock)	—	5,654,072
Series A-2 Preferred Stock (convertible to common stock)	—	5,932,742
Series CF Preferred Stock (convertible to common stock)	—	836,331
Series A-3 Preferred Stock (convertible to common stock)	—	9,032,330
Series B Preferred Stock (convertible to common stock)	—	20,754,717
Common stock warrants	3,591,348	794,569
Preferred stock warrants	—	806,903
Stock options	3,875,103	1,129,503
Total potentially dilutive shares	9,706,877	65,655,685

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

Concentrations

The Company utilized five vendors that made up 39% of all inventory purchases during the nine months ended September 30, 2021 and two vendors that made up 39% of all inventory purchases during the nine months ended September 30, 2020. The loss of one of these vendors, may have a negative short-term impact on the Company’s operations; however, we believe there are acceptable substitute vendors that can be utilized longer-term.

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

As of September 30, 2021, the Company has a contingent consideration liability of $7,056,479 based on the valuation shortfall as noted above. See Note 3.

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

Pursuant to the H&J Purchase Agreement, the Seller, as the holder of all of the outstanding membership interests of H&J, exchanged all of such membership interests for a number of common stock of the Company equal to the lesser of (i) $9.1 million at a per share price equal to the initial public offering price of the Company’s shares offered pursuant to its initial public offering or (ii) the number of Subject Acquisition Shares; “Subject Acquisition Shares” means the percentage of the aggregate number of shares of the Company’s common stock issued pursuant to the Agreement, which is the percentage that Subject Seller Dollar Value is in relation to Total Dollar Value. “Subject Seller Dollar Value” means $9.1 million. If, at the one year anniversary of the closing date of the Company’s IPO, the product of the number of shares of the Company’s common stock issued at the closing of the acquisition multiplied by the average closing price per share of the shares of the Company’s common stock as quoted on the NasdaqCM for the thirty (30) day trading period immediately preceding such date does not exceed the sum of $9.1 million less the value of any shares of the Company’s common stock cancelled further to any indemnification claims made against the Seller then the Company shall issue to Seller an additional aggregate number of shares of the Company’s common stock equal to the valuation shortfall at a per share price equal to the then closing price per share of the Company’s common stock as quoted on the NasdaqCM.

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

The customer relationships and will be amortized on a straight-line basis over their estimated useful lives of three years. The brand name is indefinite-lived. The Company used the relief of royalty approach to estimate the fair value of intangible assets acquired.

Goodwill is primarily attributable to the go-to-market synergies that are expected to arise as a result of the acquisition and other intangible assets that do not qualify for separate recognition. The goodwill is not deductible for tax purposes.

The Company recorded an initial contingent consideration liability at a fair value of $3,421,516 based on the valuation shortfall noted above. As of September 30, 2021, the H&J contingent consideration was valued at $3,471,431. See Note 3.

The results of H&J have been included in the consolidated financial statements since the date of acquisition. H&J’s net revenue and net loss included in the consolidated financial statements since the acquisition date were approximately $1,050,000 and $53,000, respectively.

Stateside

On August 30, 2021, the Company entered into a Membership Interest Purchase Agreement (the “MIPA”) with Moise Emquies pursuant to which the Company acquired all of the issued and outstanding membership interests of MOSBEST, LLC, a California limited liability company (“Stateside” and such transaction, the “Stateside Acquisition”). Pursuant to the MIPA, Moise Emquies, as the holder of all of the outstanding membership interests of Stateside, exchanged all of such membership interests for $5.0 million in cash and 1,101,538 shares of the Company’s common stock (the “Shares”), which number of Shares was calculated in accordance with the terms of the MIPA. Of such amount, $375,000 in cash and a number of Shares equal to $375,000, or 82,615 shares (calculated in accordance with the terms of the MIPA), is held in escrow to secure any working capital adjustments and indemnification claims. The MIPA contains customary representations, warranties and covenants by Moise Emquies.

The Company evaluated the acquisition of Stateside pursuant to ASC 805 and ASU 2017-01, Topic 805, Business Combinations. The acquisition method of accounting requires, among other things, that the assets acquired and liabilities assumed in a business combination be measured at their estimated respective fair values as of the closing date of the acquisition. Goodwill recognized in connection with this transaction represents primarily the potential economic benefits that the Company believes may arise from the acquisition.

Total fair value of the purchase price consideration was determined as follows:

Cash	$5,000,000
Common stock	3,403,196
Purchase price consideration	$8,403,196

The Company has made an allocation of the purchase price in regard to the acquisition related to the assets acquired and the liabilities assumed as of the purchase date. The following table summarizes the purchase price allocation:

Purchase Price
Allocation
Cash and cash equivalents	$32,700
Accounts receivable, net	154,678
Due from factor, net	371,247
Inventory	603,626
Prepaid expenses	105,442
Deposits	9,595
Goodwill	1,610,265
Intangible assets	5,939,140
Accounts payable	(374,443)
Accrued expenses and other liabilities	(49,053)
Purchase price consideration	$8,403,196

The customer relationships and will be amortized on a straight-line basis over their estimated useful lives of three years. The brand name is indefinite-lived. The Company used the relief of royalty and income approach to estimate the fair value of intangible assets acquired.

Goodwill is primarily attributable to the go-to-market synergies that are expected to arise as a result of the acquisition and other intangible assets that do not qualify for separate recognition. The goodwill is not deductible for tax purposes.

The results of Stateside have been included in the consolidated financial statements since the date of acquisition. Stateside’s net revenue and net income included in the consolidated financial statements since the acquisition date were approximately $530,000 and $69,000, respectively.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information presents the Company’s financial results as if the Bailey, H&J and Stateside acquisitions had occurred as of January 1, 2020. The unaudited pro forma financial information is not necessarily indicative of what the financial results actually would have been had the acquisitions been completed on this date. In addition, the unaudited pro forma financial information is not indicative of, nor does it purport to project, the Company’s future financial results. The following unaudited pro forma financial information includes incremental property and equipment depreciation and intangible asset amortization as a result of the acquisitions. The pro forma information does not give effect to any estimated and potential cost savings or other operating efficiencies that could result from the acquisition:

	Nine Months Ended
	September 30,
	2021	2020
Net revenues	$7,956,477	$11,287,932
Net loss	$(22,853,732)	$(10,080,468)
Net loss per common share	$(3.81)	$(15.18)

NOTE 5: DUE FROM FACTOR

The Company, via its subsidiaries, Bailey and Stateside, assigns a portion of its trade accounts receivable to a third- party factoring company, who assumes the credit risk with respect to the collection of non-recourse accounts receivable. The Company may request advances on the net sales factored at any time before their maturity date, and up to 50% of eligible finished goods inventories. The factor charges a commission on the net sales factored for credit and collection services. Interest on advances is charged as of the last day of each month at a rate equal to the LIBOR rate plus 2.5% for Bailey. For Stateside, should total commission and fees payable be less than $30,000 in a single year, then the factor shall charge the difference between the actual fees in said year and $30,000 to the Company. Interest on advances is charged as of the last day of each month at a rate equal to the greater of either, (a) the Chase Prime Rate + (2.0)% or (b) (4.0)% per annum. Advances are collateralized by a security interest in substantially all of the companies’ assets.

Due to/from factor consist of the following:

	September 30,	December 31,
	2021	2020
Outstanding receivables:
Without recourse	$1,022,552	$151,158
With recourse	58,884	42,945
Advances	119,937	56,246
Credits due customers	(107,064)	(40,316)
	$1,094,309	$210,033

NOTE 6: GOODWILL AND INTANGIBLE ASSETS

The Company recorded $6,479,218 in goodwill from the Bailey business combination in February 2020, $9,681,548 in goodwill from the H&J business combination in May 2021 and $1,610,265 in goodwill from the Stateside business combination in August 2021.

The following table summarizes information relating to the Company’s identifiable intangible assets as of September 30, 2021:

	Gross	Accumulated	Carrying
	Amount	Amortization	Value
Amortized:
Customer relationships	$6,453,750	$(911,544)	$5,542,206
	6,453,750	(911,544)	5,542,206

Indefinite-lived:
Brand name	$11,236,920	—	11,236,920
	$17,690,670	$(911,544)	$16,779,126

The Company recorded amortization expense of $355,808 and $91,667 during the three months ended September 30, 2021 and 2020, and $590,711 and $229,167 during the nine months ended September 30, 2021 and 2020, respectively, which is included in general and administrative expenses in the consolidated statements of operations.

During the nine months ended September 30, 2020, the Company recorded an impairment loss of $784,500 for the brand name as management determined circumstances existed that indicated the carrying value of the Company’s may not be recoverable.

NOTE 7: LIABILITIES AND DEBT

Accrued Expenses and Other Liabilities

The Company accrued expenses and other liabilities line in the consolidated balance sheets is comprised of the following as of September 30, 2021 and December 31, 2020:

	September 30,	December 31,
	2021	2020
Accrued expenses	$266,646	$92,074
Reserve for returns	20,041	5,229
Payroll related liabilities	1,253,639	843,704
Sales tax liability	242,021	196,410
Other liabilities	71,607	108,229
	$1,853,954	$1,245,646

Certain liabilities including sales tax and payroll related liabilities maybe be subject to interest in penalties. As of September 30, 2021 and December 31, 2020, payroll related labilities included approximately $262,000 and $152,000 in estimated penalties associated with accrued payroll taxes.

Venture Debt

In March 2017, the Company entered into a senior credit agreement with an outside lender for up to $4,000,000, dependent upon the achievement of certain milestones. Through various amendments to the agreement, the credit agreement has been increased to approximately $6,000,000. The loan bears interest at 12.5% per annum, compounded monthly, plus fees currently at $5,000 per month. In March 2021, the Company and the lender agreed to extend the maturity date of the credit agreement to December 31, 2022, with certain payments due as follows. If the Company consummated a follow on public offering on or before July 31, 2021, the Company was required to make a $3,000,000 payment on the loan within five business days after such public offering. In addition, if the Company consummated an additional follow-on offering thereafter on or before September 30, 2021, the Company was required to make another $3,000,000 payment on the loan within five business days after such public offering. If the Company did not consummate the initial follow on offering or, if the Company did not consummate the aforementioned second follow-on offering by September 30, 2021, the Company was required to make a $300,000 payment on the loan by September 30, 2021. As of the filing date of these financial statements, the Company and the lender agreed to defer the September 30, 2021 payment to December 15, 2021. As of the filing date, of these financial statements, all defaults were cured and there are no additional expected defaults in the next twelve months. Therefore, as of September 30, 2021, all venture debt is included as non-current with the exception of $300,000 included as current liabilities.

As of September 30, 2021 and December 31, 2020, the gross loan balance was $6,001,755.

The lender was also granted warrants to purchase common stock representing 1% of the fully diluted capitalization of the Company for each $1,000,000 of principal loaned under the agreement, which was increased to 1.358% during 2019. The relative fair value of the warrants is initially recorded as a discount to the note, which is amortized over its term. See Note 10 for further detail.

For the nine months ended September 30, 2021 and 2020, $147,389 and $144,974 of these loan fees and discounts from warrants were amortized to interest expense, leaving unamortized balances of $0 and $147,389 as of September 30, 2021 and December 31, 2020, respectively.

Interest expense for the three and nine months ended September 30, 2021 and 2020 was $189,096 and $323,807, and $591,123 and $658,730, respectively. Effective interest rate on the loan for the nine months ended September 30, 2021 and 2020 was 13.4% and 14.0%, respectively.

Convertible Debt

2020 Regulation CF Offering

During the year ended December 31, 2020, the Company received gross proceeds of $450,308 from a Regulation CF convertible debt offering. In 2021, the Company received additional gross proceeds of $473,650. Interest was 6% per annum and the debt was due October 30, 2022.

Upon closing of the IPO, the outstanding principal and accrued and unpaid interest of $16,942 was converted into 319,661 shares of common stock based on the terms of the notes. Total issuances costs were $69,627, which was recognized as a debt discount and was amortized in 2021 through the date of IPO when such debt converted. During the nine months ended September 30, 2021, $27,894 of the debt discount was amortized to interest expense.

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

Upon closing of the IPO, $755,000 in outstanding principal and approximately $185,000 of the accrued and unpaid interest was converted into 453,437 shares of common stock. As of September 30, 2021, there was $100,000 remaining in outstanding principal that was not converted into equity.

During the three and nine months ended September 30, 2021, $0 and $100,000 of debt discount was amortized to interest expense. The Company recorded an additional $132,609 in default interest expense upon conversion of these notes.

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

Convertible Promissory Note

On August 27, 2021, the Company entered into a Securities Purchase Agreement with Oasis Capital, LLC (“Oasis Capital”) further to which Oasis Capital purchased a senior secured convertible note (the “Oasis Note”), with an interest rate of 6% per annum, having a face value of $5,265,000 for a total purchase price of $5,000,000, secured by an all assets of the Company.

The Oasis Note, in the principal amount of $5,265,000, bears interest at 6% per annum and is due and payable 18 months from the date of issuance, unless sooner converted. The Oasis Note is convertible at the option of Oasis Capital into shares of the Company’s common stock at a conversion price (the “ Oasis Conversion Price”) which is the lesser of (i) $3.601, and (ii) 90% of the average of the two lowest volumed weighted average prices (“VWAPs’) during the five consecutive trading day period preceding the delivery of the notice of conversion. Oasis Capital is not permitted to submit conversion notices in any thirty day period having conversion amounts equaling, in the aggregate, in excess of $500,000. If the Oasis Conversion Price set forth in any conversion notice is less than $3.00 per share, the Company, at its sole option, may elect to pay the applicable conversion amount in cash rather than issue shares of its common stock.

In connection with the issuance of the Oasis Note, the Company entered into a security agreement (the “Security Agreement”) pursuant to which the Company agreed to grant Oasis Capital a security interest in substantially all of its assets to secure the obligations under the Oasis Note and a registration rights agreement with Oasis Capital (the “Oasis Note RRA”). The Oasis Note RRA provides that the Company shall file a registration statement registering the shares of common stock issuable upon conversion of the Oasis Note no later than 60 days from the date of the Oasis Note and take commercially reasonable efforts to cause such registration statement to be effective with the SEC no later than 90 days from the date of the Oasis Note.

In connection with the issuance of the Oasis Note, each of the Company’s subsidiaries entered into a security agreement and a subsidiary guarantee in favor of Oasis Capital pursuant to which such subsidiaries granted Oasis Capital a security interest in substantially all their assets and guarantee the obligations of the Company under the Oasis Note.

The Company received net proceeds, after the original issue discount and issuance costs, of $4,550,000.  As such, the Company recognized a debt discount of $715,000 which will be amortized over the life of the note.

The Company evaluated the terms of the conversion features of the Oasis Note as noted above in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock, and determined they are not indexed to the Company’s common stock and that the conversion features meet the definition of a liability. The Oasis Note contains an indeterminate number of shares to settle with conversion options outside of the Company’s control. Therefore, the Company bifurcated the conversion feature and accounted for it as a separate derivative liability. Upon issuance of the Oasis Note, the Company recognized a derivative liability at fair value of $1,858,887, which is recorded as a debt discount and will amortized over the life of the note.

During the three months ended September 30, 2021, the Company amortized $102,772 of debt discount to interest expense. As of September 30, 2021, the net balance of the Oasis Note, after unamortized debt discount of $2,471,615, was $2,793,385.

Interest expense for the three months ended September 30, 2021 was $26,325.

Loan Payable — PPP and SBA Loan

In April 2020, the Company and Bailey each entered into a loan with a lender in an aggregate principal amount of $203,994 and $1,347,050, respectively, pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security (CARES) Act. In February 2021, Bailey entered into an 2nd Round PPP Loan for a principal amount of $1,347,050. In May 2021, the Company entered into an 2nd Round PPP loan for a principal amount of $204,000.The PPP Loans are evidenced by a promissory note (“Note”). Subject to the terms of the Note, the PPP Loans bear interest at a fixed rate of one percent (1%) per annum, with the first six months of interest deferred, has an initial term of two years, and is unsecured and guaranteed by the Small Business Administration. The Company may apply to the Lender for forgiveness of the PPP Loan, with the amount which may be forgiven equal to the sum of payroll costs, covered rent, and covered utility payments incurred by the Company during the applicable forgiveness period, calculated in accordance with the terms of the CARES Act. The Note provides for customary events of default including, among other things, cross-defaults on any other loan with the lender. The PPP Loans may be accelerated upon the occurrence of an event of default. The loan proceeds were used for payroll and other covered payments including general operating costs and is expected to be forgiven in part based on current information available; however, formal forgiveness has not yet occurred as of the date of these financial statements.

The CARES Act additionally extended COVID relief funding for qualified small businesses under the Economic Injury Disaster Loan (EIDL) assistance program. On June 25, 2020 the Company was notified that their EIDL application was approved by the Small Business Association (SBA). Per the terms of the EIDL agreement, the Company received total proceeds of $150,000. The Loan matures in thirty years from the effective date of the Loan and has a fixed interest rate of 3.75% per annum. As of September 30, 2021, Harper & Jones had an outstanding loan under the EIDL program of $148,900.

Loan Payable

In May 2021, H&J entered into a loan payable with a bank and received proceeds of $75,000. The line bears interest at 7.76% and matures in December 2025. As of September 30, 2021, the outstanding balance was $72,269.

Note Payable – Related Party

As of September 30, 2021, H&J had an outstanding note payable of $299,489 owned by the H&J Seller. The note matures on July 10, 2022 and bears interest at 12% per annum.

Promissory Note Payable

As noted in Note 4, the Company issued a promissory note in the principal amount of $4,500,000 to the Bailey Holders pursuant to the Bailey acquisition. In February 2021, the maturity date of the agreement was extended from December 31, 2020 to July 31, 2021. In August 2021, the maturity date was further extended to December 31, 2022. The Company is required to make prepayments of $2,000,000 to $4,000,000 if the Company completes a secondary public offering. If a public offering is not consummated before October 31, 2021 and June 30, 2022, the Company shall repay 10% of the outstanding principal at each date. The note incurs interest at 12% per annum. Upon the IPO closing, the Company repaid $1,000,000 of the outstanding principal on this note in May 2021. As of September 30, 3021, $3,500,000 remained outstanding, of which $655,000 is included in current liabilities based on the provisions above.

Interest expense was $105,000 and $135,000 for the three months ended September 30, 2021 and 2020, and $389,000 and $337,500 for the nine months ended September 30, 2021 and 2020, respectively, all of which was accrued and unpaid as of September 30, 2021.

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

Convertible Preferred Stock

During the nine months ended September 30, 2020, the Company issued 809,294 shares of Series A-3 Preferred Stock at a price of $0.53 and 709,690 shares of Series CF Preferred Stock at price per share of $0.52.

During the nine months ended September 30, 2020, the Company issued 20,754,717 shares of Series B Preferred Stock to the Bailey Holders pursuant to the Bailey acquisition at a price per share of $0.53 for a total fair value of $11,000,000. See Note 4.

Upon the closing of the Company’s IPO on May 18, 2021, all then-outstanding shares of Preferred Stock converted into an aggregate of 4,027,181 shares of common stock according to their terms.

Common Stock

The Company had 200,000,000 shares of common stock authorized with a par value of $0.0001 as of September 30, 2021.

Common stockholders have voting rights of one vote per share. The voting, dividend, and liquidation rights of the holders of common stock are subject to and qualified by the rights, powers, and preferences of preferred stockholders.

Equity Line of Credit

On August 27, 2021 (“Execution Date”), the Company entered into an equity line of credit arrangement with Oasis Capital. Specifically, the Company entered into an equity purchase agreement (the “EPA”), pursuant to which Oasis Capital is committed to purchase up to $17,500,000 of the Company’s common stock over the 24-month term of the EPA. The Company is not obligated to request any portion of the $17,500,000.

As of September 30, 2021, the Company has not drawn down any portion of this commitment, leaving the entire $17,500,000 available under the equity line of credit, and for which the Company has agreed, pursuant to a registration rights agreement (the “Oasis Equity RRA”), to register the shares of common stock issuable further to the equity line of credit with the SEC before any such issuances. The actual number of shares that the Company may issue pursuant to the equity line of credit is not determinable as it is based on the market price of the Company’s common stock from time to time and the number of shares desired to put to Oasis Capital.

During the 24-month term of the investment agreement, the Company may request a drawdown on the equity line of credit by delivering a “put notice” to Oasis Capital stating the dollar amount of shares the Company intends to sell to Oasis Capital. The Company may make either an Option 1 or Option 2 request to Oasis Capital. Under Option 1, the purchase price Oasis Capital is required to pay for the shares is the lesser of (i) the lowest traded price of the common stock on the Nasdaq Capital Market on the Clearing Date, which is the date on which Oasis Capital receives the put shares as DWAC shares in its brokerage account, or (ii) the average of the three lowest closing sale prices of our Common Stock on the Nasdaq Capital Market during the period of twelve consecutive trading days immediately preceding the Clearing Date. The maximum amount the Company may request in an Option 1 request is $500,000. Under Option 2, the purchase price Oasis Capital is required to pay for the shares is the lesser of (i) 93% of the one (1) lowest traded price of our common stock on the Nasdaq Capital Market during the period of five (5) consecutive trading days immediately preceding the put date, or (ii) 93% of the VWAP on the Clearing Date, or (iii) 93% of the closing bid price of the Company’s common stock on the Nasdaq Capital Market on the Clearing Date. The maximum amount the Company may request in an Option 2 request is $2,000,000.

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

In connection with the H&J and Stateside acquisitions, the Company issued 2,192,771 and 1,101,538 shares of common stock to the respective sellers. See Note 4.

The Company issued 20,000 shares to the underwriter in connection with its April 2021 note financing.

Pursuant to a consulting agreement, the Company issued 50,000 shares of common stock with a guaranteed equity value of $250,000. In connection with the agreement, the Company recorded a contingent consideration liability of $67,000. See Note 3.

In May 2021, an aggregate of 31,881 warrants were exercised for shares of common stock for proceeds of $145,696. In July 2021, warrant holders exercised 355,000 warrants for proceeds of $1,622,350.

On June 28, 2021, the Company’s underwriters purchased 361,445 shares of common stock at a public offering price of $4.15 per share pursuant to the exercise of the remaining portion of their over-allotment option. The Company received net proceeds of approximately $1.4 million after deducting underwriting discounts and commissions of $0.1 million.

In connection with the execution of the Oasis Capital EPA, the Company issued Oasis Capital 126,354 shares of common stock (the “Commitment Shares”). Upon nine months from the Execution Date, Oasis may return a portion of the Commitment Shares. As of September 30, 2021, the Company recorded the fair value of the Commitment Shares of $367,696 as deferred offering costs as no financings under the related EPA have occurred.

NOTE 9: RELATED PARTY TRANSACTIONS

Employee Backpay, Loans Receivable and Loans Payable

As of September 30, 2021 and December 31, 2020, due to related parties includes advances from the former officer, Mark Lynn, who also serves as a director, totaling $104,568 and $194,568 respectively, and accrued salary and expense reimbursements of $126,706 and $246,885 respectively, to current officers. Upon closing of the IPO, 25,080 shares of common stock were issued to directors as conversion of balances owed.

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

As of September 30, 2021, H&J had an outstanding note payable of $299,489 owned by the H&J Seller. The note matures on July 10, 2022 and bears interest at 12% per annum.

As of September 30, 2021, Stateside had $97,471 in outstanding amounts advances to a company partially owned by the Stateside Seller. The advances are unsecured, non-interest bearing and due on demand. The amount is included in prepaid expenses and other current assets in the consolidated balance sheets.

NOTE 10: SHARE-BASED PAYMENTS

Common Stock Warrants

During the nine months ended September 30, 2020, the Company granted 374,048 common stock warrants to the venture debt lender with an exercise price of $2.50 per share. The warrants were valued at $139,572 using the below range of inputs using the Black-Scholes model.

During the Company’s Series A-3 Preferred Stock raise, the Company granted 2,603 common stock warrants at an exercise price of $8.28 per share to a funding platform in the nine months ended September 30, 2020.

Nine Months Ended
September 30,
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

In May 2021, an aggregate of 31,881 warrants were exercised for shares of common stock for proceeds of $145,696. In July 2021, warrant holders exercised 355,000 warrants for proceeds of $1,622,350.

A summary of information related to common stock warrants for the nine months ended September 30, 2021 is as follows:

	Common	Weighted
	Stock	Average
	Warrants	Exercise Price
Outstanding - December 31, 2020	914,539	$2.66
Granted	3,012,048	4.58
Conversion of preferred stock warrants upon IPO	51,642	7.66
Exercised	(386,881)	4.57
Forfeited	—	—
Outstanding - September 30, 2021	3,591,348	$4.13
Exercisable at September 30, 2021	3,470,866	$4.10

Preferred Stock Warrants

A summary of information related to preferred stock warrants for the nine months ended September 30, 2021 is as follows:

	Preferred	Weighted
	Stock	Average
	Warrants	Exercise Price
Outstanding - December 31, 2020	806,903	$0.49
Converted to common stock warrants upon IPO	(806,903)	0.49
Exercised	—	—
Forfeited	—	—
Outstanding - September 30, 2021	—	$—
Exercisable at September 30, 2021	—	$—

Upon the IPO, all outstanding preferred stock warrants converted into common stock warrants at a ratio of 15.625:1.

Stock Options

2020 Incentive Stock Plan

The Company has adopted a 2020 Omnibus Incentive Stock Plan (the “2020 Plan”). An aggregate of 3,300,000 shares of the Company’s common stock is reserved for issuance and available for awards under the 2020 Plan, including incentive stock options granted under the 2020 Plan. The 2020 Plan administrator may grant awards to any employee, director, consultant or other person providing services to us or our affiliates. Upon the IPO, 2,712,000 options were granted to executives and directors at an exercise price of $4.15 per share. As of September 30, 2021, 588,000 options were available for future issuance.

A summary of information related to stock options under our 2013 and 2020 Stock Plan for the nine months ended September 30, 2021 is as follows:

		Weighted
		Average
	Options	Exercise Price
Outstanding - December 31, 2020	1,163,103	$2.34
Granted	2,712,000	4.15
Exercised	—	—
Forfeited	—	—
Outstanding - September 30, 2021	3,875,103	$3.62
Exercisable at September 30, 2021	3,084,831	$3.61

Weighted average duration (years) to expiration of outstanding options at September 30, 2021	8.27

Stock-based compensation expense of $134,113 and $5,779 was recognized for the three months ended September 30, 2021 and 2020, and $4,155,641 and $105,643 was recognized for the nine months ended September 30, 2021 and 2020, respectively. During the nine months ended September 30, 2021, $537,550 was recorded to sales and marketing expense, and all other stock compensation was included in general and administrative expense in the condensed consolidated statements of operations. Total unrecognized compensation cost related to non-vested stock option awards as of September 30, 2021 amounted to $1,164,223 and will be recognized over a weighted average period of 2.48 years.

NOTE 11: LEASE OBLIGATIONS

In April 2021, the Company entered into a lease agreement for operating space in Los Angeles, California. The lease expires in June 2023 and has monthly base rent payments of $17,257. The lease required a $19,500 deposit.

H&J leases office and showroom facilities in Dallas and Houston, Texas, and New Orleans, Louisiana. The leases expire at various dates through June 2022 with base rents ranging from $3,400 to $6,500.

Stateside leases office and showroom facilities in Los Angeles, California. The leases expire at various dates through November 2021 with base rents ranging from $3,100 to $9,000.

Total rent expense for the three months ended September 30, 2021 and 2020 was $246,103 and $106,702, and $551,944 and $570,051 for the nine months ended September 30, 2021 and 2020, respectively.

NOTE 12: CONTINGENCIES

On February 28, 2020, a Company vendor filed a lawsuit against the Company’s non-payment of trade payables totaling $123,000. Such amounts, including expected interest, are included in accounts payable in the accompanying consolidated balance sheets and the Company does not believe it is probable that losses in excess of such trade payables will be incurred. The Company is making payments each month and this matter will be settled by March 2022.

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

NOTE 13: INCOME TAXES

The Company recorded a tax benefit of $1,100,200 for the nine months ended September 30, 2021 related to a full release of its valuation allowance pertaining to the acquisition of H&J (see Note 4). The acquisition of H&J created a deferred tax liability position, and those deferred tax liabilities can be used as a source of income for the Company’s existing deferred tax assets.

NOTE 14: SUBSEQUENT EVENTS

Management’s Evaluation

On October 1, 2021, FirstFire Global Opportunities Fund, LLC (“FirstFire”) purchased from the Company a senior secured convertible note (the “FirstFire Note”), with an interest rate of 6% per annum, having a face value of $1,575,000 for a total purchase price of $1,500,000, secured by an all assets of the Company. The Company received net proceeds of $1,380,000.

The FirstFire Note, in the principal amount of $1,575,000, bears interest at 6% per annum and is due and payable 18 months from the date of issuance, unless sooner converted. The FirstFire Note is convertible at the option of FirstFire into shares of the Company’s common stock at a conversion price (the “FirstFire Conversion Price”) which is the lesser of (i) 130% of the closing price on the last trading day prior to the issue date, and (ii) 90% of the average of the two lowest VWAPs during the five consecutive trading day period preceding the delivery of the notice of conversion. FirstFire is not permitted to submit conversion notices in any thirty day period having conversion amounts equaling, in the aggregate, in excess of $500,000. If the FirstFire Conversion Price set forth in any conversion notice is less than $3.00 per share, the Company, at its sole option, may elect to pay the applicable conversion amount in cash rather than issue shares of its common stock.

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

Business Overview

We offer a wide variety of apparel through numerous brands on a both direct-to-consumer and wholesale basis. We have created a business model derived from our founding as a digitally native-first vertical brand. Digital native first brands are brands founded as e-commerce driven businesses, where online sales constitute a meaningful percentage of net sales, although they often subsequently also expand into wholesale or direct retail channels. Unlike typical e-commerce brands, as a digitally native vertical brand we control our own distribution, sourcing products directly from our third-party manufacturers and selling directly to the end consumer. We focus on owning the customer’s “closet share” by leveraging their data and purchase history to create personalized targeted content and looks for that specific customer cohort which includes products across our brands.

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

We believe that a successful apparel brand needs to sell in every revenue channel. However, each channel offers different margin structures and requires different customer acquisition and retention strategies. We were founded as a digital-first retailer which has strategically expanded into select wholesale and direct retail channels. We strive to strategically create omnichannel strategies that blend physical and online channels to engage consumers in the channel of their choosing. Our products are sold direct-to consumers principally through our websites, but also through our wholesale channel, primarily in specialty stores and select department stores, and our own showrooms. We currently offer products under the DSTLD, Bailey 44, Harper & Jones and Stateside brands. Bailey is primarily a wholesale brand, which we have begun to transition to a digital, direct-to-consumer brand. DSTLD is primarily a digital direct-to consumer brand, to which we recently added select wholesale retailers to create more brand awareness. Harper & Jones is primarily a direct-to-consumer brand using its own showrooms. Stateside is primarily a digital, direct-to-consumer brand. We intend to leverage all three channels (our websites, wholesale and our own stores) for all our brands. Every brand will have a different revenue mix by channel based on optimizing revenue and margin in each channel for each brand, which includes factoring in customer acquisition costs and retention rates by channel and brand.

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

We acquired Bailey in February 2020, H&J in May 2021 and Stateside in August 2021. We agreed on the consideration that we are paying in each acquisition in the course of arm’s length negotiations with the holders of the membership interests in each of Bailey, H&J and Stateside. In determining and negotiating this consideration, we relied on the experience and judgment of our management and our evaluation of the potential synergies that could be achieved in combining the operations of Bailey, H&J and Stateside. We did not obtain independent valuations, appraisals or fairness opinions to support the consideration that we agreed to pay.

We agreed on the consideration that we are paying in each acquisition in the course of arm’s length negotiations with the holders of the membership interests in each Bailey, H&J and Stateside.

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

The COVID-19 pandemic is ongoing and dynamic in nature, and continues to drive global uncertainty and disruption. As a result, COVID-19 had a significant negative impact on the Company’s business, including the consolidated financial condition, results of operations and cash flows throughout 2020 and the first nine months of 2021. While we are not able to determine the ultimate length and severity of the COVID-19 pandemic, we expect store closures, an anticipated reduction in traffic once stores initially reopen and a highly promotional marketplace will continue to have a negative impact on our financial performance through the balance of 2021.

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

Components of Our Results of Operations

Net Revenue

DSTLD sells its products to our customers directly through our website. In those cases, sales, net represents total sales less returns, promotions, and discounts.

Bailey sells its products directly to customers. Bailey also sells its products indirectly through wholesale channels that include third-party online channels and physical channels such as specialty retailers and department stores.

H&J sells its products directly to customers through their showrooms and sales reps.

Stateside sells its products directly to customers. Stateside also sells its products indirectly through wholesale channels that include third-party online channels and physical channels such as specialty retailers and department stores.

Cost of Net Revenue

DSTLD, Bailey and Stateside’s cost of net revenue include direct cost of purchased merchandise; inventory shrinkage; inventory adjustments due to obsolescence, including excess and slow-moving inventory and lower of cost and net realizable reserves, duties; and inbound freight.

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

Distribution expenses includes costs paid to our third-party logistics provider, packaging and shipping costs to the customer from the warehouse and any returns from the customer to the warehouse.

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

Results of Operations

Three Months Ended September 30, 2021 compared to Three Months Ended September 30, 2020

The following table presents our results of operations for the three months ended September 30, 2021 and 2020:

	Three Months Ended
	September 30,
	2021	2020
Net revenues	$2,163,280	$1,234,805
Cost of net revenues	954,137	1,729,709
Gross profit (loss)	1,209,143	(494,904)
Operating expenses	9,121,907	2,901,364
Operating loss	(7,912,764)	(3,396,268)
Other expenses	(1,025,283)	(518,312)
Loss before provision for income taxes	(8,938,047)	(3,914,580)
Provision for income taxes	—	(276)
Net loss	$(8,938,047)	$(3,914,856)

Net Revenues

Revenues increased by $0.9 million to $2.2 million for the three months ended September 30, 2021, compared to $1.2 million in the corresponding fiscal period in 2020. The increase was primarily due to the acquisition of H&J in May 2021 and Stateside in August 2021.

Gross Profit (Loss)

Our gross profit increased by $1.7 million for the three months ended September 30, 2021 to $1.2 million from a gross loss of ($0.5) million for the corresponding fiscal period in 2020. The increase in gross margin was primarily attributable to increased revenue in the three months ended September 30, 2021 and the gross profit achieved by H&J and Stateside since the acquisitions, as well as mark downs to net realizable value of DBG and Bailey’s inventory in the third quarter of 2020. due to the effects of COVID.

Our gross margin was 55.9% for the three months ended September 30, 2021 compared to (40.1)% for the three months ended September 30, 2020. The increase in the gross margin was due to H&J and Stateside’s margins in 2021, as well as mark downs to net realizable value of DBG and Bailey’s inventory in the third quarter of 2020. due to the effects of COVID.

Operating Expenses

Our operating expenses increased by $6.2 million for the three months ended September 30, 2021 to $9.1 million compared to $2.9 million for the corresponding fiscal period in 2020. The increase in operating expenses was primarily due to the change in fair value of contingent consideration of $4.0 million, as well as increased professional fees, marketing expenses and investor relations costs. We expect operating expenses to increase in total dollars and as a percentage of revenues as our revenue base increases.

Other Expenses

Other expenses increased by $0.5 million to $1.0 million in the three months ended September 30, 2021 compared to $0.5 million in the corresponding fiscal period in 2020. The increase in the other expense was primarily due to the change in fair value of derivative liability pertaining to the Oasis Note.

Net Loss

Our net loss increased by $5.0 million to a loss of $8.9 million for the three months ended September 30, 2021 compared to a loss of $3.9 million for the corresponding fiscal period in 2020 primarily due to change in fair value of contingent consideration of $4.0 million, as well as increased professional fees, marketing expenses and investor relations costs, partially offset by higher gross profit. A majority of the increase was due to the change in fair value of contingent consideration of $4.0 million, as well as increased professional fees, marketing expenses and investor relations costs.

Nine Months Ended September 30, 2021 compared to Nine Months Ended September 30, 2020

The following table presents our results of operations for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended
	September 30,
	2021	2020
Net revenues	$3,575,214	$4,475,507
Cost of net revenues	2,179,023	3,884,864
Gross profit	1,396,191	590,643
Operating expenses	22,500,331	7,458,722
Operating loss	(21,104,140)	(6,868,079)
Other expenses	(2,655,460)	(1,207,244)
Loss before provision for income taxes	(23,759,600)	(8,075,323)
Provision for income taxes	1,100,120	(13,657)
Net loss	$(22,659,480)	$(8,088,980)

Net Revenues

Revenue decreased by $0.9 million to $3.6 million for the nine months ended September 30, 2021, compared to $4.5 million in the corresponding fiscal period in 2020. The decrease is primarily due to the full effects of COVID-19 on the operations of Bailey in the winter of 2021, partially offset by the increase in revenue due to the acquisition of H&J in May 2021 and Stateside in August 2021.

Gross Profit

Our gross profit increased by $0.8 million for the nine months ended September 30, 2021 to $1.4 million from $0.6 million for the corresponding fiscal period in 2020. The increase in gross margin was primarily attributable to the margins achieved by H&J and Stateside, as well as significant write-downs to inventory in 2020, partially offset by lower revenues in the nine months ended September 30, 2021.

Our gross margin was 39.1% for the nine months ended September 30, 2021 compared to 13.2% for the nine months ended September 30, 2020. The increase in in gross margin was due margins per our H&J and Stateside acquisitions, as well as mark downs to net realizable value of DBG and Bailey’s inventory in the third quarter of 2020

Operating Expenses

Our operating expenses increased by $15.0 million for the nine months ended September 30, 2021 to $22.5 million compared to $7.5 million for the corresponding fiscal period in 2020. The increase in operating expenses was primarily due to non-cash charges incurred in 2021 upon the IPO and acquisition of H&J, including stock-based compensation expense of $4.0 million and the change in fair value of contingent consideration of $7.0 million, as well as increased professional fees, marketing costs and investor relations costs. We expect operating expenses to increase in total dollars and as a percentage of revenues as our revenue base increases.

Other Expenses

Other expenses increased by $1.5 million to $2.7 million in the nine months ended September 30, 2021 compared to $1.2 million in the corresponding fiscal period in 2020. The increase in the other expense was primarily due to interest expense from the April 2021 note which was fully amortized during the second quarter of 2021, amortization of debt discounts recorded upon debt conversions during the IPO and the change in the fair value of the Company’s derivative liability issued in August 2021.

Net Loss

Our net loss increased by $14.6 million to a loss of $22.7 million for the nine months ended September 30, 2021 compared to a loss of $8.1 million for the corresponding fiscal period in 2020 primarily due to our increased operating expenses, partially offset by a higher gross profit and tax benefit recorded in 2021. The majority of the increase was primarily due to non-cash charges incurred in 2021 upon the IPO and acquisition of H&J, including stock-based compensation expense of $4.0 million and the change in fair value of contingent consideration of $7.0 million, as well as increased professional fees, marketing costs and investor relations costs.

Liquidity and Capital Resources

We expect that the measures described below will be sufficient to fund its operating expenses, debt obligations and capital expenditure requirements for at least one year from the date these consolidated financial statements are issued.

Throughout the next twelve months, the Company intends to fund its operations primarily from the funds raised through the equity line of credit agreement. The Company also plans to pursue secondary offerings through early 2022.

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

Cash Flow Activities

The following table presents selected captions from our condensed statement of cash flows for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended
	September 30,
	2021	2020
Net cash provided by operating activities:
Net loss	$(22,659,480)	$(8,088,980)
Non-cash adjustments	$12,279,846	$2,160,584
Change in operating assets and liabilities	$(1,096,380)	$4,778,787
Net cash used in operating activities	$(11,476,014)	$(1,149,609)
Net cash used in investing activities	$(5,523,982)	$(70,642)
Net cash provided by financing activities	$16,678,537	$1,461,841
Net change in cash	$(321,459)	$241,590

Cash Flows Used In Operating Activities

Our cash used by operating activities increased by $10.3 million to cash used of $11.5 million for the nine months ended September 30, 2021 as compared to cash used of $1.2 million for the corresponding fiscal period in 2020. The increase in net cash used in operating activities was primarily driven by our higher net loss and less cash provided by changes in our operating assets and liabilities in 2021, partially offset by an increase in non-cash charges.

Cash Flows Provided By Investing Activities

Our cash used in investing activities was $5.5 million in the nine months ended September 30, 2021 as compared to cash used of $0.1 million for the corresponding fiscal period in 2020. Cash used in 2021 was primarily related to the cash consideration in the H&J and Stateside acquisitions. Cash used during 2020 was primarily related to purchases of property and equipment, partially offset by cash generated due to the acquisition of Bailey and deposits.

Cash Flows Provided by Financing Activities

Cash provided by financing activities was $16.7 million for the nine months ended September 30, 2021 compared to cash provided of $1.5 million for the corresponding fiscal period in 2020. Cash inflows in the nine months ended September 30, 2021 were primarily related to $8.6 million in net proceeds from the IPO after deducting underwriting discounts and commissions and offering expenses, as well as $1.4 million in net proceeds from the underwriter’s exercise of their over-allotment option. Cash was also generated in 2021 from proceeds from loan payables of $2.6 million, exercises of warrants of $1.8 million and proceeds from convertible notes payable of $5.1 million, partially offset by loan and note repayments of $2.0 million.

Cash inflows in the nine months ended September 30, 2020 were primarily related to proceeds from PPP and SBA loans of $1.7 million, proceeds from our Series A-3 and CF preferred stock for $0.7 million and proceeds from venture debt of $0.9 million.

Contractual Obligations and Commitments

In March 2017, we entered into a senior credit agreement with an outside lender for up to $4,000,000, dependent upon the achievement of certain milestones. The initial close amount was a minimum of $1,345,000. The loan bears interest at 12.5% per annum, compounded monthly, including fees. A 5% closing fee is due upon each closing, legal and accounting fees of up to $40,000, and management fees of $4,167-$5,000 per month. As of September 30, 2021, we owed our senior secured lender approximately $6.0 million that is due on the scheduled maturity date of December 31, 2022.

If we consummated a follow-on public offering on or before July 31, 2021, we were required to make a $3,000,000 payment on the loan within five business days after such public offering. In addition, if we consummated an additional follow-on offering thereafter on or before September 30, 2021, we were required to make another $3,000,000 payment on the loan within five business days after such public offering. If we did not consummate the initial follow-on offering or, if we did not consummate the aforementioned second follow-on offering by September 30, 2021, we were required to make a $300,000 payment on the loan by September 30, 2021.

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

Repayment is accelerated upon a change in control, as defined in the agreement. The loan is senior to all of our other debts and obligations, is collateralized by all of our assets, and shares of our common stock pledged by former officers of the Company. As of September 30, 2021 and December 31, 2020, the gross loan balance is $6,001,755. As of December 31, 2020, we were in technical default of this debt due to covenant violations. Subsequent to our IPO, all defaults have been cured. Management expects that the Company will remain in good standing with all requirements of this debt in the near term.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, costs and expenses and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

During the nine months ended September 30, 2021, there were no material changes to our critical accounting policies except for the adoption of ASU 2020-06 (see Note 3 to the unaudited condensed consolidated financial statements). Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our prospectus filed May 17, 2021 and the notes to the unaudited condensed financial statements included in Item 1, “Unaudited Financial Statements,” of this Quarterly Report on Form 10-Q.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, who serve as our principal executive officer and principal financial and accounting officer, respectively, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. In making this evaluation, our management considered the material weakness in our internal control over financial reporting described below. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of such date.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the nine months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In August 2021, an aggregate of 1,101,538 shares of common stock were issued in exchange for 100% of the outstanding membership interests in Stateside.

In connection with the execution of the Oasis Capital equity purchase agreement, the Company issued 126,354 shares of common stock as commitment shares.

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

DIGITAL BRANDS GROUP, INC.

November 12, 2021	By:	/s/ John Hilburn Davis
John Hilburn Davis, Chief Executive Officer

November 12, 2021	By:	/s/ Reid Yeoman
Reid Yeoman, Chief Financial Officer