Form 10-K
period 2021-12-31
Digital Brands Group, Inc.
filed 2022-03-31
CIK 1668010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the annual period ended December 31, 2021

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 001-40400

DIGITAL BRANDS GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	46-1942864
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1400 Lavaca Street

Austin, TX 78701

(Address of principal executive offices, including zip code)

Tel: (209) 651-0172

(Registrant’s telephone number, including area code)

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	DBGI	The Nasdaq Stock Market LLC
Warrants, each exercisable to purchase one share of common stock	DBGIW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

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

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of the shares of common stock on June 30, 2021 as reported by The Nasdaq Stock Market LLC on such date was approximately $46,581,397. Shares of the registrant’s common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant have been excluded from this computation. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of March 31, 2022 the Company had 13,875,591 shares of common stock, $0.0001 par value, issued and outstanding.

Documents Incorporated by Reference: None.

DIGITAL BRANDS GROUP, NC.

FORM 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Except for historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, which involve risks and uncertainties. These forward-looking statements can be identified by the use of forward- looking terminology, including the terms “believe,” “estimate,” “project,” “aim,” “anticipate,” “expect,” “seek,” “predict,” “contemplate,” “continue,” “possible,” “intend,” “may,” “plan,” “forecast,” “future,” “might,” “will,” “could,” would” or “should” or, in each case, their negative, or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of  places throughout this Annual Report on Form 10-K and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth strategies, the industry in which we operate and potential acquisitions. We derive many of our forward- looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of  course, it is impossible for us to anticipate all factors that could affect our actual results. All forward-looking statements are based upon information available to us on the date of this Annual Report on Form 10-K.

By their nature, forward-looking statements involve risks and uncertainties because they relate to  events and depend on circumstances that may or may not occur in the future. We caution you that forward- looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the stability of the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Annual Report on Form 10-K. In addition, even if our results of operations, financial condition and liquidity and the development of the industry in which we operate are consistent with the forward-looking statements contained in this Annual Report on Form 10-K, those results or developments may not be indicative of results or developments in subsequent periods.

Important factors that could cause our results to vary from expectations include, but are not limited to:

●	our lack of combined operating history
●	the impact of COVID-19 and related risks have affected and may continue to materially affect our business, results of operations, financial position, and/or liquidity.
●	the highly fragmented and competitive nature of our industry;
●	our ability to successfully locate and acquire companies in the apparel business, to obtain debt financing for that purpose and to successfully integrate them into our business and manage our internal growth;
●	loss of any of our executives and managers;
●	quarterly variations in our operating results;
●	our ability to attract and retain qualified employees while controlling labor costs;
●	our ability to manage our working capital to facilitate our inventory management;
●	disruptions in the manufacturing and supply chains;
●	our ability to adapt our product offerings to changing preferences and consumer tastes;
●	our exposure to claims relating to employment violations and workplace injuries;
●	our exposure to claims arising from our acquired operations;

●	the potential for asset impairments when we acquire businesses;
●	disruptions in our information technology systems;
●	restrictions imposed on our operations by our credit facility and by other indebtedness we may incur in the future;
●	our ability to implement and maintain effective internal control over financial reporting; and
●	additional factors discussed under the sections captioned “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.”

Other sections of this Annual Report on Form 10-K include additional factors that could adversely impact our business and financial performance. In light of  these risks, uncertainties and assumptions, the forward-looking events described in this Annual Report on Form 10-K may not occur. Moreover, we operate in an evolving environment. New risk factors and uncertainties emerge from time to time, and it is not possible for our management to predict all risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or acquisition of factors, may cause actual results to differ materially from those contained in any forward- looking statements. We qualify all of our forward-looking statements by these cautionary statements.

Estimates and forward-looking statements speak only as of the date they were made, and, except to the extent required by law, we undertake no obligation to update or to review any estimate and/or forward- looking statement because of new information, future events or other factors. Estimates and forward- looking statements involve risks and uncertainties and are not guarantees of future performance. As a result of the risks and uncertainties described above, the estimates and forward-looking statements discussed in this Annual Report on Form 10-K might not occur and our future results and our performance may differ materially from those expressed in these forward-looking statements due to, but not limited to, the factors mentioned above.

Because of these uncertainties, you should not place undue reliance on these forward-looking statements when making an investment decision.

PART I

References in this annual report to “we,” “us,” “Digital Brands Group,” “DBG,” “Company,” or “our company” are to Digital Brands Group, Inc., a Delaware corporation, and its consolidated subsidiaries, Bailey 44, LLC (“Bailey”), Harper & Jones, LLC (“H&J”) and MOSBEST, LLC (“Stateside”). References to “management” or our “management team” are to our officers and directors.

ITEM 1.	BUSINESS

Digital Brands Group is a curated collection of lifestyle brands that offers a variety of apparel products through direct-to-consumer and wholesale distribution. Our complementary brand portfolio provides us with the unique opportunity    to cross merchandise our brands. We aim for our customers to wear our brands head to toe and to capture what we call “closet share” by gaining insight into their preferences to create targeted and personalized content specific to their cohort. Operating our brands under one portfolio provides us with the ability to better utilize our technological, human capital and operational capabilities across all brands. As a result, we have been able to realize operational efficiencies and continue to identify additional cost saving opportunities to scale our brands and overall portfolio.

Our portfolio consists of four significant brands that leverage our three channels: our websites, wholesale and our own stores.

●	Bailey 44 combines beautiful, luxe fabrics and on-trend designs to create sophisticated ready-to-wear capsules for women on-the-go. Designing for real life, this brand focuses on feeling and comfort rather than how it looks on a runway. Bailey 44 is primarily a wholesale brand, which we are transitioning to a digital, direct-to-consumer brand.

●	DSTLD offers stylish high-quality garments without the luxury retail markup valuing customer experience over labels. DSTLD is primarily a digital direct-to-consumer brand, to which we recently added select wholesale retailers to generate brand awareness.
●	Harper & Jones was built with the goal of inspiring men to dress with intention. It offers hand- crafted custom fit suits for those looking for a premium experience. Harper & Jones is primarily a direct-to-consumer brand using its own showrooms.
●	Stateside is an elevated, America first brand with all knitting, dyeing, cutting and sewing sourced and manufactured locally in Los Angeles. The collection is influenced by the evolution of the classic t-shirt offering a simple yet elegant look. Stateside is primarily a wholesale brand that we will be transitioning to a digital, direct-to-consumer brand.
●	ACE STUDIOS offers stylish high-quality garments without the luxury retail markup valuing customer experience over labels. ACE STUDIOS is primarily a digital direct-to-consumer brand.

We believe that successful apparel brands sell in all revenue channels. However, each channel offers different margin structures and requires different customer acquisition and retention strategies. We were founded as a digital-first retailer that has strategically expanded into select wholesale and direct retail channels. We strive to strategically create omnichannel strategies for each of our brands that blend physical and online channels to engage consumers in the channel of their choosing. Our products are sold direct-to- consumers principally through our websites and our own showrooms, but also through our wholesale channel, primarily in specialty stores and select department stores. With the continued expansion of our wholesale distribution, we believe developing an omnichannel solution further strengthens our ability to efficiently acquire and retain customers while also driving high customer lifetime value.

We believe that by leveraging a physical footprint to acquire customers and increase brand awareness, we can use digital marketing to focus on retention and a very tight, disciplined high value new customer acquisition strategy, especially targeting potential customers lower in the sales funnel. Building a direct relationship with the customer as the customer transacts directly with us allows us to better understand our customer’s preferences and shopping habits. Our substantial experience as a company originally founded as a digitally native-first retailer gives us the ability to strategically review and analyze the customer’s data, including contact information, browsing and shopping cart data, purchase history and style preferences. This in turn has the effect of lowering our inventory risk and cash needs since we can order and replenish product based on the data from our online sales history, replenish specific inventory by size, color and SKU based on real times sales data, and control our mark-down and promotional strategies versus being told  what mark downs and promotions we have to offer by the department stores and boutique retailers.

We believe that the highly fragmented nature of  the apparel industry, combined with the opportunity to leverage our position as a public company with access to financial resources, presents a significant opportunity for consolidation of apparel brands. We use a disciplined approach to identify and evaluate acquisition candidates. We believe there are three ideal acquisition targets: (1) strong legacy brands that have been mismanaged, (2) strong brands that do not have capital to grow, and (3) wholesale brands that are struggling to transition to e-commerce. We look for brands that have an emotional hook in its customers, a high repeat customer rate, the potential to scale and strong financials. We source and identify acquisition targets based on our industry knowledge and through our network of investment banks, finders, private equity and venture capital firms, among others.

We intend to continue to actively pursue acquisitions to increase and tighten customer cohorts and increase our ability to create more customized content and personalized looks and styles for each customer cohort. We believe that customers want and trust brands that can deliver customized content and personalized looks and styles. We expect this should result in higher customer loyalty, higher lifetime value, higher average order value and lower customer acquisition cost.

Organizational Structure

We operate the brands on a decentralized basis with an emphasis on brand level execution supported by corporate coordination. The brand’s executive teams will continue to operate and leverage relationships with customers and suppliers, including designing and producing product and developing marketing plans including social media, email and digital communications.

We consolidate marketing and tech contracts as we have done with Bailey’s contracts, which has provided significant cost savings. We review the fabric mills and factories used by each brand to see if we can consolidate or cross utilize these mills and factories, which will drive increased volumes, lower production costs and higher gross margins. As an example, we are utilizing DSTLD’s denim mills and factories to develop denim products for Bailey’s and Harper & Jones. We are also consolidating production into a few factories in Europe from China and the U.S., which lowers our average production cost per unit.

We leverage the Digital Brands Group marketing and data analytics team to create cross marketing campaigns based on the customer data respective to each brand’s customer base. As an example, the Digital Brand’s Group marketing and data team reviews the customer data across all our portfolio brands and will work with each brand to identify the new customers from our other portfolio brands that they can target and what styles and looks should be created for each of those customer cohorts. The brand level employees then execute the looks and styles and create the customized customer communication based on the information and data from the Digital Brand Group marketing and data teams.

Certain administrative functions are centralized on a regional and, in certain circumstances, a national basis following, including but not limited to accounting support functions, corporate strategy and acquisitions, human resources, information technology, insurance, marketing, data analytics and customer cross merchandising, advertising buys, contract negotiations, safety, systems support and transactional processing.

Principal Products and Services

Bailey — Brand Summary

In February 2020, we acquired Bailey. Bailey delivers distinct high-quality, well-fitting, on-trend contemporary apparel using at an entry contemporary price point. Bailey combines beautiful, luxe fabrics and on-trend designs to offer clean, sophisticated ready-to-wear separates that easily transition from day to night and for date night. Bailey offers fashionable staples with timeless design features, making them wearable for any occasion — majority of products are tops, sweaters and dresses.

Bailey’s full seasonal collections of dresses, tops, jumpsuits, bottoms, sets, jackets and rompers retail at price points between $90 – $350. We believe that we can create more compelling price points as we leverage our direct-to-consumer expertise. As we increase the direct-to-consumer revenue mix, we believe we will have opportunities to increase our margins, which will mostly be passed along to the customer with lower price points.

Harper & Jones — Brand Summary

H&J is well-known for delivering extremely high-quality, luxury custom and made-to-measure suiting and sportswear. The company provides full-closet customization, including shirts, jackets, pants, shorts, polos, plus more products that made-to-measure.

H&J offers a proprietary custom and made-to-measure supply chain, which creates positive working capital since the customer pays for the product upfront and we have terms with vendors to pay 60+ days later.

Their custom bench-made suit prices range between $1,995 – $4,995, custom bench-made jacket prices range from $1,895 – $3,495, custom-bench made trousers range from $600 – $1,100, and custom bench- made shirts range from $250 – $450.

Stateside — Brand Summary

We acquired Stateside in August 2021. Stateside is a collection of elevated American basics influenced by the evolution of the classic T-Shirt. All garments are designed and produced in Los Angeles from the finest fabrics. All knitting, dyeing, cutting and sewing is sourced and manufactured locally in Los Angeles.

Stateside is known for delivering high quality, luxury T-shirts, tops and bottoms. Stateside is primarily a wholesale brand with very limited online revenue. Their T-shirt prices range from $68 to $94, their other tops range from $98 to $130, and their bottoms from $80 to $144.

DSTLD — Brand Summary

DSTLD focuses on minimalist design, superior quality, and only the essential wardrobe pieces. We deliver casual luxury rooted in denim; garments that are made with exhaustive attention to detail from the finest materials for a closet of timeless, functional staples. Our brand name “DSTLD” is derived from the word ‘distilled,’ meaning to extract only the essentials. As such, DSTLD boasts an line of key wardrobe pieces in a fundamental color palette of black, white, grey, and denim.

Our denim prices generally range from $75 to $95; similar quality brands produced at the same factories wholesale for approximately $95 to $125 and retail for $185 to $350. Our tee shirts and tops range $30 to $90, similar quality brands produced at the same factories wholesale for approximately $25 to $75 and retail for $60 to $250. Our casual pants range $85 to $109, similar quality brands produced at the same factories wholesale for approximately $85 to $115 and retail for $175 to $250.

ACE Studios — Brand Summary

ACE Studios will design and offer luxury men’s suiting with superior performance, superb fits, and excellent quality at an exceptional value. We will offer men’s classic tailored apparel with premium and luxury fabrics and manufacturing. We work with the same high-quality mills and factories in the world as the leading luxury brands. We believe most customers have different shapes and sizes, so we plan to offer multiple fits for our products. We sidestep the middleman and sell our products ourselves, allowing us to offer top-tier quality without the standard retail markup.

Our suits are expected to range from $295 to $495; similar quality brands produced at the same factories wholesale for approximately $300 to $600 and retail for $600 to $1,200. Our dress shirts will range $55 to $65, similar quality brands produced at the same factories wholesale for approximately $50 to $75 and retail for $95 to $150. Our casual pants will range $85 to $109, similar quality brands produced at the same factories wholesale for approximately $85 to $115 and retail for $175 to $250.

We anticipate rolling out the ACE Studios brand in the second quarter of 2023 as a digitally native first brand.

Sales and Distribution

Bailey products are distributed through wholesale and direct-to-consumer channels. The wholesale channel includes premium department stores, select independent boutiques and third-party online stores. H&J products are currently sold solely through direct-to-consumer, via their three showrooms. The three showrooms are located in Dallas, Houston and New Orleans. We expect to open additional showrooms in the future. We believe that we can sell our other menswear products and brands in the H&J showrooms. Since  all the product is custom made, there is no old stock to sell off.

Stateside products are distributed through wholesale and direct-to-consumer channels.

DSTLD products have historically been sold solely direct-to-consumer, via our website. We started offering DSTLD products through a wholesale channel in October 2020. We intend to leverage the Bailey sales force to sell DSTLD products into their select independent boutiques and select department stores. We believe that we can increase the brand awareness, new customer acquisition and revenue by leveraging the Bailey independent boutiques. We will start selling old season stock through selected off-price retailers, with additional sales expected to be generated through specifically-cut product for select off-price retailers.

As of December 31, 2021, products are distributed through 75+ doors at major department stores, over 350 points of sale at boutique stores and several major e-commerce multi-brand platform wholesale customers.

We do not have material terms or arrangements with our third-party distributors. As is customary in the wholesale side of the retail apparel industry, we work with the wholesale buyers for every product collection and season to develop a purchase order based on quantities, pricing, profit margin and any future mark- down agreements. Historically, these factors are driven by the wholesale buyer’s belief of how well they think the product will sell at their stores. For example, if the collection is considered very strong by the wholesale buyer, we usually achieve higher quantities, higher margins and lower future markdown guarantees. Conversely, when the wholesale buyer considers the collection to be weak, we experience lower quantities, lower margins and higher mark-down guarantees.

Our direct-to-consumer channels include our own website. Old season stock is sold through selected off- price retailers, with additional sales generated through specifically-cut product for select off-price retailers.

All of our DSTLD, Bailey and Stateside sellable product is stored at our corporate warehouse and distribution center in Vernon, CA, which also houses our corporate office. In addition to storing product, we also receive and process new product deliveries, process and ship outbound orders, and process and ship customer returns in this same facility.

All of H&J product is sent directly to the showroom, clothier or customer from our custom tailor vendors.  If goods are received to our showrooms or clothiers, we arrange pickups without the end customer. They also receive and process new product deliveries, process and ship outbound orders, and process and ship customer returns through their showrooms or clothiers.

We offer free shipping and returns above to all our customers in the United States. We also offer customers the option to upgrade to 2-Day or Overnight Shipping for an additional cost.

Design and Development

Our products are designed at headquarters of each brand, which are in in Los Angeles, CA and Dallas, TX in the top floor of H&J’s showroom. Each brand’s design efforts are supported by well-established product development and production teams. The continued collaboration between design and merchandising ensures it responds to consumer preferences and market trends with new innovative product offerings while maintaining its core fashion foundation. . In-house design and production teams in Los Angeles perform development of the sample line allowing for speed to market, flexibility and quality of fit.

We are engaged in analyzing trends, markets, and social media feedback along with utilizing historical data and industry tools to identify essential styles and proper replenishment timing and quantities.

We hired a new head designer for DSTLD Men’s in December 2019 and contracted with a third-party designer for DSTLD Women’s in June 2020. We also contracted with a third-party designer for Bailey in June 2020.

We rely on a limited number of suppliers to provide our finished products, so we can aggregate pricing power. As we continue to increase our volumes, we will source additional factories to spread out our risks.

While we have developed long-standing relationships with a number of our suppliers and manufacturing sources and take great care to ensure that they share our commitment to quality and ethics, we do not have any long-term term contracts with these parties for the production and supply of our fabrics and products. We require that all of our manufacturers adhere to a vendor code of ethics regarding social and environmental sustainability practices. Our product quality and sustainability team partners with leading inspection and verification firms to closely monitor each supplier’s compliance with applicable laws and our vendor code of ethics.

Currently, our Bailey, DSTLD and Stateside products are shipped from our suppliers to our distribution center in Vernon, CA which currently handles all our warehousing, fulfillment, outbound shipping and returns processing. In 2022, we will review maintaining our own distribution centers versus using a third-party solution.

For Harper & Jones, finished product is shipped to either the Company’s headquarters in Dallas Texas, or directly to one of their showroom locations.

Product Suppliers: Sourcing and Manufacturing

We work with apparel manufacturers in North America, Asia and Europe. We work with full package suppliers, which supply fabric, trims, along with cut/sew/wash services, only invoicing us for the final full cost of each garment. In Los Angeles, we also work with several local trim, fabric and garment dye houses to create garments for Stateside. This allows us the ability to maximize cash flows and optimize operations. We do not have long-term written contracts with manufacturers, though we have long-standing relationships with a diverse base of vendors.

We do not own or operate any manufacturing facilities and rely solely on third-party contract manufacturers operating primarily in Europe, United States, and the Asia Pacific region for the production of our products depending on the brand. All of our contract manufacturers are evaluated for quality systems, social compliance and financial strength by our internal teams prior to being selected and on an ongoing basis. Where appropriate, we strive to qualify multiple manufacturers for particular product types and fabrications.

All of our garments are produced according to each brand’s specifications, and requires that all of manufacturers adhere to strict regulatory compliance and standards of conduct. The vendors’ factories are monitored by each brand’s production team to ensure quality control, and they are monitored by independent third-party inspectors we employ for compliance with local manufacturing standards and regulations on an annual basis. We also monitor our vendors’ manufacturing facilities regularly, providing technical assistance and performing in-line and final audits to ensure the highest possible quality.

We source our products from a variety of domestic and international manufacturers. When deciding which factory to source a specific product from, we take into account the following factors:

●Cost of garment
●Retail price for end consumer
●Production time
●Minimum order quantity
●Shipping/delivery time
●Payment terms

By taking all of these into consideration, we can focus on making sure we have access to in-demand and high quality products available for sale to our customer at the competitive price points and sustainable margins for our business.

Marketing

We believe marketing is a critical element in creating brand awareness and an emotional connection, as well as driving new customer acquisition and retention. Each brand has their own in-house marketing department, which creates and produces marketing initiatives specific to each marketing channel and based on the specific purpose, such as acquisition, retention or brand building. We also have an in-house marketing team at the DBG portfolio level, which reviews these brand initiatives, develops and helps initiate cross merchandising strategies, manages the data analytics and negotiates contracts using all our brands to lower the cost.

Our goal at the brand and the portfolio level is to increase brand awareness and reach, customer engagement, increase new customer conversion and repurchase rates and average order size. We utilize a multi- pronged marketing strategy to connect with our customers and drive traffic to our online platform, comprised of the following:

Customer Acquisition Marketing

Paid Social Media Marketing: This is our primary customer acquisition channel, and it is composed almost entirely of paid Facebook and Instagram marketing. We believe our core customers rely on the opinions of their peers, often expressed through social media, Social media platforms are viral marketing platforms that allow our brands to communicate directly with our customers while also allowing customers to interact with us and provide feedback on our products and service. We make regular posts highlighting new products, brand stories, and other topics and images we deem “on brand”. By being a verified brand, our followers can shop products directly from our posts. We are also able to link to products in the stories feature.

Affiliate Marketing: With select online publications and influencers, we’ve sought to establish CPA or revenue sharing agreements. We believe these agreements are effective in incentivizing influencers or media to push our product and allowing us to only pay partners based on performance.

Email Marketing:  We utilize email marketing to build awareness and drive repeat purchases. We believe this can be the most personalized customer communication channel for our brands, and therefore should continue to be one of our highest performing channels. We use an email service provider that enables us to send out a variety of promotional, transactional, and retargeting emails, with the main goal of driving increased site traffic and purchases. We maintain a database through which we track and utilize key metrics such as customer acquisition cost, lifetime value per customer, cost per impression and cost per click.

Retargeting: We engage the services of certain retargeting engines that allow us to dynamically target our visitors on third-party websites via banner/content ads.

Content Marketing: We use content marketing platforms that allow us to serve up native ads in the form of articles promoting our brand story and specific products.

Search Engine Optimization: This is the process of maximizing the number of visitors to our website by increasing our rankings in the search results on internet search engines. This is done by optimizing our onsite content, by making sure our pages, titles, tags, links, and blog content is structured to increase our search results on certain keywords, and our offsite content, which is the number of external websites linking to our website, usually through press articles and other advertising channels.

Print Advertising: We also intend to utilize print advertisements in magazines or billboards in major metropolitan areas to drive increased site traffic and brand awareness.

Video / Blog Content: We plan to offer videos and blog posts as a way to engage and educate the customer on our brands, how to wear different looks and styles, and create confidence and trust between our brands and customers. Videos and blog posts will include interviews with our designers, a behind-the- scenes look at how products are made, features of other artists or creatives, and photo shoots.

Retail Stores:  We have successfully tested retail “pop ups” in the past. These “pop ups” have resulted in higher average order value, significantly lower customer returns (even when the retail customer orders online at a later date), and higher repurchase rate and annual spend. We view these retail locations as a marketing strategy, similar to allocating funds towards digital/online marketing. We expect our pop ups to generate a small to break even profit, which is more than offset by any potential marketing costs to acquire those customers in another marketing channel.

As we grow the entire DBG portfolio, we will test “pop up” locations for specific brands, and also develop a multi-line pop up that incorporate our other brands into the “pop-up”. We believe this strategy should be cost effective given the number of store closures from COVID-19. We will determine whether a “pop up” or wholesale specialty boutique is the better option for each market and brand.

Instagram and Influencer Marketing

Instagram and influencer marketing is one of our largest initiatives. On a weekly basis, we reach out to and receive requests from tastemakers in fashion, lifestyle, and photography. We have developed a certain set of criteria for working with influencers (for example, engagement level, aesthetic, audience demographic) that have enabled us to garner impactful impressions. Our focus is not on the size of an account, but on creating organic relationships with influencers who are excited to tell our story. While most of our collaborations are compensated solely through product gifts, we also offer an affiliate commission of up to 20% through the influencer platform reward Style, which is the parent company of LiketoKnow.it, the first influencer platform to make Instagram shoppable (users receive an email directly to their inbox with complete outfit details when they “Like” a photo with LiketoKnow.it technology).

Retail Locations

Currently, H&J has three showrooms located in Dallas, Houston and New Orleans. We plan to selectively open a number of selected additional H&J showrooms. We will also test opening a men’s multi- line showroom next to our H&J showrooms.

At the time of acquisition, Bailey 44 operated three retail locations in Southern California. All three locations were shut down in 2020 due to declining revenue and profitability.

Public Relations

To generate ongoing organic and word-of-mouth awareness, we intend to work with print and online media outlets to announce new products and develop timely news stories. We are in contact with leading fashion, business, and tech writers in order to capitalize on celebrity fashion features, e-commerce trend pieces, or general brand awareness articles. We may utilize outside agencies from time to time. We plan to visit the major fashion, tech, and news outlets in New York City on a quarterly basis to keep them up to date on our latest launches and any relevant company developments. We also plan to host local Los Angeles press at our office space.

Celebrity gifting

We approach celebrity gifting in a strategic, discerning manner. We have longstanding, personal relationships with the industries top stylists; we do not send clothing blindly or unsolicited. We have successfully placed clothing (and as a result, fashion press) on a number of well-known A-list celebrities.

Loyalty Program

We plan to develop and launch a company-wide loyalty program, which would include all our brands. Our customer loyalty program will be designed to engage and reward our customers in a direct and targeted manner, and to cross merchandise our portfolio brands to our customers. Customers will earn reward   points that can be used to purchase products. We will also use loyalty point multipliers to create customer purchases, especially, which is a strategy beauty retailers have effectively used.

Competition

Our business depends on our ability to create consumer demand for our brands and products. We  believe we are well-positioned to compete in the apparel, leather products and accessories segments by developing high quality, well designed products at competitive prices that are often below our competitor’s pricing. We focus on designing products that we hope exceed consumer expectations, which should result in retention and repurchases. We will invest in cross merchandising brands to customers through customized customer communications and personalized styles and looks utilizing products across all our portfolio brands, which we believe creates a competitive advantage for our brands versus single brands. As noted above, each of our brands has different competitors depending on product, quality and price point.

Government Regulation

Our business is subject to a number of domestic and foreign laws and regulations that affect companies conducting business on the Internet, many of which are still evolving and could be interpreted in ways that could harm our business. These laws and regulations include federal and state consumer protection laws and regulations, which address, among other things, the privacy and security of consumer information, sending of commercial email, and unfair and deceptive trade practices.

Under applicable federal and state laws and regulations addressing privacy and data security, we must provide notice to consumers of our policies with respect to the collection and use of personal information, and our sharing of personal information with third parties, and notice of any changes to our data handling practices. In some instances, we may be obligated to give customers the right to prevent sharing of their personal information with third parties. Under applicable federal and state laws, we also are required to adhere to a number of requirements when sending commercial email to consumers, including identifying advertising and promotional emails as such, ensuring that subject lines are not deceptive, giving consumers an opportunity to opt-out of further communications and clearly disclosing our name and physical address in each commercial email. Regulation of privacy and data security matters is an evolving area, with new laws and regulations enacted frequently. For example, California recently enacted legislation that, among other things, will require new disclosures to California consumers, and afford such consumers new abilities to opt out of certain sales of personal information. In addition, under applicable federal and state unfair competition laws, including the California Consumer Legal Remedies Act, and U.S. Federal Trade Commission, or FTC, regulations, we must, and our network of influencers may be required to, accurately identify product offerings, not make misleading claims on our websites or in advertising, and use qualifying disclosures where and when appropriate. The growth and demand for eCommerce could result in more stringent domestic and foreign consumer protection laws that impose additional compliance burdens on companies that transact substantial business on the Internet.

Our international business is subject to additional laws and regulations, including restrictions on imports from, exports to, and services provided to persons located in certain countries and territories, as  well as foreign laws and regulations addressing topics such as advertising and marketing practices, customs duties and taxes, privacy, data protection, information security and consumer rights, any of which might apply by virtue of  our operations in foreign countries and territories or our contacts with consumers in  such foreign countries and territories. Many foreign jurisdictions have laws, regulations, or other requirements relating to privacy, data protection, and consumer protection, and countries and territories are adopting new legislation or other obligations with increasing frequency.

In many jurisdictions, there is great uncertainty whether or how existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the Internet and eCommerce. New legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business or the application of existing laws and regulations to the Internet and eCommerce could result in significant additional obligations on our business or may necessitate changes to our business practices. These obligations or required changes could have an adverse effect on our cash flows and results of operations. Further, any actual or alleged failure to comply with any of these laws or regulations by us, our vendors or our network of influencers could hurt our reputation, brand and business, force us to incur significant expenses in defending against proceedings or investigations, distract our management, increase our costs of doing business, result in a loss of  customers and suppliers and may result in the imposition of monetary penalties.

Employees

As of December 31, 2021, we had 58 employees, all of whom were full-time employees. We believe our relationship with our employees is good. None of our employees are currently covered by a collective bargaining agreement. We have had no labor-related work stoppages and we believe our relationship with our employees is strong.

Available Information

Our Internet address is https://www.digitalbrandsgroup.co. Our website and the information contained on, or that can be accessed through, the website will not be deemed to be incorporated by reference in, and are not considered part of, this Annual Report on Form 10-K. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, proxy and information statements and amendments to those reports filed or furnished pursuant to Sections 13(a), 14, and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available through the SEC’s Interactive Data Electronic Applications system at http://www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

ITEM 1A.	RISK FACTORS

Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, including our consolidated financial statements and related notes included elsewhere in this Form 10-K, before making an investment decision. If any of the following risks are realized, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that event, the trading price of our common stock could decline, and you could lose part or all of your investment.

Risks related to our financial condition and business

We have incurred significant net losses since our inception and cannot assure you that we will achieve or maintain profitable operations.

We have incurred significant net losses since inception. Our net loss was approximately $32.4 and $10.7 million for the years ended December 31, 2021 and 2020, respectively.  As of December 31, 2021, we had an accumulated deficit of $65.7 million. We may continue to incur significant losses in the future for a number of reasons, including unforeseen expenses, difficulties, complications, delays, and other unknown events, including the length of time COVID-19 related restrictions impact the business.

We anticipate that our operating expenses will increase substantially in the foreseeable future as we undertake the acquisition and integration of different brands, incur expenses associated with maintaining compliance as a public company, and increased marketing and sales efforts to increase our customer base. These increased expenditures may make it more difficult to achieve and maintain profitability. In addition, our efforts to grow our business may be more expensive than we expect, and we may not be able to generate sufficient revenue to offset increased operating expenses. If we are required to reduce our expenses, our growth strategy could be materially affected. We will need to generate and sustain significant revenue levels in future periods in order to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability.

Accordingly, we cannot assure you that we will achieve sustainable operating profits as we continue to expand our product offerings and infrastructure, further develop our marketing efforts, and otherwise implement our growth initiatives. Any failure to achieve and maintain profitability would have a materially adverse effect on our ability to implement our business plan, our results and operations, and our financial condition.

If we do not obtain adequate capital funding or improve our financial performance, we may not be able to continue as a going concern.

We have incurred a net loss in each year since our inception and expect to incur losses in future periods as we continue to increase our expenses in order to grow our business. We have a working capital deficit of $30.3 million at December 31, 2021.  These factors raise substantial doubt about our Company’s ability to continue as a going concern.  If we are unable to obtain adequate funding or if  we are unable to grow our revenue substantially to achieve and sustain profitability, we may not be able to continue as a going concern.  The report of our independent registered public accounting firm for the year ended December 31, 2021 included herein contains an explanatory paragraph indicating that there is substantial doubt as to our ability to continue as a going concern as a result of recurring losses from operations.

If we are unable to raise additional capital when required or on acceptable terms, we will be required to significantly delay, scale back or restrict our operations or obtain funds by entering into agreements on unattractive terms, which would likely have a material adverse effect on our business, stock price and our relationships with third parties with whom we have business relationships, at least until additional funding is obtained. If we do not have sufficient funds to continue operations, we could be required to seek bankruptcy protection or other alternatives that would likely result in our stockholders losing some or all of their investment in us. In addition, our ability to achieve profitability or to respond to competitive pressures would be significantly limited.

The amount and timing of our future funding requirements depends on many factors, including

●	The timing and cost of potential future acquisitions;
●	Integration of the businesses that we have acquired or may acquire in the future;
●	The hiring of additional management and other personnel as we continue to grow; and
●	Any costs associated with any build-out and opening of showrooms, as needed, for certain of our brands,

We cannot be certain that additional funding will be available on acceptable terms, or at all. In addition, we have in the past and may in the future be restricted or limited by our current outstanding indebtedness on our ability to enter  into additional indebtedness and any future debt financing based upon  covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, redeem our stock, make certain investments and engage in certain merger, consolidation or asset sale transactions.

Widespread outbreak of an illness or any other public health crisis, including the recent coronavirus (COVID-19) global pandemic, could materially and adversely affect, and has materially and adversely affected, our business, financial condition and results of operations.

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

our business in several ways, including store closings, supply chain disruptions and delivery delays, meaningfully lower net revenue, furloughs and layoffs of 52 employees and increased costs to operate our warehouse to ensure a healthy and safe work environment. Approximately 220 boutique stores where we sold our products closed temporarily and permanently in 2020 and into 2021, representing a reduction in approximately 40% of such stores prior to COVID. Additionally, approximately 40 department stores that carried our products have closed as well, representing a reduction of approximately 35% of such stores prior to COVID. We do not anticipate the department stores will open those stores back up, and we do not anticipate a majority of the closed boutique stores will reopen. We also waited to hire a new Creative Director until the summer, once we knew that stores would open back up at some capacity. This delay in hiring a new designer also impacted the first half of 2021. We expect to also experience lower order quantities from our accounts throughout the first half of 2022 versus pre-COVID levels, but meaningfully higher than 2020 or 2021.
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

Any of these impacts could place limitations on our ability to execute on our business plan and materially and adversely affect our business, financial condition and results of operations. We continue to monitor the situation and may adjust our current policies and procedures as more information and guidance become available regarding the evolving situation. The impact of COVID-19 may also exacerbate other risks discussed in this “Risk Factors” section, any of which could have a material effect on us. This situation is changing rapidly and additional impacts may arise that we are not aware of currently.

If our efforts to locate desirable targets are unsuccessful or if we are unable to acquire desirable companies on commercially reasonable terms , we may not be able to grow the business and our revenues and operating results will be adversely affected.

One of  our principal growth strategies has been and continues to be is to grow our business and increase our revenue through the acquisition of  additional businesses within our industry. It may be  difficult for us to identify desirable companies to acquire. We may face competition in our pursuit to acquire additional businesses, which could limit the number of available companies for sale and may lead to higher acquisition prices. When we identify desirable companies, their owners may not be willing to sell their companies at all or on terms that we have determined to be commercially reasonable. If our efforts to locate and acquire desirable companies on terms that are acceptable to us are not successful, our revenues and operating results may be adversely affected.

On January 18, 2022 we entered into  entered into a Membership Interest Purchase Agreement (the “Agreement”) with Moise Emquies, George Levy, Matthieu Leblan and Carol Ann Emquies (“Sellers”), Sunnyside, LLC, a California limited liability company (“Sundry”), and George Levy as the Sellers’ representative, pursuant to which the Company will acquire all of the issued and outstanding membership interests of Sundry (such transaction, the “Acquisition”).

Pursuant to the Agreement, Sellers, as the holders of all of the outstanding membership interests of Sundry, will exchange all of such membership interests for (i) $7.5 million of shares of the Company’s common stock at the volume-weighted average (rounded to the nearest $0.0001) of the closing price of the Company’s common stock on the Nasdaq Capital Market (“NasdaqCM”) during the thirty (30) trading day period immediately prior to the closing, but in no event at a price less than $1.59; and (ii) $34.0 million in cash, $20.0 million of which will be paid at the closing and the balance of which will be evidenced by promissory notes due December 31, 2022 (“Seller Notes”); provided, however, that if the audited aggregate net revenue of Sundry for the year ended December 31, 2021 (the “Audited Net Revenue”) times 1.5 is greater than $34.0 million, the Company will pay the difference in cash pro rata to the Sellers and if the Audited Net Revenue times 1.5 is less than $34.0 million, the Seller Notes will be reduced pro rata for such difference. A portion of the purchase price will be paid to certain employees of Sundry who have a contractual right to receive a portion of the consideration payable in the Acquisition (“Payees”).

Of the $34.0 million in cash payable in the Acquisition, $2.0 million will be held in escrow to cover possible indemnification claims. If the Seller Notes, plus all unpaid interest thereunder, are not repaid in full on or prior to March 31, 2022, then on March 31, 2022, the Company will issue an additional $2.5 million of shares of common stock pro rata to the Sellers and the Payees. If the Seller Notes, plus all unpaid interest thereunder remain outstanding after March 31, 2022 and are not repaid in full on or prior to June 30, 2022, then on June 30, 2022, the Company will issue an additional $2.5 million of shares of common stock pro rata to the Sellers and the Payees. If the Seller Notes, plus all unpaid interest thereunder remain outstanding after June 30, 2022 and are not repaid in full on or prior to September 30, 2022, then on September 30, 2022, the Company will issue an additional $2.5 million of shares of common stock pro rata to the Sellers and the Payees. Any shares issued on either March 31, June 30 or September 30, 2022 shall be issued at the closing price of the Company’s common stock as quoted on the NasdaqCM as of the date immediately preceding the date of issuance but in no event at a price less than $1.59.

The Agreement contains customary representations, warranties and covenants by the Company, the Sellers and Sundry. The closing of the Acquisition is subject to customary closing conditions and financing and there is no assurance that we will be able to complete the Acquisition.

We may not be able to successfully integrate future acquisitions or generate sufficient revenues from future acquisitions, which could cause our business to suffer.

A significant part of our grown strategy is acquiring additional businesses. If we buy a company or a division of a company in the future, there can be no assurance that we will be able to profitably manage such business or successfully integrate such business without substantial costs, delays or other operational or financial problems. Acquisitions also may require us to spend a substantial portion of our available cash, incur debt or other liabilities, amortize expenses related to intangible assets, incur write-offs of goodwill or other assets or obligate us to issue a substantial number of shares of our capital stock, which would result in dilution for our existing stockholders. There can be no assurance that the businesses we acquire in the future will achieve anticipated revenues or earnings. Additionally:

●	the key personnel of the acquired business may decide not to work for us;
●	changes in management at an acquired business may impair its relationships with employees and customers;
●	we may be unable to maintain uniform standards, controls, procedures and policies among acquired businesses;
●	we may be unable to successfully implement infrastructure, logistics and systems integration;
●	we may be held liable for legal claims (including environmental claims) arising out of activities of the acquired businesses prior to our acquisitions, some of which we may not have discovered during our due diligence, and we may not have indemnification claims available to us or we may not be able to realize on any indemnification claims with respect to those legal claims;
●	we will assume risks associated with deficiencies in the internal controls of acquired businesses;
●	we may not be able to realize the cost savings or other financial benefits we anticipated;

●	we may be unable to successfully scale an acquired business; and
●	our ongoing business may be disrupted or receive insufficient management attention.

Some or all of these factors could have a material adverse effect on our business, financial condition and results of operations. Moreover, we may not benefit from our acquisitions as we expect, or in the time frame we expect. In the apparel industry, differing brands are used to reach different market segments and capture new market share. However, not every brand deployment is successful. In addition, integrating an acquired business or technology is risky. We may incur significant costs acquiring, developing, and promoting new brands only to have limited market acceptance and limited resulting sales. If this occurs, our financial results may be negatively impacted and we may determine it is in the best interest of the company to no longer support that brand. If a new brand does not generate sufficient revenues or if we are unable to efficiently manage our expanded operations, our results of operations will be adversely affected. Finally, acquisitions could be viewed negatively by analysts, investors or our customers.

In addition, we may not be successful in acquiring businesses and may expend time and expenses in connection with failed acquisitions. For example, the closing of the Acquisition with Sundry is subject to customary closing conditions and financing and there is no assurance that we will be able to complete the Acquisition. In addition to such time and expenses, public announcement of a failed acquisition could also negatively impact the trading price of our common stock.

We may be subject to claims arising from the operations of our various businesses for periods prior to the dates we acquired them.

We may be subject to claims or liabilities arising from the ownership or operation of acquired businesses for the periods prior to our acquisition of them, including environmental, warranty, workers’ compensation and other employee-related and other liabilities and claims not covered by insurance. These claims or liabilities could be significant. Our ability to seek indemnification from the former owners of our acquired businesses for these claims or liabilities may be limited by various factors, including the specific time, monetary or other limitations contained in the respective acquisition agreements and the financial ability of  the former owners to satisfy our indemnification claims. In addition, insurance companies may be unwilling to cover claims that have arisen from acquired businesses or locations, or claims may exceed the coverage limits that our acquired businesses had in effect prior to the date of acquisition. If we are unable to successfully obtain insurance coverage of third-party claims or enforce our indemnification rights against the former owners, or if the former owners are unable to satisfy their obligations for any reason, including because of their current financial position, we could be held liable for the costs or obligations associated with such claims or liabilities, which could adversely affect our financial condition and results of operations.

Our ability to acquire additional businesses may require issuances of our common stock and/or debt financing that we may be unable to obtain on acceptable terms.

The timing, size and success of our acquisition efforts and the associated capital commitments cannot be readily predicted. We intend to use our common stock, cash, debt and borrowings under our credit facility, if necessary, as consideration for future acquisitions of companies. The issuance of additional common stock in connection with future acquisitions may be dilutive to holders of shares of common stock. In addition, if our common stock does not maintain a sufficient market value or potential acquisition candidates are unwilling to accept common stock as part of the consideration for the sale of their businesses, we may be required to use more of our cash resources, including obtaining additional capital through debt financing. However, there can be no assurance that we will be able to obtain financing if and when it is needed or that it will be available on terms that we deem acceptable. As a result, we may be unable to pursue our acquisition strategy successfully, which may prevent us from achieving our growth objectives.

We have an amount of debt which may be considered significant for a company of our size which could adversely affect our financial condition and our ability to react to changes in our business.

As of December 31, 2021, we had an aggregate principal amount of debt outstanding of approximately $21.9 million.

We believe this is an amount of indebtedness which may be considered significant for a company of our size and current revenue base.

Our substantial debt could have important consequences to us. For example, it could:

●	make it more difficult for us to satisfy our obligations to the holders of our outstanding debt, resulting in possible defaults on and acceleration of such indebtedness;
●	require us to dedicate a substantial portion of our cash flows from operations to make payments on our debt, which would reduce the availability of our cash flows from operations to fund working capital, capital expenditures or other general corporate purposes;
●	increase our vulnerability to general adverse economic and industry conditions, including interest rate fluctuations;
●	place us at a competitive disadvantage to our competitors with proportionately less debt for their size;
●	limit our ability to refinance our existing indebtedness or borrow additional funds in the future;
●	limit our flexibility in planning for, or reacting to, changing conditions in our business; and
●	limit our ability to react to competitive pressures or make it difficult for us to carry out capital spending that is necessary or important to our growth strategy.

Any of the foregoing impacts of our substantial indebtedness could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to generate sufficient cash to service all of our debt or refinance our obligations and may be forced to take other actions to satisfy our obligations under such indebtedness, which may not be successful.

Our ability to make scheduled payments on our indebtedness or to refinance our obligations under our debt agreements, will depend on our financial and operating performance, which, in turn, will be subject to prevailing economic and competitive conditions and to the financial and business risk factors we face as described in this section, many of which may be beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures or planned growth objectives, seek to obtain additional equity capital or restructure our indebtedness. In the future, our cash flows and capital resources may not be sufficient for payments of interest on and principal of our debt, and such alternative measures may not be successful and may not permit us to meet scheduled debt service obligations. In addition, the recent worldwide credit crisis could make it more difficult for us to refinance our indebtedness on favorable terms, or at all.

In the absence of such operating results and resources, we may be required to dispose of material assets to meet our debt service obligations. We may not be able to consummate those sales, or, if we do, we will not control the timing of the sales or whether the proceeds that we realize will be adequate to meet debt service obligations when due.

For example, as of December 31, 2021, we owed our senior secured lender approximately $6.0 million that is due on the scheduled maturity date of December 31, 2022. Our credit agreement contains negative covenants that, subject to significant exceptions limit our ability, among other things to make restricted payments, pledge assets as security, make investments, loans, advances, guarantees and acquisitions, or undergo other fundamental changes. A breach of any of these covenants could result in a default under the credit facility and permit the lender to cease making loans to us. If for whatever reason we have insufficient liquidity to make scheduled payments under our credit facility or to repay such indebtedness by the schedule maturity date, we would seek the consent of our senior lender to modify such terms. Although our senior lender has previously agreed to seven prior modifications of our credit agreement, there is no assurance that it will agree to any such modification and could then declare an event of default. Upon the occurrence of an event of default under this agreement, the lender could elect to declare all amounts outstanding thereunder to be immediately due and payable. We have pledged all of  our assets as collateral under our credit facility. If the lender accelerates the repayment of borrowings, we may not have sufficient assets to repay them and we could experience a material adverse effect on our financial condition and results of operations.

Our results of operations could be adversely affected as a result of asset impairments.

Our results of operations and financial condition could be adversely affected by impairments to goodwill, other intangible assets, receivables, long-lived assets or investments. For example, when we acquire a business, we record goodwill in an amount equal to the amount we paid for the business minus the fair value of the net tangible assets and other identifiable intangible assets of the acquired business. Goodwill and other intangible assets that have indefinite useful lives cannot be amortized, but instead must be tested at least annually for impairment. As a result of our acquisitions of Stateside, H&J and Bailey our goodwill and intangible assets as of December 31, 2021 were $18.2 million and $12.8 million, respectively.  Any future impairments, including impairments of goodwill, intangible assets, long- lived assets or investments, could have a material adverse effect on our financial condition and results of operations for the period in which the impairment is recognized.

If we fail to effectively manage our growth, our business, financial condition and operating results could be harmed.

We have grown and expect to continue to grow rapidly and to effectively manage our growth, we must continue to implement our operational plans and strategies, improve our business processes, improve and expand our infrastructure of people and information systems, and expand, train and manage our employee base. Since our inception and as a result of our acquisitions, we have rapidly increased our employee headcount across our organization to support the growth of our business. To support continued growth, we must effectively integrate, develop and motivate a large number of new employees while maintaining our corporate culture. We face significant competition for personnel. To attract top talent, we have had to offer, and expect to continue to offer, competitive compensation and benefits packages before we can validate the productivity of new employees. We may also need to increase our employee compensation levels to remain competitive in attracting and retaining talented employees. The risks associated with a rapidly growing workforce will be particularly acute as we choose to expand into new merchandise categories and internationally. Additionally, we may not be able to hire new employees quickly enough to meet our needs.  If we fail to effectively manage our hiring needs or successfully integrate new hires, our efficiency, our ability to meet forecasts and our employee morale, productivity and retention could suffer, which may have an adverse effect on our business, financial condition and operating results.

We are also required to manage numerous relationships with various vendors and other third parties.

Further growth of our operations, vendor base, fulfillment center, information technology systems or internal controls and procedures may not be adequate to support our operations. If we are unable to manage the growth of our organization effectively, our business, financial condition and operating results may be adversely affected.

If we are unable to anticipate and respond to changing customer preferences and shifts in fashion and industry trends in a timely manner, our business, financial condition and operating results could be harmed.

Our success largely depends on our ability to consistently gauge tastes and trends and provide a diverse and balanced assortment of merchandise that satisfies customer demands in a timely manner. Our ability to accurately forecast demand for our products could be affected by many factors, including an increase or decrease in demand for our products or for products of our competitors, our failure to accurately forecast acceptance of new products, product introductions by competitors, unanticipated changes in general market conditions, and weakening of economic conditions or consumer confidence in future economic conditions. We typically enter into agreements to manufacture and purchase our merchandise in advance of the applicable selling season and our failure to anticipate, identify or react appropriately, or in a timely manner to changes in customer preferences, tastes and trends or economic conditions could lead to, among other things, missed opportunities, excess inventory or inventory shortages, markdowns and write-offs, all of which could negatively impact our profitability and have a material adverse effect on our business, financial condition and operating results. Failure to respond to changing customer preferences and fashion trends could also negatively impact the image of our brands with our customers and result in diminished brand loyalty.

Our business depends on our ability to maintain a strong portfolio of brands and engaged customers. We may not be able to maintain and enhance our existing brand portfolio if we receive customer complaints, negative publicity or otherwise fail to live up to consumers’ expectations, which could materially adversely affect our business, operating results and growth prospects.

Our ability to acquire or offer new brands and maintain and enhance the appeal of our existing brands is critical to expanding our base of customers. A significant portion of our customers’ experience depends on third parties outside of our control, including vendors, suppliers and logistics providers such as FedEx, UPS and the U.S. Postal Service. If these third parties do not meet our or our customers’

expectations, including timely delivery of our products, or if they increase their rates, our business may suffer irreparable damage or our costs may increase. Also, if we fail to promote and maintain our brands, or if we incur excessive expenses in this effort, our business, operating results and financial condition may be materially adversely affected. We anticipate that as our market becomes increasingly competitive, our ability to acquire or offer new brands and to maintain and enhance our existing brands may become increasingly difficult and expensive and will depend largely on our ability to provide high quality products to our customers and a reliable, trustworthy and profitable sales channel to our vendors, which we may not do successfully.

Customer complaints or negative publicity about our sites, products, product delivery times, customer data handling and security practices or customer support, especially on blogs, social media websites and our sites, could rapidly and severely diminish consumer use of our sites and consumer and supplier confidence in us and result in harm to our brands.

An economic downturn or economic uncertainty in the United States may adversely affect consumer discretionary spending and demand for our products.

Our operating results are affected by the relative condition of the United States economy as many of our products may be considered discretionary items for consumers. Our customers may reduce their spending and purchases due to job loss or fear of job loss, foreclosures, bankruptcies, higher consumer debt and interest rates, reduced access to credit, falling home prices, increased taxes, and/or lower consumer confidence. Consumer demand for our products may not reach our targets, or may decline, when there is an economic downturn or economic uncertainty. Current, recent past, and future conditions may also adversely affect our pricing and liquidation strategy; promotional activities, product liquidation, and decreased demand for consumer products could affect profitability and margins. Any of the foregoing factors could have a material adverse effect on our business, results of operations, and financial condition.

Additionally, many of the effects and consequences of U.S. and global financial and economic conditions could potentially have a material adverse effect on our liquidity and capital resources, including the ability to raise additional capital, if needed, or could otherwise negatively affect our business and financial results. For example, global economic conditions may also adversely affect our suppliers’ access to capital and liquidity with which to maintain their inventory, production levels, and product quality and to operate their businesses, all of which could adversely affect our supply chain. Market instability could make it more difficult for us and our suppliers to accurately forecast future product demand trends, which could cause us to carry too much or too little merchandise in various product categories.

We operate in highly competitive markets and the size and resources of some of our competitors may allow them to compete more effectively than we can, resulting in a loss of our market share and a decrease in our net revenue.

The markets in which we compete are highly competitive. Competition may result in pricing pressures, reduced profit margins or lost market share, or a failure to grow or maintain our market share, any of which could substantially harm our business and results of operations. We compete directly against wholesalers and direct retailers of apparel, including large, diversified apparel companies with substantial market share and strong worldwide brand recognition. Many of our competitors, including Vince, James Perse, Rag & Bone, Madewell, AG, FRAME, All Saints, Zegna and Ralph Lauren, have significant competitive advantages, including longer operating histories, larger and broader customer bases, more established relationships with a broader set of suppliers, greater brand recognition and greater financial, research and development, marketing, distribution, and other resources than we do.

As a result, these competitors may be better equipped than we are to influence consumer preferences or otherwise increase their market share by:

●	quickly adapting to changes in customer requirements or consumer preferences;
●	discounting excess inventory that has been written down or written off;
●	devoting resources to the marketing and sale of their products, including significant advertising campaigns, media placement, partnerships and product endorsement; and
●	engaging in lengthy and costly intellectual property and other disputes.

Our inability to compete successfully against our competitors and maintain our gross margin could have a material adverse effect on our business, financial condition and results of operations.

Use of social media and influencers may materially and adversely affect our reputation or subject us to fines or other penalties.

We use third-party social media platforms as, among other things, marketing tools. We also maintain relationships with many social media influencers and engage in sponsorship initiatives. As existing e-commerce and social media platforms continue to rapidly evolve and new platforms develop, we must continue to maintain a presence on these platforms and establish presences on new or emerging popular social media platforms. If we are unable to cost-effectively use social media platforms as marketing tools or if the social media platforms we use change their policies or algorithms, we may not be able to fully optimize such platforms, and our ability to maintain and acquire customers and our financial condition may suffer.

Furthermore, as laws and regulations and public opinion rapidly evolve to govern the use of these platforms and devices, the failure by us, our employees, our network of social media influencers, our sponsors or third parties acting at our direction to abide by applicable laws and regulations in the use of these platforms and devices or otherwise could subject us to regulatory investigations, class action lawsuits, liability, fines or other penalties and have a material adverse effect on our business, financial condition and operating results.

In addition, an increase in the use of social media for product promotion and marketing may cause an increase in the burden on us to monitor compliance of such materials, and increase the risk that such materials could contain problematic product or marketing claims in violation of applicable regulations. For example, in some cases, the FTC has sought enforcement action where an endorsement has failed to clearly and conspicuously disclose a financial relationship or material connection between an influencer and an advertiser.

We do not prescribe what our influencers post, and if we were held responsible for the content of their posts or their actions, we could be fined or forced to alter our practices, which could have an adverse impact on our business.

Negative commentary regarding us, our products or influencers and other third parties who are affiliated with us may also be posted on social media platforms and may be adverse to our reputation or business. Influencers with whom we maintain relationships could engage in behavior or use their platforms to communicate directly with our customers in a manner that reflects poorly on our brand and may be attributed to us or otherwise adversely affect us. It is not possible to prevent such behavior, and the precautions we take to detect this activity may not be effective in all cases. Our target consumers often value readily available information and often act on such information without further investigation and without regard to its accuracy. The harm may be immediate, without affording us an opportunity for redress or correction.

If we fail to retain existing customers, or fail to maintain average order value levels, we may not be able to maintain our revenue base and margins, which would have a material adverse effect on our business and operating results.

A significant portion of our net sales are generated from sales to existing customers. If existing customers no longer find our offerings appealing, or if we are unable to timely update our offerings to meet current trends and customer demands, our existing customers may make fewer or smaller purchases in the future. A decrease in the number of our customers who make repeat purchases or a decrease in their spending on the merchandise we offer could negatively impact our operating results. Further, we believe that our future success will depend in part on our ability to increase sales to our existing customers over time, and if we are unable to do so, our business may suffer. If we fail to generate repeat purchases or maintain high levels of customer engagement and average order value, our growth prospects, operating results and financial condition could be materially adversely affected.

We purchase inventory in anticipation of sales, and if we are unable to manage our inventory effectively, our operating results could be adversely affected.

Our business requires us to manage a large volume of inventory effectively. We regularly add new apparel, accessories and beauty styles to our sites, and we depend on our forecasts of demand for and popularity of various products to make purchase decisions and to manage our inventory of stock- keeping units, or SKUs. Demand for products, however, can change significantly between the time inventory is ordered and the date of sale. Demand may be affected by seasonality, new product launches, rapid changes in product cycles and pricing, product defects, promotions, changes in consumer spending patterns, changes in consumer tastes with respect to our products and other factors, and our consumers may not purchase products in the quantities that we expect.

It may be difficult to accurately forecast demand and determine appropriate levels of product. We generally do not have the right to return unsold products to our suppliers. If we fail to manage our inventory effectively or negotiate favorable credit terms with third-party suppliers, we may be subject to a heightened risk of inventory obsolescence, a decline in inventory values, and significant inventory write-downs or write-offs. In addition, if we are required to lower sale prices in order to reduce inventory level or to pay higher prices to our suppliers, our profit margins might be negatively affected. Any failure to manage owned brand expansion or accurately forecast demand for owned brands could adversely affect growth, margins and inventory levels. In addition, our ability to meet customer demand has been and may be in the future negatively impacted by disruptions in the supply chain from a number of factors, including, for example, the COVID-19 coronavirus outbreak in China. The COVID-19 coronavirus has and is expected to continue to impact our supply chain and may delay or prevent the manufacturing or transport of product. Any of the above may materially and adversely affect our business, financial condition and operating results.

Merchandise returns could harm our business.

We allow our customers to return products, subject to our return policy. If the rate of merchandise returns increases significantly or if merchandise return economics become less efficient, our business, financial condition and operating results could be harmed. Further, we modify our policies relating to returns from time to time, which may result in customer dissatisfaction or an increase in the number of product returns. From time to time our products are damaged in transit, which can increase return rates and harm our brands.

We rely on third-party suppliers and manufacturers to provide raw materials for and to produce our products, and we have limited control over these suppliers and manufacturers and may not be able to obtain quality products on a timely basis or in sufficient quantity.

We rely on third-party suppliers primarily located outside of the United States to provide raw materials for our products. In addition, we do not own or operate any manufacturing facilities and rely solely on unaffiliated manufacturers primarily located outside the United States to manufacture our products. Increases in the costs of labor and other costs of doing business in these countries could significantly increase our costs to produce our products and could have a negative impact on our operations, net revenue, and earnings. In addition, certain of our manufacturers are subject to government regulations related to wage rates, and therefore the labor costs to produce our products may fluctuate. Factors that could negatively affect our business include a potential significant revaluation of the currencies used in these countries, which may result in an increase in the cost of producing products, labor shortages and stoppages and increases in labor costs, and difficulties in moving products manufactured out of the countries in which they are manufactured and through the ports in North America, whether due to port congestion, labor disputes, product regulations and/or inspections or other factors, and natural disasters or health pandemics. A labor strike or other transportation disruption affecting these ports could significantly disrupt our business. In addition, the imposition of trade sanctions or other regulations against products imported by us from, or the loss of “normal trade relations” status with any country in which our products are manufactured, could significantly increase our cost of products and harm our business. We may also experience increased costs in raw goods, transportation and labor. Additionally, we are also subject to global supply chain disruptions, which may include longer lead times for raw fabrics, inbound shipping and longer production times.

Supply chain issues have specifically impacted the following for our brands:

●	Increased costs in raw materials from fabric prices, which have increased 10% to 100% depending on the fabric, the time of year, and the origin of the fabric, as well as where the fabric is being shipped;
●	Increased cost per kilo to ship via sea or air, which has increased from 25% to 300% depending on the time of year and from the country we are shipping from;
●	Increased transit time via sea or air, which have increased by two weeks to two months; and
●	Increased labor costs for producing the finished goods, which have increased 5% to 25% depending on the country and the labor skill required to produce the goods.

The operations of our suppliers can be subject to additional risks beyond our control, including shipping delays, labor disputes, trade restrictions, tariffs and embargos, or any other change in local conditions. We may experience a significant disruption in the supply of fabrics or raw materials from current sources or, in the event of a disruption, we may be unable to locate alternative materials suppliers of comparable quality at an acceptable price, or at all. We do not have any long-term supply contracts in place with any of our suppliers and we compete with other companies, including many of our competitors, for fabrics, raw materials, production and import quota capacity. We have occasionally received, and may in the future receive, shipments of products that fail to comply with our specifications or that fail to conform to our quality control standards. We have also received, and may in the future receive, products that are otherwise unacceptable to us or our customers. Under these circumstances, we may incur substantial expense to remedy the problems and may be required to obtain replacement products. If we fail to remedy any such problem in a timely manner, we risk the loss of net revenue resulting from the inability to sell those products and related increased administrative and shipping costs. Additionally, if the unacceptability of our products is not discovered until after such products are purchased by our customers, our customers could lose confidence in our products or we could face a product recall. In such an event our brand reputation may be negatively impacted which could negatively impact our results of operations.

These and other factors beyond our control could result in our third-party suppliers and manufacturers being unable to fill our orders in a timely manner. If we experience significant increased demand, or we lose or need to replace an existing third- party supplier and manufacturer as a result of adverse economic conditions or other reasons, we may not be able to secure additional manufacturing capacity when required or on terms that are acceptable to us, or at all, or manufacturers may not be able to allocate sufficient capacity to us in order to meet our requirements. In addition, even if we are able to find new third-party suppliers or manufacturers, we may encounter delays in production and added costs as a result of the time it takes to train our manufacturers on our methods, products and quality control standards. Moreover, it is possible that we will experience defects, errors, or other problems with their work that will materially affect our operations and we may have little or no recourse to recover damages for these losses. Any delays, interruption or increased costs in the supply of fabric or manufacture of our products could have an adverse effect on our ability to meet retail customer and consumer demand for our products and result in lower net revenues and net income both in the short and long term.

In addition to the foregoing, H&J depends on two primary suppliers located in China and Turkey for the substantial portion of raw materials used in its products and the manufacture of these products, which makes it vulnerable to a disruption in the supply of its products. As a result, termination of these supply arrangements, an adverse change in the financial condition of these suppliers or an adverse change in their ability to manufacture and/or deliver desired products on a timely basis each could have a material adverse effect on the business, financial condition and results of operations of H&J and us.

Our sales and gross margins may decline as a result of increasing product costs and decreasing selling prices.

The fabrics used in our products include synthetic fabrics whose raw materials include petroleum-based products, as well as natural fibers such as cotton. Significant price fluctuations or shortages in petroleum or other raw materials can materially adversely affect our cost of net revenues.

In addition, the United States and the countries in which our products are produced or sold internationally have imposed and may impose additional quotas, duties, tariffs, or other restrictions or regulations, or may adversely adjust prevailing quota, duty or tariff levels. Countries impose, modify and remove tariffs and other trade restrictions in response to a diverse array of factors, including global and national economic and political conditions, which make it impossible for us to predict future developments regarding tariffs and other trade restrictions. Trade restrictions, including tariffs, quotas, embargoes, safeguards, and customs restrictions, could increase the cost or reduce the supply of products available to us or may require us to modify our supply chain organization or other current business practices, any of which could harm our business, financial condition and results of operations.

Our operations are currently dependent on a single warehouse and distribution center, and the loss of, or disruption in, the warehouse and distribution center and other factors affecting the distribution of merchandise could have a material adverse effect on our business and operations.

Our warehouse and fulfillment/distribution functions are currently primarily handled from a single facility in Vernon, California. Our current fulfillment/distribution operations are dependent on the continued use of this facility. Any significant interruption in the operation of the warehouse and fulfillment/ distribution center due to COVID-19 restrictions, natural disasters, accidents, system issues or failures, or other unforeseen causes that materially impair our ability to access or use our facility, could delay or impair the ability to distribute merchandise and fulfill online orders, which could cause sales to decline.

We also depend upon third-party carriers for shipment of a significant amount of merchandise directly to our customers. An interruption in service by these third-party carriers for any reason could cause temporary disruptions in business, a loss of sales and profits, and other material adverse effects.

Our sales and gross margins may decline as a result of increasing freight costs.

Freight costs are impacted by changes in fuel prices through surcharges, among other factors. Fuel prices and surcharges affect freight costs both on inbound freight from suppliers to the distribution center as well as outbound freight from the distribution center to stores/shops, supplier returns and third-party liquidators, and shipments of product to customers. The cost of transporting our products for distribution and sale is also subject to fluctuation due in large part to the price of oil. Because most of our products are manufactured abroad, our products must be transported by third parties over large geographical distances and an increase in the price of oil can significantly increase costs. Manufacturing delays or unexpected transportation delays can also cause us to rely more heavily on airfreight to achieve timely delivery to our customers, which significantly increases freight costs. Increases in fuel prices, surcharges, and other potential factors may increase freight costs. Any of these fluctuations may increase our cost of products and have an adverse effect on our margins, results of operations and financial condition.

Increases in labor costs, including wages, could adversely affect our business, financial condition and results of operations.

Labor is a significant portion of our cost structure and is subject to many external factors, including unemployment levels, prevailing wage rates, minimum wage laws, potential collective bargaining arrangements, health insurance costs and other insurance costs and changes in employment and labor legislation or other  workplace regulation. From time to time, legislative proposals are made to increase the federal minimum wage in the United States, as well as the minimum wage in California and a number of other states and municipalities, and to reform entitlement programs, such as health insurance and paid leave programs. As minimum wage rates increase or related laws and regulations change, we may need to increase not only the wage rates of our minimum wage employees, but also the wages paid to our other hourly or salaried employees. Any increase in the cost of our labor could have an adverse effect on our business, financial condition and results of operations or if we fail to pay such higher wages we could suffer increased employee turnover. Increases in labor costs could force us to increase prices, which could adversely impact our sales.

If competitive pressures or other factors prevent us from offsetting increased labor costs by increases in prices, our profitability may decline and could have a material adverse effect on our business, financial condition and results of operations.

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information, and financial and other personally identifiable information of our customers and employees. The secure processing, maintenance, and transmission of this information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance, or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost, or stolen. Advanced attacks are multi-staged, unfold over time, and utilize a range of attack vectors with military-grade cyber weapons and proven techniques, such as spear phishing and social engineering, leaving organizations and users at high risk of being compromised. The vast majority of data breaches, whether conducted by a cyber attacker from inside or outside of the organization, involve the misappropriation of digital identities and user credentials. These credentials are used to gain legitimate access to sensitive systems and high-value personal and corporate data. Many large, well-known organizations have been subject to cyber-attacks that exploited the identity vector, demonstrating that even organizations with significant resources and security expertise have challenges securing their identities. Any such access, disclosure, or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, a disruption of our operations, damage to our reputation, or a loss of confidence in our business, any of which could adversely affect our business, revenues, and competitive position.

Our future success depends on our key executive officers and our ability to attract, retain, and motivate qualified personnel.

Our future success largely depends upon the continued services of our executive officers and management team, especially our Chief Executive Officer and President, Mr. John “Hil” Davis. If one or more of our executive officers are unable or unwilling to continue in their present positions, we may not be able to replace them readily, if at all. Additionally, we may incur additional expenses to recruit and retain new executive officers. If any of our executive officers joins a competitor or forms a competing company, we may lose some or all of our customers. Finally, we do not maintain “key person” life insurance on any of our executive officers. Because of these factors, the loss of the services of any of these key persons could adversely affect our business, financial condition, and results of operations, and thereby an investment in our stock.

In addition, our continuing ability to attract and retain highly qualified personnel, especially employees with experience in the fashion and fitness industries, will also be critical to our success because we will need to hire and retain additional personnel as our business grows. There can be no assurance that we will be  able to attract or retain highly qualified personnel. We face significant competition for skilled personnel in our industries. This competition may make it more difficult and expensive to attract, hire, and retain qualified managers and employees. Because of these factors, we may not be able to effectively manage or grow our business, which could adversely affect our financial condition or business. As a result, the value of your investment could be significantly reduced or completely lost.

If we cannot successfully protect our intellectual property, our business could suffer.

We rely on a combination of intellectual property rights, contractual protections and other practices to protect our brand, proprietary information, technologies and processes. We primarily rely on copyright and trade secret laws to protect our proprietary technologies and processes, including the algorithms we use throughout our business. Others may independently develop the same or similar technologies and processes, or may improperly acquire and use information about our technologies and processes, which may allow them to provide a service similar to ours, which could harm our competitive position. Our principal trademark assets include the registered trademarks “DSTLD”, “Bailey 44”, “ACE  STUDIOS” and “STATESIDE”   and our logos and taglines. Our trademarks are valuable assets that support our brand and consumers’ perception of our services and merchandise. We also hold the rights to the “www.digitalbrandsgroup.co”, www.dstld.com, “www.bailey44.com”, and www.harperandjones.com. Internet domain name and various related domain names, which are subject to Internet regulatory bodies and trademark and other related laws of each applicable jurisdiction. If we are unable to protect our trademarks or domain names, our brand recognition and reputation would suffer, we would incur significant expense establishing new brands and our operating results would be adversely impacted. Further, to the extent we pursue patent protection for our innovations, patents we may apply for may not issue, and patents that do issue or that we acquire may not provide us with any competitive advantages or may be challenged by third parties. There can be no assurance that any patents we obtain will adequately protect our inventions or survive a legal challenge, as the legal standards relating to the validity, enforceability and scope of protection of patent and other intellectual property rights are uncertain. We may be required to spend significant resources to monitor and protect our intellectual property rights, and the efforts we take to protect our proprietary rights may not be sufficient.

If the technology-based systems that give our customers the ability to shop with us online do not function effectively, our operating results could be materially adversely affected.

A substantial number of our customers currently shop with us through our e-commerce website and mobile application. Increasingly, customers are using tablets and smart phones to shop online with us and with our competitors and to do comparison shopping. Any failure on our part to provide an attractive, effective, reliable, user-friendly e-commerce platform that offers a wide assortment of merchandise with rapid delivery options and that continually meet the changing expectations of online shoppers could place us at a competitive disadvantage, result in the loss of sales, harm our reputation with customers, and could have a material adverse impact on our business and results of operations.

Organizations face growing regulatory and compliance requirements.

New and evolving regulations and compliance standards for cyber security, data protection, privacy, and internal IT controls are often created in response to the tide of cyber-attacks and will increasingly impact organizations. Existing regulatory standards require that organizations implement internal controls for user access to applications and data. In addition, data breaches are driving a new wave of regulation with stricter enforcement and higher penalties. Regulatory and policy-driven obligations require expensive and time-consuming compliance measures. The fear of non-compliance, failed audits, and material findings has pushed organizations to spend more to ensure they are in compliance, often resulting in costly, one-off implementations to mitigate potential fines or reputational damage. Any substantial costs associated with failing to meet regulatory requirements, combined with the risk of fallout from security breaches, could have a material adverse effect on our business and brand.

Our failure to comply with trade and other regulations could lead to investigations or actions by government regulators and negative publicity.

The labeling, distribution, importation, marketing and sale of our products are subject to extensive regulation by various federal agencies, including the Federal Trade Commission, Consumer Product Safety Commission and state attorneys general in the U.S., as well as by various other federal, state, provincial, local and international regulatory authorities in the locations in which our products are distributed or sold. If we fail to comply with those regulations, we could become subject to significant penalties or claims or be required to recall products, which could negatively impact our results of operations and disrupt our ability to conduct our business, as well as damage our brand image with consumers. In addition, the adoption of new regulations or changes in the interpretation of existing regulations may result in significant unanticipated compliance costs or discontinuation of product sales and may impair the marketing of our products, resulting in significant loss of net revenues.

Any international operations are also subject to compliance with the U.S. Foreign Corrupt Practices Act, or FCPA, and other anti-bribery laws applicable to our operations. Although we have policies and procedures to address compliance with the FCPA and similar laws, there can be no assurance that all of our employees, agents and other partners will not take actions in violations of our policies. Any such violation could subject us to sanctions or other penalties that could negatively affect our reputation, business and operating results.

Our business is affected by seasonality.

Our business is affected by the general seasonal trends common to the retail apparel industry. This seasonality may adversely affect our business and cause our results of operations to fluctuate, and, as a result, we believe that comparisons of our operating results between different quarters within a single fiscal year are not necessarily meaningful and that results of operations in any period should not be considered indicative of the results to be expected for any future period.

Risks Related to tour Common Stock

The price of our common stock has in the past and may in the future fluctuate substantially.

The market price of our common stock has in the past and could in the future be extremely volatile. From  May 2021 to March 31, 2022, the high and low prices of our common stock as quoted on the NasdaqCM was $8.80 and $0.91, respectively. The future market price of our common stock may be significantly affected by factors, such as:

●	market conditions affecting the apparel industries;
●	quarterly variations in our results of operations;
●	changes in government regulations;
●	the announcement of acquisitions by us or our competitors;
●	changes in general economic and political conditions;
●	volatility in the financial markets;
●	results of our operations and the operations of others in our industry;
●	changes in interest rates;

●	threatened or actual litigation and government investigations;
●	the addition or departure of key personnel;
●	actions taken by our stockholders, including the sale or disposition of their shares of our common stock; and
●	differences between our actual financial and operating results and those expected by investors and analysts and changes in analysts’ recommendations or projections.

These and other factors may lower the market price of our common stock, regardless of our actual operating performance.

Furthermore, in recent years the stock market has experienced significant price and volume fluctuations. This volatility has had a significant impact on the market price of securities issued by many companies. The changes frequently appear to occur without regard to the operating performance of the affected companies. Hence, the price of our common stock could fluctuate based upon factors that have little or nothing to do with us, and these fluctuations could materially reduce the price of our common stock.

In the past, securities class action litigation often has been instituted against companies following periods of volatility in the market price of their securities. This type of litigation, if directed at us, could result in substantial costs and a diversion of management’s attention and resources.

If we are not able to comply with the applicable continued listing requirements or standards of NasdaqCM, NasdaqCM could delist our common stock.

Our common stock is listed on the NasdaqCM. In order to maintain that listing, we must satisfy minimum financial and other continued listing requirements and standards, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, minimum share price, and certain corporate governance requirements. There can be no assurances that we will be able to comply with the applicable listing standards. If NasdaqCM were to delist our common stock or warrants, it would be more difficult for our stockholders to dispose of our common stock or warrants and more difficult to obtain accurate price quotations on our common stock or warrants. Our ability to issue additional securities for financing or other purposes, or otherwise to arrange for any financing we may need in the future, may also be materially and adversely affected if our common stock or warrants are not listed on a national securities exchange.

If we are unable to implement and maintain effective internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, which could adversely affect the market price of our common stock.

We are not currently required to comply with Section 404 of the Sarbanes-Oxley Act, and are therefore not required to make an assessment of the effectiveness of our internal control over financial reporting for that purpose. We have identified material weaknesses in our internal control over financial reporting. These material weaknesses relate to the fact that we do not maintain a comprehensive policies and procedures manual designed to establish internal controls over financial reporting to reduce the risk of publishing materially misstated financial statements, as well as define responsibilities and segregate incompatible duties to reduce the risk of unauthorized transactions.

We are in the process of taking steps intended to remedy these material weaknesses, and we will not be able to fully address these material weaknesses until these steps have been completed. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Controls and Procedures” for information regarding our remediation efforts.

As a public company, we are required to maintain internal control over financial reporting and to   report any material weaknesses in such internal controls. A material weakness is defined in the standards established by the Public Company Accounting Oversight Board (United States) as a deficiency, or an acquisition of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In addition, we will be required to furnish a report by management on the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, at the time of our second annual report on Form 10-K, which will be for our year ending December 31, 2022. We intend to begin the process of designing, implementing and testing the internal control over financial reporting required to comply with this obligation, which process is time consuming, costly and complex. If we fail to increase and maintain the number and expertise of our staff for our accounting and finance functions and to improve and maintain internal control over financial reporting adequate to meet the demands that will be placed upon us as a public company, including the requirements of the Sarbanes-Oxley Act of 2002, or the Sarbanes- Oxley Act, we may be unable to report our financial results accurately and prevent fraud. In addition, we cannot be certain that any such steps we undertake will successfully remediate the material weaknesses or that other material weaknesses and control deficiencies will not be discovered in the future. If our remediation efforts are not successful or other material weaknesses or control deficiencies occur in the future, we may be unable to report our financial results accurately or on a timely basis, which could cause our reported financial results to be materially misstated and result in the loss of investor confidence or delisting and cause our stock price to decline. As a result of such failures, we could also become subject to investigations by NasdaqCM, the SEC, or other regulatory authorities, and become subject to litigation from investors and stockholders, any of which could harm our reputation and financial condition, and divert financial and management resources. Even if  we  are able to report our consolidated financial statements accurately and timely, if we do not make all the necessary improvements to address the material weaknesses, continued disclosure of our material weaknesses will be required in future filings with the SEC, which could reduce investor confidence in our reported results and our cause our stock price to decline.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act of 1933, as amended (the “Securities Act”), and as a result of the reduced disclosure and governance requirements applicable to emerging growth companies and smaller reporting companies, our common stock may be less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an emerging growth company, as defined in the JOBS Act, and we are eligible to take advantage of  certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies. Those exemptions include, but are not limited to, a requirement to present only two years of audited financial statements, an exemption from the auditor attestation requirement of Section 404 of the Sarbanes-Oxley Act, reduced disclosure about executive compensation arrangements in our periodic reports and proxy statements, and no requirement to seek non-binding advisory votes on executive compensation or golden parachute arrangements. We have elected to adopt these reduced disclosure requirements. We may take advantage of these provisions until we are no longer an emerging growth company.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year following the fifth anniversary of the completion of our most recent offering, (b) in which we have total annual gross revenue of at least $1.0 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior December 31st, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. We cannot predict if investors will find our common stock less attractive as a result of our taking advantage of these exemptions. If some investors find our common stock less attractive as a result of  our choices, there may be a less active trading market for our common stock and our stock price may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non- emerging growth companies but any such election to opt out is irrevocable. We  have elected not to opt out  of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new  or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, reduced disclosure obligations regarding executive compensation. Furthermore, as long as we are neither a “large accelerated filer” nor an “accelerated filer,” as a smaller reporting company, we would not be required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Our officers and directors and principal stockholders and their affiliates will exercise significant control over us.

Our executive officers and directors and principal stockholders beneficially own, in the aggregate, approximately 22.0% of our outstanding common stock. As a result, these stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could delay or prevent someone from acquiring or merging with us. These stockholders may have interests that  are different from yours.

Provisions in our sixth amended and restated certificate of incorporation and bylaws and under Delaware law could discourage a takeover that stockholders may consider favorable.

Our sixth amended and restated certificate of incorporation and amended and restated bylaws may discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable because they, among other things:

●	establish a supermajority voting requirement of at least 662∕3% of the outstanding voting stock in order to amend certain provisions in our sixth amended and restated certificate of incorporation, which makes it more difficult for stockholders to eliminate anti- takeover provisions;
●	eliminate stockholder-initiated action by written consent in lieu of a meeting, which hampers the ability of stockholders to take action during the interim periods between annual meetings of stockholders; and
●	require the written request of stockholders holding an aggregate of 25% of shares of our common stock in order for stockholders to call a special meeting, which together with the elimination of stockholder action by written consent described above, makes it very difficult for stockholders to take action during the interim periods between annual meetings of stockholders.

As a Delaware corporation, we are also subject to the Delaware anti-takeover provisions contained in Section 203 of the Delaware General Corporation Law. Under Delaware law, a corporation may not engage in a business acquisition with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other things, the board of directors has approved the transaction. Our board of directors could rely on this provision to prevent or delay an acquisition of us.

Our sixth amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

Our sixth amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if and only if the Court of Chancery of the State of Delaware lacks subject matter jurisdiction, any state court located within the State of Delaware or, if and only if all such state courts lack subject matter jurisdiction, the federal district court for the District of Delaware) shall be the sole and exclusive forum for the following types of actions or proceedings under Delaware statutory or common law:

●	any derivative action or proceeding brought on our behalf;
●	any action asserting a breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders;
●	any action asserting a claim against us or our directors, officers or other employees arising under the Delaware General Corporation Law, our sixth amended and restated certificate of incorporation or our bylaws;

●	any action or proceeding to interpret, apply, enforce or determine the validity of our sixth amended and restated certificate of incorporation or our bylaws;
●	any action or proceeding as to which the Delaware General Corporation Law confers jurisdiction to the Court of Chancery of the State of Delaware; or
●	any action asserting a claim against us or our directors, officers or other employees that is governed by the “internal affairs doctrine” as that term is defined in Section 115 of the Delaware General Corporation Law,

Our sixth amended and restated certificate of incorporation further provides that unless the Company consents in writing to the selection of an alternative forum, the U.S. federal district courts have exclusive jurisdiction of the resolution of any complaint asserting a cause of action arising under the Securities Act. The enforceability of similar exclusive federal forum provisions in other companies’ organizational documents has been challenged in legal proceedings, and while the Delaware Supreme Court has ruled that this type of exclusive federal forum provision is facially valid under Delaware law, there is uncertainty as to whether other courts would enforce such provisions and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder.

This exclusive forum provision does not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction.

Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock will be deemed to have notice of and to have consented to this exclusive forum provision of our sixth amended and restated certificate of incorporation. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find this choice of forum provision in our sixth amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions. Additional costs associated with resolving an action in other jurisdictions could materially adversely affect our business, financial condition and results of operations.

We may be required to issue additional shares of our common stock further to agreements whereby we acquired each of Bailey and H&J. Any such additional issuances would result in additional dilution to our stockholders.

Further to the acquisitions of  Bailey and H&J, we agreed that if, at May 18, 2022, the one year anniversary of the closing date of our initial public offering, the product of the number of shares of our common stock issued at the closing of such acquisitions multiplied by the average closing price per share of our shares of common stock as quoted on the NasdaqCM for the thirty (30) day trading period immediately preceding such date plus the gross proceeds, if any, of shares of our stock issued to such sellers and sold by them during the one year period from the closing date of the offering does not exceed the sum of $11.1 million or $9.1 million, respectively, less the value of any shares of common stock cancelled further to any indemnification claims or post-closing adjustments under the acquisition agreements, then we shall issue to the subject sellers an additional aggregate number of shares of common stock equal to any such valuation shortfall at a per share price equal to the then closing price per share of our common stock as quoted on the NasdaqCM. Although we have agreed that concurrently we will cause a number of  shares of common stock or common stock equivalents held by certain of our affiliated stockholders prior to the offering to be cancelled in an equivalent dollar amount as any such valuation shortfalls on a pro rata basis in proportion to the number of shares of common stock or common stock equivalents held by each of them, the substantial majority of such cancellations would likely be in the form of cancellation of stock options held by such persons as opposed to shares held by them. By way of example only, the closing price per share of our common stock as of March 29, 2022 as quoted on the NasdaqCM was $1.68. If shares were issued as of such date in accordance with the agreements referenced above, an additional 8,443,213 shares of our common stock would be issued in the aggregate further to the acquisitions of Bailey and H&J. This would result in an equivalent number of stock options held by certain of our affiliated stockholders being concurrently cancelled. As a result, additional shares of common stock would be issued further to which the interests of investors would be further diluted.

We do not expect to pay any dividends in the foreseeable future.

We intend to retain our future earnings, if any, in order to reinvest in the development and growth of our business and, therefore, do not intend to pay dividends on our common stock for the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, the limits imposed by the terms of our credit facility and such other factors as our board of directors deems relevant. Accordingly, investors in our common stock may need to sell their shares to realize a return on their investment in our common stock, and investors may not be able to sell their shares at or above the prices paid for them.

If securities analysts do not publish favorable reports about us or if we, or our industry, are the subject of unfavorable commentary, the price of our common stock could decline.

The trading price for our common stock will depend in part on the research and reports about us that are published by analysts in the financial industry. Analysts could issue negative commentary about us or our industry, or they could downgrade our common stock. We may also not receive sufficient research coverage or visibility in the market. Any of these factors could result in the decline the trading price of our common stock, causing investors in our common stock to lose all or a portion of their investment.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We currently lease approximately 49,198 square feet of office and showroom spaces in the states of California, Dallas, Texas and Louisiana, United States, with leases that expire through 2023. We believe that our existing facilities, will be sufficient for our needs for the foreseeable future.

The following table sets forth information with respect to our facilities:

		Square
		Footage	Lease
cation	Type	(approximate)	Expiration
Vernon, California	Corporate Warehouse and Distribution Center	42,206	2023
Los Angeles, California	Showroom	2,000	2020(1)
Los Angeles, California	Stateside Office	7,700	2022
Austin, Texas	Interim Corporate Headquarters	500	2021(2)
Dallas, Texas	Office Space and Showroom	2,860	2022
Houston, Texas	Showroom	1,117	2021
New Orleans, Louisiana	Showroom	1,015	2021

(1)	Bailey’s lease for its showroom in Los Angeles, California expired on May 31, 2020. The lease is now a month-to-month lease.
(2)	We are currently leveraging shared office space and working remotely as we work with an agent to secure long-term office space in Austin, TX for our corporate headquarters.

ITEM 3.	LEGAL PROCEEDINGS

We are currently involved in, and may in the future be involved in, legal proceedings, claims, and government investigations in the ordinary course of business. These include proceedings, claims, and investigations relating to, among other things, regulatory matters, commercial matters, intellectual property, competition, tax, employment, pricing, discrimination, consumer rights, personal injury, and property rights. These matters also include the following:

●	On February 28, 2020, a Company vendor filed a lawsuit against the Company’s non-payment of trade payables totaling $123,000. Such amounts, including expected interest, are included in accounts payable, net of payments made to date, in the accompanying consolidated balance sheets and the Company does not believe it is probable that losses in excess of such trade payables will be incurred. The matter was settled and final payment was made in full in January 2022.
●	On March 25, 2020, a Bailey’s product vendor filed a lawsuit against Bailey for non-payment of trade payables totaling $492,390. Approximately the same amount was held in accounts payable for this vendor in the accompanying consolidated balance sheets and the Company does not believe it is probable that losses in excess of such trade payables will be incurred. The Company and product vendor have entered into a settlement, which require the Company make ten monthly payments of approximately $37,000, the initial payment of which commenced in May 2021. Upon completion of the payment schedule, any remaining amounts will be forgiven. If the Company fails to meet its obligations based on the prescribed time frame, the full amount, less payments made to date, will be due with interest, less payments made.
●	On December 21, 2020, a Company investor filed a lawsuit against DBG for reimbursement of their investment totaling $100,000. Claimed amounts are included in short-term convertible note payable in the accompanying consolidated balance sheets and the Company does not believe it is probable that losses in excess of such short-term note payable will be incurred. The Company is actively working to resolve this matter.
●	In August 2020 and March 2021, two lawsuits were filed against Bailey’s by third-party’s related to prior services rendered. The claims (including fines, fees, and legal expenses) total an aggregate of $96,900. One matter was settled in February 2022 and the other matter is being actively worked on to achieve settlement.
●	On September 24, 2020 a Bailey’s product vendor filed a lawsuit against Bailey’s non-payment of trade payables totaling approximately $481,000 and additional damages of approximately $296,000. Claimed amounts for trade payables are included in accounts payable in the accompanying consolidated balance sheets, net of payments made. In December 2021, the Company reached a settlement; however, the settlement terms were not met and the Company received a judgement of $469,000.

All claims above, to the extent management believes it will be liable, have been included in accounts payable and accrued expenses and other liabilities in the accompanying consolidated balance sheet as of December 31, 2021.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock and Class A Warrants began trading on the NasdaqCM (“NasdaqCM”) under the symbols “DBGI” and “DBGIW,” respectively, on May 14, 2021. Prior to that time, there was no public market for our common stock.

Holders

As of March 31, 2022, there were 3,747 holders of record of our common stock.

Dividends

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. In addition, the terms of any future debt agreements may preclude us from paying dividends. As a result, capital appreciation, if any, of our shares of common stock will be your sole source of gain for the foreseeable future.

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

In connection with the execution of the Oasis Capital equity purchase agreement, the Company issued 126,356 shares of common stock as commitment shares.

In November 2021, we issued an aggregate 130,000 shares of common stock to Oasis Capital and FirstFire pursuant to waivers and consents in connection with the November note.

In December 2021, we issued an aggregate of 191,459 shares of common stock pursuant to consulting agreements.

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

Securities Authorized for Issuance Under Equity Compensation Plans

We have adopted a 2020 Omnibus Incentive Stock Plan (the “2020 Plan”). An aggregate of 3,300,000 shares of our common stock is reserved for issuance and available for awards under the 2020 Plan, including incentive stock options granted under the 2020 Plan. The 2020 Plan administrator may grant awards to  any employee, director, and consultants of the Company and its subsidiaries. To date, 2,732,000 grants have been made under the 2020 Plan and 588,000 shares remain eligible for issuance under the Plan.

The 2020 Plan is currently administered by the Compensation Committee of the Board as the Plan administrator. The 2020 Plan administrator has the authority to determine, within the limits of the express provisions of the 2020 Plan, the individuals to whom awards will be granted, the nature, amount and terms of such awards and the objectives and conditions for earning such awards. The Board may at any time amend or terminate the 2020 Plan, provided that no such action may be taken that adversely affects any rights or obligations with respect to any awards previously made under the 2020 Plan without the consent of the recipient. No awards may be made under the 2020 Plan after the tenth anniversary of its effective date.

Awards under the 2020 Plan may include incentive stock options, nonqualified stock options, stock appreciation rights (“SARs”), restricted shares of common stock, restricted stock Units, performance share or Unit awards, other stock-based awards and cash-based incentive awards.

ITEM 6.	RESERVED
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the historical financial statements of the relevant entities and the pro forma financial statements and the notes thereto included elsewhere in this Form 10-K. This discussion and analysis contains forward- looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and “Cautionary Disclosure Regarding Forward-Looking Statements.”

Unless otherwise indicated by the context, references to “DBG” refer to Digital Brands Group, Inc. solely, and references to the “Company,” “our,” “we,” “us” and similar terms refer to Digital Brands Group, Inc., together with its wholly-owned subsidiary Bailey 44, LLC, Harper & Jones LLC and MOSBEST, LLC (“Stateside”).

Business Overview

Digital Brands Group is a curated collection of lifestyle brands, including Bailey 44, DSTLD, Harper and Jones, Stateside and ACE Studios, that offers a variety of apparel products through direct-to-consumer and wholesale distribution. Our complementary brand portfolio provides us with the unique opportunity    to cross merchandise our brands. We aim for our customers to wear our brands head to toe and to capture what we call “closet share” by gaining insight into their preferences to create targeted and personalized content specific to their cohort. Operating our brands under one portfolio provides us with the ability to better utilize our technological, human capital and operational capabilities across all brands. As a result, we have been able to realize operational efficiencies and continue to identify additional cost saving opportunities to scale our brands and overall portfolio.

Our portfolio consists of four significant brands that leverage our three channels: our websites, wholesale and our own stores.

●	Bailey 44 combines beautiful, luxe fabrics and on-trend designs to create sophisticated ready-to-wear capsules for women on-the-go. Designing for real life, this brand focuses on feeling and comfort rather than how it looks on a runway. Bailey 44 is primarily a wholesale brand, which we are transitioning to a digital, direct-to-consumer brand.
●	DSTLD offers stylish high-quality garments without the luxury retail markup valuing customer experience over labels. DSTLD is primarily a digital direct-to-consumer brand, to which we recently added select wholesale retailers to generate brand awareness.
●	Harper & Jones was built with the goal of inspiring men to dress with intention. It offers hand- crafted custom fit suits for those looking for a premium experience. Harper & Jones is primarily a direct-to-consumer brand using its own showrooms.
●	Stateside is an elevated, America first brand with all knitting, dyeing, cutting and sewing sourced and manufactured locally in Los Angeles. The collection is influenced by the evolution of the classic t-shirt offering a simple yet elegant look. Stateside is primarily a wholesale brand that we will be transitioning to a digital, direct-to-consumer brand.
●	ACE STUDIOS will be built with the goal of inspiring men to dress with a purpose. . It will offer premium apparel with a sophisticated casual approach. Harper & Jones will primarily be a direct-to-consumer brand.

We believe that successful apparel brands sell in all revenue channels. However, each channel offers different margin structures and requires different customer acquisition and retention strategies. We were founded as a digital-first retailer that has strategically expanded into select wholesale and direct retail channels. We strive to strategically create omnichannel strategies for each of our brands that blend physical and online channels to engage consumers in the channel of their choosing. Our products are sold direct-to- consumers principally through our websites and our own showrooms, but also through our wholesale channel, primarily in specialty stores and select department stores. With the continued expansion of our  wholesale distribution, we believe developing an omnichannel solution further strengthens our ability to efficiently acquire and retain customers while also driving high customer lifetime value.

We believe that by leveraging a physical footprint to acquire customers and increase brand awareness, we can use digital marketing to focus on retention and a very tight, disciplined high value new customer acquisition strategy, especially targeting potential customers lower in the sales funnel. Building a direct relationship with the customer as the customer transacts directly with us allows us to better understand our customer’s preferences and shopping habits. Our substantial experience as a company originally founded as a digitally native-first retailer gives us the ability to strategically review and analyze the customer’s data, including contact information, browsing and shopping cart data, purchase history and style preferences. This in turn has the effect of lowering our inventory risk and cash needs since we can order and replenish product based on the data from our online sales history, replenish specific inventory by size, color and SKU based on real times sales data, and control our mark-down and promotional strategies versus being told  what mark downs and promotions we have to offer by the department stores and boutique retailers.

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

We acquired Bailey in February 2020, H&J in May 2021 and Stateside in August 2021. We agreed on the consideration that we paid/are paying in each acquisition in the course of arm’s length negotiations with the holders of the membership interests in each of Bailey, H&J and Stateside. In determining and negotiating this consideration, we relied on the experience and judgment of our management and our evaluation of the potential synergies that could be achieved in combining the operations of Bailey, H&J and Stateside. We did not obtain independent valuations, appraisals or fairness opinions to support the consideration that we paid/agreed to pay.

On January 18, 2022 we entered into entered into a Membership Interest Purchase Agreement (the “Agreement”) with Moise Emquies, George Levy, Matthieu Leblan and Carol Ann Emquies (“Sellers”), Sunnyside, LLC, a California limited liability company (“Sundry”), and George Levy as the Sellers’ representative, pursuant to which the Company will acquire all of the issued and outstanding membership interests of Sundry (such transaction, the “Acquisition”).

Pursuant to the Agreement, Sellers, as the holders of all of the outstanding membership interests of Sundry, will exchange all of such membership interests for (i) $7.5 million of shares of the Company’s common stock at the volume-weighted average (rounded to the nearest $0.0001) of the closing price of the Company’s common stock on the Nasdaq Capital Market (“NasdaqCM”) during the thirty (30) trading day period immediately prior to the closing, but in no event at a price less than $1.59; and (ii) $34.0 million in cash, $20.0 million of which will be paid at the closing and the balance of which will be evidenced by promissory notes due December 31, 2022 (“Seller Notes”); provided, however, that if the audited aggregate net revenue of Sundry for the year ended December 31, 2021 (the “Audited Net Revenue”) times 1.5 is greater than $34.0 million, the Company will pay the difference in cash pro rata to the Sellers and if the Audited Net Revenue times 1.5 is less than $34.0 million, the Seller Notes will be reduced pro rata for such difference. A portion of the purchase price will be paid to certain employees of Sundry who have a contractual right to receive a portion of the consideration payable in the Acquisition (“Payees”).

Of the $34.0 million in cash payable in the Acquisition, $2.0 million will be held in escrow to cover possible indemnification claims. If the Seller Notes, plus all unpaid interest thereunder, are not repaid in full on or prior to March 31, 2022, then on March 31, 2022, the Company will issue an additional $2.5 million of shares of common stock pro rata to the Sellers and the Payees. If the Seller Notes, plus all unpaid interest thereunder remain outstanding after March 31, 2022 and are not repaid in full on or prior to June 30, 2022, then on June 30, 2022, the Company will issue an additional $2.5 million of shares of common stock pro rata to the Sellers and the Payees. If the Seller Notes, plus all unpaid interest thereunder remain outstanding after June 30, 2022 and are not repaid in full on or prior to September 30, 2022, then on September 30, 2022, the Company will issue an additional $2.5 million of shares of common stock pro rata to the Sellers and the Payees. Any shares issued on either March 31, June 30 or September 30, 2022 shall be issued at the closing price of the Company’s common stock as quoted on the NasdaqCM as of the date immediately preceding the date of issuance but in no event at a price less than $1.59.

The Agreement contains customary representations, warranties and covenants by the Company, the Sellers and Sundry. The closing of the Acquisition is subject to customary closing conditions and financing and there is no assurance that we will be able to complete the Acquisition.

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

Our digital platform remains a high priority through which its brands stay connected with consumer communities while providing experiential content. In accordance with local government guidelines and in consultation with the guidance of global health professionals, DBG has implemented measures designed to ensure the health, safety and well-being of associates employed in its distribution and fulfillment centers. Many of these facilities remain operational and support digital consumer engagement with its brands and to service retail partners as needed.

Our business has been, and will continue to be, impacted by the effects of the COVID-19 global pandemic in countries where our suppliers, third-party service providers or consumers are located. These effects include recommendations or mandates from governmental authorities to close businesses, limit travel, avoid large gatherings or to self-quarantine, as well as temporary closures and decreased operations of the facilities of our suppliers, service providers and customers. The impacts on us have included, and in the future could include, but are not limited to:

●	significant uncertainty and turmoil in global economic and financial market conditions causing, among other things: decreased consumer confidence and decreased consumer spending, now and in the mid and long-term. Specifically, COVID has impacted our business in several ways, including store closings, supply chain disruptions and delivery delays, meaningfully lower net revenue, furloughs and layoffs of 52 employees and increased costs to operate our warehouse to ensure a healthy and safe work environment. Approximately 220 boutique stores where we sold our products closed temporarily and permanently in 2020 and into 2021, representing a reduction in approximately 40% of such stores prior to COVID. Additionally, approximately 40 department stores that carried our products have closed as well, representing a reduction of approximately 35% of such stores prior to COVID. We do not anticipate the department stores will open those stores back up, and we do not anticipate a majority of the closed boutique stores will reopen. We also waited to hire a new designer until the summer, once we knew that stores would open back up at some capacity. This delay in hiring a new designer also impacted the first four months of 2021, as her first collection was not offered until recently for a May 2021 shipment to our accounts. We expect to also experience lower order quantities from our accounts throughout the first half of 2022 versus pre-COVID levels, but meaningfully higher than 2021 or 2020.
●	inability to access financing in the credit and capital markets at reasonable rates (or at all) in the event we, or our suppliers find it desirable to do so, increased exposure to fluctuations in foreign currency exchange rates relative to the U.S. Dollar, and volatility in the availability and prices for commodities and raw materials we use for our products and in our supply chain. Specifically, the pandemic shut down our supply chain for several months in 2020, and delayed deliveries throughout the year.
●	inability to meet our consumers’ needs for inventory production and fulfillment due to disruptions in our supply chain and increased costs associated with mitigating the effects of the pandemic caused by, among other things: reduction or loss of workforce due to illness, quarantine or other restrictions or facility closures, scarcity of and/or increased prices for raw materials, scrutiny or embargoing of goods produced in infected areas, and increased freight and logistics costs, expenses and

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

The COVID-19 pandemic is ongoing and dynamic in nature, and continues to drive global uncertainty and disruption. As a result, COVID-19 had a significant negative impact on the Company’s business, including the consolidated financial condition, results of operations and cash flows through of 2021. While we are not able to determine the ultimate length and severity of the COVID-19 pandemic, we expect store closures, an anticipated reduction in traffic once stores initially reopen and a highly promotional marketplace will have a significant negative impact on our financial performance for at least the first two quarters of 2022.

We have implemented cost controls to reduce discretionary spending to help mitigate the loss of sales and to conserve cash while continuing to support employees. We are also assessing our forward inventory purchase commitments to ensure proper matching of supply and demand, which will result in an overall reduction in future commitments. As we continue to actively monitor the situation, we may take further actions that affect our operations.

Although we have taken several measures to maximize liquidity and flexibility to maintain operations during the disruptions caused by the COVID-19 pandemic, uncertainty regarding the duration and severity of the COVID-19 pandemic, governmental actions in response to the pandemic, and the impact on us and our consumers, customers and suppliers, there is no certainty that the measures we take will be sufficient to mitigate the risks posed by COVID-19.

Supply Chain Disruptions

We are subject to global supply chain disruptions, which may include longer lead times for raw fabrics, inbound shipping and longer production times. Supply chain issues have specifically impacted the following for our brands:

●	Increased costs in raw materials from fabric prices, which have increased 10% to 100% depending on the fabric, the time of year, and the origin of the fabric, as well as where the fabric is being shipped;
●	Increased cost per kilo to ship via sea or air, which has increased from 25% to 300% depending on the time of year and from the country we are shipping from;
●	Increased transit time via sea or air, which have increased by two weeks to two months; and
●	Increased labor costs for producing the finished goods, which have increased 5% to 25% depending on the country and the labor skill required to produce the goods. We have been able to pass along some of these increased costs and also offset some of these increased costs with higher gross margin online revenue.

Seasonality

Our quarterly operating results vary due to the seasonality of our individual brands, and are historically stronger in the second half of the calendar year. However, the second half of each of 2021 and 2020 were negatively impacted by the COVID-19 global pandemic.

Senior Credit Facility

As of December 31, 2021, we owed our senior secured lender approximately $6.0 million that is due on the scheduled maturity date of December 31, 2022. Our credit agreement contains negative covenants that, subject to significant exceptions limit our ability, among other things to make restricted payments, pledge assets as security, make investments, loans, advances, guarantees and acquisitions, or undergo other fundamental changes. A breach of any of these covenants could result in a default under the credit facility and permit the lender to cease making loans to us. If for whatever reason we have insufficient liquidity to make scheduled payments under our credit facility or to repay such indebtedness by the scheduled maturity date, we would seek the consent of our senior lender to modify such terms. Although our senior lender has previously agreed to seven prior modifications of our credit agreement, there is no assurance that it will agree to any such modification and could then declare an event of default. Upon the occurrence of an event of default under this agreement, the lender could elect to declare all amounts outstanding thereunder to be immediately due and payable. We have pledged all of our assets as collateral under our credit facility. If the lender accelerates the repayment of borrowings, we may not have sufficient assets to repay them and we could experience a material adverse effect on our financial condition and results of operations. For a description of our other outstanding indebtedness, please see “— Liquidity and Capital Resources” below.

Performance Factors

We believe that our future performance will depend on many factors, including the following:

Ability to Increase Our Customer Base in both Online and Traditional Wholesale Distribution Channels

We are currently growing our customer base through both paid and organic online channels, as well as by expanding our presence in a variety of physical retail distribution channels. Online customer acquisitions typically occur at our direct websites for each brand. Our online customer acquisition strategies include paid and unpaid social media, search, display and traditional media. Our products for Bailey, DSTLD and Stateside are also sold through a growing number of physical retail channels, including specialty stores, department stores and online multi-brand platforms. Our products for Harper & Jones are sold through its own showrooms and its outside sales reps, which can use the showrooms to meet clients.

Ability to Acquire Customers at a Reasonable Cost

We believe an ability to consistently acquire customers at a reasonable cost relative to customer retention rates, contribution margins and projected life-time value will be a key factor affecting future performance. To accomplish this goal, we intend to balance advertising spend between online and offline channels, as well as cross marketing and cross merchandising our portfolio brands and their respective products. We believe the ability to cross merchandise products and cross market brands, will decrease our customer acquisition costs while increasing the customer’s lifetime value and contribution margin. We will also balance marketing spend with advertising focused on creating emotional brand recognition, which we believe will represent a lower percentage of our spend.

Ability to Drive Repeat Purchases and Customer Retention

We accrue substantial economic value and margin expansion from customer cohort retention and repeat purchases of our products on an annual basis. Our revenue growth rate and operating margin expansion will be affected by our customer cohort retention rates and the cohorts annual spend for both existing and newly acquired customers.

Ability to Expand Our Product Lines

Our goal is to expand our product lines over time to increase our growth opportunity. Our customer’s annual spend and brand relevance will be driven by the cadence and success of new product launches.

Ability to Expand Gross Margins

Our overall profitability will be impacted by our ability to expand gross margins through effective sourcing and leveraging buying power of finished goods and shipping costs, as well as pricing power over time.

Ability to Expand Operating Margins

Our ability to expand operating margins will be impacted by our ability to leverage (1) fixed general and administrative costs, (2) variable sales and marketing costs, (3) elimination of redundant costs as we acquire and integrate brands, (4) cross marketing and cross merchandising brands in our portfolio, and (4) drive customer retention and customer lifetime value. Our ability to expand operating margins will result from increasing revenue growth above our operating expense growth, as well as increasing gross margins. For example, we anticipate that our operating expenses will increase substantially in the foreseeable future as we undertake the acquisition and integration of different brands, incur expenses associated with maintaining compliance as a public company, and increased marketing and sales efforts to increase our customer base. While we anticipate that the operating expenses in absolute dollars will increase, we do not anticipate that the operating expenses as a percentage of revenue will increase. We anticipate that the operating expenses as a percentage of revenue will decrease as we eliminate duplicative costs across brands including a reduction in similar labor roles, contracts for technologies and operating systems and creating lower costs from higher purchasing power from shipping expenses to purchase orders of products. This reduction of expenses and lower cost per unit due to purchasing power should create meaningful savings in both dollars and as a percentage of revenue.

As an example, we were able to eliminate several million in expenses within six months of acquiring Bailey. Examples of these savings include eliminating several Bailey teams, which our teams took over.

We merged over half of the technology contracts and operating systems contracts from two brands into one brand contract at significant savings. We also eliminated our office space and rent and moved everyone into the Bailey office space. Finally, we eliminated DSTLD’s third-party logistics company and started using Bailey’s internal logistics. This resulted in an increase in our operating expenses in absolute dollars as there were now two brands versus one brand. However, the operating expenses as a percentage of pre-COVID revenue declined meaningfully and as we increase revenue for each brand, we expect to experience higher margins.

Ability to Create Free Cash Flow

Our goal is to achieve near term free cash flow through cash flow positive acquisitions, elimination of redundant expenses in acquired companies, increasing customer annual spend and lowering customer acquisition costs through cross merchandising across our brand portfolio.

Critical Accounting Policies and Estimates

Basis of Presentation and Principles of Consolidation

Our accounting and reporting policies conform to accounting principles generally accepted in the United States of America (“GAAP”).

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

Business Acquisitions

We record our acquisitions under the acquisition method of  accounting, under which most of  the assets acquired and liabilities assumed are initially recorded at their respective fair values and any excess purchase price is reflected as goodwill. We utilize management estimates and, in some instances, independent third-party valuation firms to assist in determining the fair values of assets acquired, liabilities assumed and contingent consideration, if any. Such estimates and valuations require us to make significant assumptions, including projections of future events and operating performance.

The fair value of customer relationships, backlog and trade names/trademarks acquired in our acquisitions are determined using various valuation methods, based on a number of significant assumptions.

We determine which assets have finite lives and then determine the estimated useful life of finite assets.

The expected useful life of customer relationships is established as three years, which is the period over which these assets are expected to reasonably contribute to future cash flows. We expect to amortize such customer relationships using the straight-line method.

The estimated fair values are subject to change during the measurement period, which is limited to one year subsequent to the acquisition date.

Revenue Recognition

Revenues are recognized when performance obligations are satisfied through the transfer of promised goods to our customers. Control transfers upon shipment of product and when the title has been passed to the customers. This includes the transfer of legal title, physical possession, the risks and rewards of ownership, and customer acceptance. We provide the customer the right of  return on the product and revenue is adjusted based on an estimate of the expected returns based on historical rates. We consider the sale of products as a single performance obligation. Sales tax collected from customers and remitted to taxing authorities is excluded from revenue and is included in accrued expenses. Revenue is deferred for orders received for which associated shipments have not occurred.

Accounts Receivable

We carry our accounts receivable at invoiced amounts less allowances for customer credits, doubtful accounts, and other deductions. We  do not accrue interest on its trade receivables. Management evaluates the ability to collect accounts receivable based on a combination of factors. Receivables are determined to be past due based on individual credit terms. A reserve for doubtful accounts is maintained based on the   length of time receivables are past due, historical collections, or the status of a customer’s financial position. Receivables are written off in the year deemed uncollectible after efforts to collect the receivables have proven unsuccessful.

We periodically review accounts receivable, estimate an allowance for bad debts, and simultaneously record the appropriate expense in the statement of operations. Such estimates are based on general economic conditions, the financial conditions of customers, and the amount and age of past due accounts. Past due accounts are written off against that allowance only after all collection attempts have been exhausted and the prospects for recovery are remote.

Goodwill Impairment

We are required to assess our goodwill for impairment at least annually for each reporting unit that carries goodwill. We may elect to first do a qualitative assessment to determine whether it is more likely than not that a reporting unit’s fair value is in excess of its carrying value. If the qualitative assessment concludes that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value, a quantitative assessment is performed. If the fair value is determined to be less than its carrying value, we record goodwill impairment equal to the amount by which the reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.

Intangible Assets Impairment

We evaluate the carrying amount of intangible assets and other long-lived assets for impairment whenever indicators of impairment exist. We test these assets for recoverability by comparing the net carrying amount of the asset or asset group to the undiscounted net cash flows to be generated from the use and eventual disposition of that asset or asset group. If the assets are recoverable, an impairment loss does not exist, and no loss is recorded. If the carrying amounts of the assets are not recoverable, an impairment loss is recognized for any deficiency of the asset or asset group’s fair value compared to their carrying amount. Although we base cash flow forecasts on assumptions that are consistent with plans and estimates we use to manage our business, there is significant judgment in determining the cash flows attributable to these assets, including markets and market share, sales volumes and mix, and working capital changes.

Stock Based Compensation

We account for stock-based compensation costs under the provisions of ASC 718, Compensation — Stock Compensation, which requires the measurement and recognition of compensation expense related to the fair value of stock-based compensation awards that are ultimately expected to vest. Stock based compensation expense recognized includes the compensation cost for all stock-based payments granted to employees, officers, and directors based on the grant date fair value estimated in accordance with the provisions of ASC 718. ASC 718 is also applied to awards modified, repurchased, or cancelled during the periods reported. Stock-based compensation is recognized as expense over the employee’s requisite vesting period and over the nonemployee’s period of providing goods or services.

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

Financial Statement Components

Bailey

Net Revenue

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

Operating Expenses

Bailey’s operating expenses include all operating costs not included in cost of net revenues and sales and marketing. These costs consist of general and administrative, fulfillment and shipping expense to the customer.

General and administrative expenses consist primarily of all payroll and payroll-related expenses, professional fees, insurance, software costs, occupancy expenses related to Bailey’s operations at its headquarters, including utilities, depreciation and amortization, and other costs related to the administration of its business.

Bailey’s fulfillment and shipping expenses include the cost to operate its warehouse including occupancy and labor costs to pick and pack customer orders and any return orders; packaging; and shipping costs to  the customer from the warehouse and any returns from the customer to the warehouse.

Sales & Marketing

Bailey’s sales and marketing expense primarily includes digital advertising; photo shoots for wholesale and direct-to-consumer communications, including email, social media and digital advertisements; and commission expenses associated with sales representatives.

Interest Expense

Bailey’s interest expense consists primarily of interest related to its outstanding debt to our senior lender.

DBG

Net Revenue

We sell our products to our customers directly through our website. In those cases, sales, net represents total sales less returns, promotions and discounts.

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

We expect to continue to incur additional expenses as a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on a national securities exchange, costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC and higher expenses for insurance, investor relations and professional services. We expect these costs will increase our operating costs.

Fulfillment and shipping expenses include the cost to operate our warehouse — or prior to Bailey 44 acquisition, costs paid to our third-party logistics provider — including occupancy and labor costs to pick and pack customer orders and any return orders; packaging; and shipping costs to the customer from the warehouse and any returns from the customer to the warehouse.

In addition, going forward, the amortization of the identifiable intangibles acquired in the acquisitions will be included in operating expenses.

Interest Expense

Interest expense consists primarily of interest related to our debt outstanding to our senior lender, convertible debt, and other interest bearing liabilities.

H&J

Net Revenue

H&J sells its products directly to customers through their showrooms and sales reps.

Cost of Net Revenue

H&J’s cost of net revenue sold is associated with procuring fabric and custom tailoring each garment.

Operating Expenses

H&J’s operating expenses include all operating costs not included in cost of net revenue.

General and administrative expenses consist primarily of all payroll and payroll-related expenses, professional fees, insurance, software costs, occupancy expenses related to H&J’s stores and to H&J’s operations at its headquarters, including utilities, depreciation and amortization, and other costs related to the administration of its business.

H&J’s sales and marketing expense primarily includes digital advertising; photo shoots for wholesale and direct-to-consumer communications, including email, social media and digital advertisements; and commission expenses associated with sales representatives.

Interest Expense

H&J’s interest expense consists primarily of interest related to its outstanding debt.

Stateside

Net Revenue

Stateside sells its products directly to customers. Stateside also sells its products indirectly through wholesale channels that include third-party online channels and physical channels such as specialty retailers and department stores.

Cost of Net Revenue

Stateside’s cost of net revenue includes the direct cost of purchased and manufactured merchandise; inventory shrinkage; inventory adjustments due to obsolescence including excess and slow-moving inventory and lower of cost and net realizable reserves; duties; and inbound freight.

Operating Expenses

Stateside’s operating expenses include all operating costs not included in cost of net revenues and sales and marketing. These costs consist of general and administrative, fulfillment and shipping expense to the customer.

General and administrative expenses consist primarily of all payroll and payroll-related expenses, professional fees, insurance, software costs, occupancy expenses related to Stateside’s stores and to Stateside’s operations at its headquarters, including utilities, depreciation and amortization, and other costs related to the administration of its business.

Stateside’s fulfillment and shipping expenses include the cost to operate its warehouse including occupancy and labor costs to pick and pack customer orders and any return orders; packaging; and shipping costs to the customer from the warehouse and any returns from the customer to the warehouse.

Sales & Marketing

Stateside’s sales and marketing expense primarily includes digital advertising; photo shoots for wholesale and direct-to-consumer communications, including email, social media and digital advertisements; and commission expenses associated with sales representatives.

Results of Operations

Year ended December 31, 2021 compared to year ended December 31, 2020

The following table presents our results of operations for the year ended December 31, 2021 and 2020:

	Year Ended
	December 31,
	2021	2020
Net revenues	$7,584,859	$5,239,437
Cost of net revenues	4,689,200	4,685,755
Gross profit	2,895,659	553,682
General and administrative	17,779,903	7,149,210
Sales and marketing	3,810,583	576,469
Other operating expenses	12,653,831	1,975,893
Operating loss	(31,348,658)	(9,147,890)
Other expenses	(2,109,419)	(1,566,764)
Loss before provision for income taxes	(33,458,077)	(10,714,654)
Provision for income taxes	1,100,120	(13,641)
Net loss	$(32,357,957)	$(10,728,295)

Net Revenues

Revenue increased by $2.4 million to $7.6 million for the year ended December 31, 2021, compared to $5.2 million in the corresponding fiscal period in 2020. The increase is primarily due to the acquisition of H&J in May 2021 and Stateside in August 2021.

Gross Profit

Our gross profit increased by $2.3 million for the year ended December 31, 2021 to $2.9 million from $0.6 million for the corresponding fiscal period in 2020. The increase in gross margin was primarily attributable to the margins achieved by H&J and Stateside, as well as significant write-downs to inventory in 2020, and liquidation of product and low margins to monetize inventory during COVID in 2020.

Our gross margin was 38.2% for the year ended December 31, 2021 compared to 10.6% for year ended December 31, 2020. The increase in in gross margin was due margins per our H&J and Stateside acquisitions, as well as mark downs to net realizable value of DBG and Bailey’s inventory in the third quarter of 2020.

Operating Expenses

Our operating expenses increased by $24.5 million for the year ended December 31, 2021 to $22.5 million compared to $9.7 million for the corresponding fiscal period in 2020, including an increase in general and administrative expenses of $10.6 million and an increase in sales and marketing expenses of $3.2 million. The increase in operating expenses was primarily due to non-cash charges incurred in 2021 upon the IPO and acquisition of H&J, including stock-based compensation expense of $4.8 million and the change in fair value of contingent consideration of $8.8 million, the impairment of intangible assets of $3.4 million, as well as increased professional fees, marketing costs and investor relations costs. We expect operating expenses to increase in total dollars and as a percentage of revenues as our revenue base increases.

Other Income (Expense)

Other expenses increased by $0.5 million to $2.1 million in the year ended December 31, 2021 compared to $1.6 million in the corresponding fiscal period in 2020. The increase in the other expense was primarily due to increased interest expense in 2021 from the Company’s debt, as well as amortization of debt discount of the April 2021 note, notes converted during the IPO and the convertible notes issued to Oasis and FirstFire. The increase in other expenses was partially offset by a gain on the change in fair value of the derivative liability and gains on PPP forgiveness in 2021.

Net Loss

Our net loss increased by $21.6 million to a loss of $32.4 million for the year ended December 31, 2021 compared to a loss of $10.7 million for the corresponding fiscal period in 2020 primarily due to our increased operating expenses, partially offset by a higher gross profit and tax benefit recorded in 2021. The majority of the increase was primarily due to non-cash charges incurred in 2021 upon the IPO and acquisition of H&J, including stock-based compensation expense of $4.8 million and the change in fair value of contingent consideration of $8.8 million, the impairment of intangible assets of $3.4 million, as well as increased professional fees, marketing costs and investor relations costs.

Liquidity and Capital Resources

Each of DBG, Bailey, H&J and Stateside has historically satisfied our liquidity needs and funded operations with internally generated cash flow and borrowings and capital raises. Changes in working capital, most notably accounts receivable, are driven primarily by levels of business activity. Historically each of DBG, Bailey, H&J and Stateside has maintained credit line facilities to support such working capital needs and makes repayments on that facility with excess cash flow from operations.

As of December 31, 2021, we had cash of $528,394, but we had a working capital deficit of $30,270,932.  The Company requires significant capital to meet its obligations as they become due.  These factors raise substantial doubt about our Company’s ability to continue as a going concern. Throughout the next twelve months, the Company intends to fund its operations primarily from the funds raised through the equity line of credit agreement. The Company may pursue secondary offerings or debt financings to provide working capital and satisfy debt obligations. There can be no assurance as to the availability or terms upon which such financing and capital might be available in the future. If the Company is unable to secure additional funding, it may be forced to curtail or suspend its business plans. The report of our independent registered public accounting firm for the year ended December 31, 2021 included herein contains an explanatory paragraph indicating that there is substantial doubt as to our ability to continue as a going concern as a result of recurring losses from operations.

In 2020 and 2021, each of DBG, Bailey, H&J and Stateside have benefited from PPP and EIDL loans to fund operations. PPP loans are to be partially or fully forgiven based on the terms of the notes and related expenses incurred. DBG has also benefited from convertible debt, which may convert upon a public offering into common stock.

Cash Flow Activities

The following table presents selected captions from our condensed statement of cash flows for the years ended December 31, 2021 and 2020:

	Year Ended
	December 31,
	2021	2020
Net cash provided by operating activities:
Net loss	$(32,357,957)	$(10,728,295)
Non-cash adjustments	$17,758,597	$2,413,918
Change in operating assets and liabilities	$381,001	$6,252,790
Net cash used in operating activities	$(14,218,359)	$(2,061,587)
Net cash used in investing activities	$(6,011,052)	$204,884
Net cash provided by financing activities	$20,181,820	$2,392,220
Net change in cash	$(47,591)	$535,517

Cash Flows Used In Operating Activities

Our cash used in operating activities increased by $12.2 million to $14.2 million to cash used for the year ended December 31, 2021 as compared to cash used of $1.2 million for the corresponding fiscal period in 2020. The increase in net cash used in operating activities was primarily driven by our higher net loss and less cash provided by changes in our operating assets and liabilities in 2021, partially offset by an increase in non-cash charges.

Cash Flows Used in Investing Activities

Our cash used in investing activities was $6.0 million in the year ended December 31, 2021 as compared to cash used of $0.2 million for the corresponding fiscal period in 2020. Cash used in 2021 was primarily related to the cash consideration in the H&J and Stateside acquisitions. Cash used during 2020 was primarily related to purchases of property and equipment, partially offset by cash generated due to the acquisition of Bailey and deposits.

Cash Flows Provided by Financing Activities

Cash provided by financing activities was $20.2 million for the year ended December 31, 2021 compared to cash provided of $2.4 million for the corresponding fiscal period in 2020. Cash inflows in 2021 were primarily related to $8.6 million in net proceeds from the IPO after deducting underwriting discounts and commissions and offering expenses, as well as $1.4 million in net proceeds from the underwriter’s exercise of their over-allotment option. Cash was also generated in 2021 from proceeds from loan payables of $2.8 million, exercises of warrants of $1.8 million and proceeds from convertible notes payable of $8.4 million, partially offset by loan and note repayments of $2.0 million.

Cash inflows in 2020 were primarily related to proceeds from PPP and SBA loans of $1.7 million, proceeds from our Series A-3 and CF preferred stock for $0.8 million and proceeds from venture debt of $1.1 million, partially offset by repayments to the factor of $1.9 million.

Contractual Obligations and Commitments

In March 2017, DBG entered into a senior credit agreement with an outside lender for up to $4,000,000, dependent upon the achievement of certain milestones. The initial close amount was a minimum of $1,345,000. The loan bears interest at 12.5% per annum, compounded monthly, including fees. A 5% closing fee is due upon each closing, legal and accounting fees of up to $40,000, and management fees of $4,167-$5,000 per month. As of December 31, 2021, we owed our senior secured lender approximately $6.0 million that is due on the scheduled maturity date of December 31, 2022. Our credit agreement contains negative covenants that, subject to significant exceptions, limit our ability, among other things to make restricted payments, pledge assets as security, make investments, loans, advances, guarantees and acquisitions, or undergo other fundamental changes. A breach of any of these covenants could result in a default under the credit facility and permit the lender to cease making loans to us. If for whatever reason we have insufficient liquidity to make scheduled payments under our credit facility or to repay such indebtedness by the schedule maturity date, we would seek the consent of our senior lender to modify such terms. Although our senior lender has previously agreed to seven prior modifications of our credit agreement, there is no assurance that it will agree to any such modification and could then declare an event of default. Upon the occurrence of an event of default under this agreement, the lender could elect to declare all amounts outstanding thereunder to be immediately due and payable. We have pledged all of our assets as collateral under our credit facility. If the lender accelerates the repayment of borrowings, we may not have sufficient assets to repay them and we could experience a material adverse effect on our financial condition and results of operations.

Repayment is accelerated upon a change in control, as defined in the senior credit agreement. The loan is senior to all other debts and obligations of DBG, is collateralized by all assets of DBG, and shares of DBG’s common stock pledged by officers of DBG. As of December 31, 2021 and 2020, the gross loan balance was $6,001,755 resulting from cash disbursed to DBG of $0 and $1,459,211, respectively. DBG failed to comply with certain debt covenants during the years ended December 31, 2020. Accordingly, as of December 31, 2020, the entire amount is shown as a current liability. The senior lender has waived any default in connection with DBG’s prior failure to comply with such debt covenants.

The lender was also granted warrants to purchase common stock representing 1% of the fully diluted capitalization of DBG for each $1,000,000 of principal loaned under the agreement, which was increased to 1.358% during 2020. During the years ended December 31, 2021 and 2020, DBG granted 0 and 493,462 common stock warrants, respectively, to the lender with an exercise price of $2.50 per share and a ten-year contractual life. As discussed in Note 10 to the financial statements, during the years ended December 31, 2021 and 2020, these warrants were valued at $0 and $184,191, respectively. The value of the warrants was initially recorded as a discount to the note, which is amortized over its term.  As of December 31, 2021, the warrants were fully amortized.

Interest expense and effective interest rate on this loan for the years ended December 31, 2021 and 2020 was $825,219 and $770,277, 13.7% and 14.6%, all respectively.

On August 27, 2021, we entered into a Securities Purchase Agreement with Oasis Capital, LLC (“Oasis Capital”) further to which Oasis Capital purchased a Senior Secured Convertible Promissory Note (the “Oasis Note”), with an interest rate of 6% per annum, having a face value of $5,265,000 for a total purchase price of $5,000,000, secured by all of our assets. The Oasis Note, in the principal amount of $5,265,000, bears interest at 6% per annum and is due and payable 18 months from the date of issuance, unless sooner converted. The Note is convertible at the option of Oasis Capital into shares of our common stock at a conversion price (the “Oasis Conversion Price”) which is the lesser of (i) $3.601, and (ii) 90% of the average of the two lowest volume-weighted average prices during the five consecutive trading day period preceding the delivery of the notice of conversion. Oasis Capital is not permitted to submit conversion notices in any thirty day period having conversion amounts equaling, in the aggregate, in excess of $500,000. If the Oasis Conversion Price set forth in any conversion notice is less than $3.00 per share, we, at our sole option, may elect to pay the applicable conversion amount in cash rather than issue shares of  our common stock. In connection with the issuance of the Oasis Note, we entered into a security agreement (the “Security Agreement”) pursuant to which we agreed to grant Oasis Capital a security interest in substantially all of our assets to secure the obligations under the Oasis Note and a registration rights agreement with Oasis Capital (the “RRA”).

On October 1, 2021, we entered into an Amended and Restated Securities Purchase Agreement with FirstFire Global Opportunities Fund, LLC (“FirstFire”) and Oasis Capital further to which FirstFire purchased a Senior Secured Convertible Promissory Note (the “First FirstFire Note”), with an interest rate of 6% per annum, having a face value of $1,575,000 for a total purchase price of $1,500,000, secured by all of our assets. The First FirstFire Note, in the principal amount of $1,575,000, bears interest at 6% per annum and is due and payable 18 months from the date of issuance, unless sooner converted. The First FirstFire Note is convertible at the option of FirstFire into shares of our common stock at a conversion price (the “First FirstFire Conversion Price”) which is the lesser of (i) $3.952, and (ii) 90% of the average of the two lowest volume-weighted average prices during the five consecutive trading day period preceding the delivery of the notice of  conversion. FirstFire is not permitted to submit conversion notices in any thirty day period having conversion amounts equaling, in the aggregate, in excess of $500,000. If the First FirstFire Conversion Price set forth in any conversion notice is less than $3.00 per share, we, at our sole option, may elect to pay the applicable conversion amount in cash rather than issue shares of our common stock. In connection with the issuance of the First FirstFire Note, we, Oasis Capital and FirstFire amended the Security Agreement to grant FirstFire a similar security interest in substantially all of our assets to secure the obligations under the First FirstFire Note. We, Oasis Capital and FirstFire also amended the Registrations Right Agreement (“RRA”) to join FirstFire as a party thereto and to include the shares of  our common stock issuable under the First   FirstFire Note as registrable securities.

On November 16, 2021, we entered into a Securities Purchase Agreement with FirstFire further to which FirstFire purchased a Senior Secured Convertible Promissory Note (the “Second FirstFire Note” and together with the First FirstFire Note, the “FirstFire Notes”), with an interest rate of  6% per annum,   having a face value of $2,625,000 for a total purchase price of $2,500,000. The Second FirstFire Note is convertible at the option of FirstFire into shares of our common stock at a conversion price (the “Second FirstFire Conversion Price”) which is the lesser of (i) $4.28, and (ii) 90% of the average of the two lowest volume-weighted average prices during the five consecutive trading day period preceding the delivery of the notice of conversion. FirstFire is not permitted to submit conversion notices in any thirty day period having conversion amounts equaling, in the aggregate, in excess of $500,000. If the Second FirstFire Conversion Price set forth in any conversion notice is less than $3.29 per share, we, at our sole option, may elect to pay the applicable conversion amount in cash rather than issue shares of our common stock. In connection with the Second FirstFire Note, we issued (a) 30,000 additional shares of common stock to FirstFire and (b) 100,000 additional shares of  common stock to Oasis Capital, as set forth in the waivers and consents (the “Waivers”), dated November 16, 2021 executed by each of FirstFire and Oasis Capital (collectively, the “Waiver Shares”). In addition, we entered into an amendment to the RRA, dated  November 16, 2021. The RRA, as amended, provides that we shall file a registration statement registering the shares of common stock issuable upon conversion of the FirstFire Notes, and the Waiver Shares by November 30, 2021 and use our best efforts to cause such registration statement to be effective with the SEC no later than 120 days from the date of  the FirstFire Note. We  filed such registration statement in December 2021 and it became effective in January 2022.

Equity Line of Credit

On August 27, 2021, we entered into what is sometimes termed an equity line of credit arrangement with Oasis Capital, LLC (“Oasis Capital”). Specifically, we entered into an equity purchase agreement (the “Equity Purchase Agreement”), pursuant to which Oasis Capital is committed to purchase up to $17,500,000 of our common stock over the 24-month term of the Equity Purchase Agreement. We are not obligated to request any portion of the $17,500,000.

In connection with the execution of the Equity Purchase Agreement, we issued Oasis Capital $350,000 of its shares of  common stock, or 126,354 shares (the “Commitment Shares”) at a per share price which was based on the closing sale price per share on the NasdaqCM on the trading date prior to issuance (the “Issuance Reference Date”). On the earlier of (i) the date that is nine months from the date of execution, and the date that the Equity Purchase Agreement is terminated in accordance with its terms (the “Reference Date”), if the closing sale price per share on the NasdaqCM on the trading date preceding the Reference Date is higher than the closing sale price on the Issuance Reference Date, then Oasis Capital shall return to us a portion of the Commitment Shares equal to the amount of Commitment Shares required to be issued on the execution date minus the amount of Commitment Shares that would have been required to have been issued if the closing sale price per share on the NasdaqCM on the trading date preceding the Reference Date had been used to calculate the amount of Commitment Shares issuable on the execution date.

As of  the date of  this Form 10-K, we have not drawn down any portion of  this commitment, leaving the entire $17,500,000 available under the equity line of credit, and for which we have agreed, pursuant to the registration rights agreement (the “Oasis Equity RRA”), to register the shares of common stock issuable further to the equity line of credit with the SEC, before any such issuances. We filed such registration statement in December 2021 and it became effective in January 2022.

During the 24-month term of the Equity Purchase Agreement, we may request a drawdown on the equity line of credit by delivering a “put notice” to Oasis Capital stating the dollar amount of shares we intend to sell to Oasis Capital. We may make either an Option 1 or Option 2 request to Oasis Capital. Under Option 1, the purchase price Oasis Capital is required to pay for the shares is the lesser of (i) the lowest traded price of our common stock on the NasdaqCM on the Clearing Date, which is the date on which Oasis Capital receives the put shares as DWAC shares in its brokerage account, or (ii) the average of the three lowest closing sale prices of our common stock on the NasdaqCM during the period of twelve (12) consecutive trading days immediately preceding the Clearing Date. The maximum amount we may request in an Option 1 request is $500,000. Under Option 2, the purchase price Oasis Capital is required to pay for the shares is the lesser of (i) 93% of the one (1) lowest traded price of our common stock on the NasdaqCM during the period of five (5) consecutive trading days immediately preceding the put date, or (ii) 93% of the VWAP on the Clearing Date, or (iii) 93% of the closing bid price of the Company’s common stock on the NasdaqCM on the Clearing Date. The maximum amount we may request in an Option 2 request is $2,000,000.

We are not entitled to request a drawdown unless each of the following conditions is satisfied:

(a)	a registration statement is and remains effective for the resale of securities in connection with the equity line of credit;
(b)

the trading of our common stock shall not have been suspended by the SEC, the NasdaqCM or FINRA, or otherwise halted for any reason, and our common stock shall have been approved for listing or quotation on and shall not have been delisted from the NasdaqCM;

(c)	we have complied with its obligations and are otherwise not in breach or default of any agreement related to the equity line of credit;
(d)

no statute, regulation, order, guidance, decree, writ, ruling or injunction shall have been enacted, entered, promulgated, threatened or endorsed by any federal, state, local or foreign court or governmental authority of competent jurisdiction, including, without limitation, the SEC, which prohibits the consummation of or which would materially modify or delay any of the transactions contemplated by the equity line of credit;

(e)	our common stock must be DWAC eligible and not subject to a “DTC chill”;
(f)

all reports, schedules, registrations, forms, statements, information and other documents required to have been filed by us with the SEC pursuant to the reporting requirements of the Exchange Act of 1934 (other than Forms 8-K) shall have been filed with the SEC within the applicable time periods prescribed for such filings;

(g)	to the extent the issuance of the put shares requires shareholder approval under the listing rules of the NasdaqCM, we have or will seek such approval; and
(h)	the lowest traded price of the common stock in the five (5) trading days immediately preceding the respective put date must exceed $3.00.

If any of the events described in clauses (a) through (h) above occurs after we make a drawdown request, then Oasis Capital shall have no obligation to fund that drawdown.

The equity line of credit terminates when Oasis Capital has purchased an aggregate of $17,500,000 of our common stock or August 30, 2024, whichever occurs first.

Under the terms of the Equity Purchase Agreement, Oasis Capital may not own more than 9.99% of our issued and outstanding stock at any one time.

The Company is unable to drawdown on the Equity Purchase Agreement until the lowest traded price of the common stock in the five (5) trading days immediately preceding the respective put date exceeds $3.00.

Off-Balance Sheet Arrangements and Future Commitments

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information required by this item may be found on pages F-1 through F-[ ● ] of this annual report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, who serve as our principal executive officer and principal financial and accounting officer, respectively, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. In making this evaluation, our management considered the material weakness in our internal control over financial reporting described below. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of such date.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the year ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION

None.

ITEM 9CDISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages and titles of our directors, director nominees, executive officers and key personnel:

Executive Officers and Directors

The following table sets forth certain information with respect to our executive officers and directors as of December 31, 2021.

Name	Age	Position
Executive Officers and Directors
John “Hil” Davis	49	President, Chief Executive Officer and a Director
Laura Dowling	42	Chief Marketing Officer
Reid Yeoman	39	Chief Financial Officer
Mark T. Lynn	37	Director
Trevor Pettennude	54	Director
Jameeka Aaron	41	Director
Huong “Lucy” Doan	53	Director

Board Composition

Our board of directors may establish the authorized number of directors from time to time by resolution.

No current or pending member of our board of directors or Compensation Committee serves as a member of the board of directors or the compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee.

Executive Officers

John Hilburn Davis IV, “Hil”, has served as our President and Chief Executive Officer since March 2019 and a Director since November 2020. He joined DSLTD to overhaul its supply chain in March 2018. Prior  to that, Mr. Davis founded two companies, BeautyKind and J.Hilburn. He founded and was CEO of BeautyKind from October 2013 to January 2018. He also  founded and was CEO of  J.Hilburn  from  January 2007 to September 2013, growing it from $0 to $55 million in revenues in six years. From 1998 to 2006 Mr. Davis worked as an equity research analyst covering consumer luxury publicly traded companies at Thomas Weisel Partners, SunTrust Robinson Humphrey and Citadel Investment Group. He graduated from Rhodes College in 1995 with a BA in Sociology and Anthropology. On December 16, 2021, Mr. Davis filed for personal bankruptcy through the filing of a Chapter 7 bankruptcy petition in Texas federal court.

Laura Dowling has served as our Chief Marketing Officer since February 2019. Prior to that she was the Divisional Vice President of  Marketing & PR, North America at  Coach from February 2016 to  August 2018. At Coach Ms. Dowling led a team of 25 and was held accountable for $45 million profit and loss. From August 2011 to February 2016, she was the Director of Marketing & PR at Harry Winston and from March 2009 to August 2011 she was the Director of Wholesale Marketing at Ralph Lauren. Ms. Dowling holds both a Masters degree (2002) and Bachelors degree (2001) in Communications & Media Studies with a Minor in French from Fordham University.

Reid Yeoman has served as our Chief Financial Officer since October 2019. Mr. Yeoman is a finance professional with a core Financial Planning & Analysis background at major multi-national Fortune 500 companies — including Nike & Qualcomm. He has a proven track record of driving growth and expanding profitability with retail. From November 2017 to September 2019, Mr. Yeoman served as CFO/ COO at Hurley — a standalone global brand within the Nike portfolio — where he managed the full profit and loss/Balance Sheet, reporting directly to Nike and oversaw the brand’s logistics and operations. He is a native Californian and graduated with an MBA from UCLA’s Anderson School of Management in 2013 and a BA from UC Santa Barbara in 2004.

Nonemployee Board Members

Mark T. Lynn has been a director of our company since inception and served as our Co-Chief Executive Officer from September 2013 to the October 2018. Prior to joining us, until September 2011 he was Co-Founder of WINC, a direct-to-consumer e-commerce company which was then the fastest growing winery in the world, backed by Bessemer Venture Partners. Prior to Club W, Mr. Lynn co-founded a digital payments company that was sold in 2011. He holds a digital marketing certificate from Harvard Business School’s Executive Education Program.

Trevor Pettennude is a seasoned financial services executive. In 2013, Mr. Pettennude became the CEO of 360 Mortgage Group, where he oversees a team of 70 people generating over $1 billion of annual loan volume. He is also the founder and principal of Banctek Solutions, a global merchant service company which was launched in 2009 and which processes over $300 million of volume annually.

Jameeka Green Aaron became a director of our company in May 2021. Ms. Aaron is the Chief Information Security Officer at Auth0. Ms Aaron is responsible for the holistic security and compliance of Auth0’s platform, products, and corporate environment. Auth0 provides a platform to authenticate, authorize, and secure access for applications, devices, and users. Prior to her current role Ms. Aaron was the Chief Information Officer Westcoast Operations at United Legwear and Apparel. Her 20+ years of experience include serving as the Director of North American Technology and Director of Secure Code and Identity and Access Management at Nike, and as Chief of Staff to the CIO of Lockheed Martin Space Systems Company. Ms. Aaron is also a 9-year veteran of the United States Navy. Ms. Aaron’s dedication to service has extended beyond her military career. She is committed to advancing women and people of color in Science, Technology, Engineering, and Mathematics (STEM) fields she is an alumni of the U.S. State Department’s TechWomen program and the National Urban League of Young Professionals. Ms. Aaron currently sits on the board of the California Women Veterans Leadership Council, is an advisor for U.C. Riverside Design Thinking Program, and is a member of Alpha Kappa Alpha Sorority, Inc. Born in Stockton, California, Ms. Aaron holds a bachelor’s degree in Information Technology from the University of Massachusetts, Lowell. Ms. Aaron’s extensive corporate and leadership experience qualifies her to serve on our board of directors.

Huong “Lucy” Doan is a seasoned finance and strategy executive who brings expertise working with some of the world’s best-known brands. Since 2018, Ms. Doan serves as advisor to CEOs and founders of high-growth DTC, ecommerce and retail brands, in apparel and consumer products. In this capacity, she provides strategic guidance to successfully scale businesses while driving profitability, with focus on operational excellence and capital resource planning. In 2019, she became a board member of Grunt Style, a patriotic apparel brand. Prior, Ms. Doan spent 20 years in senior executive roles at Guitar Center, Herbalife International, Drapers & Damons, and Fox Television, where she built high performance teams to drive execution of business plans and growth strategies.

Committees of the Board of Directors

Our board of directors has established an audit committee, a compensation committee and a nominating and corporate governance committee, each of  which operates pursuant to a charter adopted by our board   of directors. The board of directors may also establish other committees from time to time to assist our company and the board of  directors. The composition and functioning of  all of  our committees will comply with all applicable requirements of the Sarbanes-Oxley Act of 2002, NasdaqCM and SEC rules and regulations, if applicable. Each committee’s charter is available on our website at www.digitalbrandsgroup.co. The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website.

Audit committee

Trevor Pettennude, Jameeka Green Aaron and Hong Doan serve on the audit committee, which is chaired by Trevor Pettennude. Our board of directors has determined that each are “independent” for audit committee purposes as that term is defined by the rules of the SEC and NasdaqCM, and that each has sufficient knowledge in financial and auditing matters to serve on the audit committee. Our Board of directors has designated Trevor Pettennude as an “audit committee financial expert,” as defined under the applicable rules of the SEC. The audit committee’s responsibilities include:

●	appointing, approving the compensation of, and assessing the independence of our independent registered public accounting firm;
●	pre-approving auditing and permissible non-audit services, and the terms of such services, to be provided by our independent registered public accounting firm;
●	reviewing the overall audit plan with our independent registered public accounting firm and members of management responsible for preparing our financial statements;
●	reviewing and discussing with management and our independent registered public accounting firm our annual and quarterly financial statements and related disclosures as well as critical accounting policies and practices used by us;
●	coordinating the oversight and reviewing the adequacy of our internal control over financial reporting;
●	establishing policies and procedures for the receipt and retention of accounting-related complaints and concerns;
●	recommending, based upon the audit committee’s review and discussions with management and our independent registered public accounting firm, whether our audited financial statements shall be included in our Annual Report on Form 10-K;
●	monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to our financial statements and accounting matters;
●	preparing the audit committee report required by SEC rules to be included in our annual proxy statement;
●	reviewing all related person transactions for potential conflict of interest situations and approving all such transactions; and
●	reviewing quarterly earnings releases.

Compensation committee

Trevor Pettennude, Jameeka Green Aaron and Hong Doan serve on the compensation committee, which is chaired by Jameeka Green Aaron. Our board of directors has determined that each member of the compensation committee is “independent” as defined in the applicable NasdaqCM rules. The compensation committee’s responsibilities include:

●	annually reviewing and recommending to the board of directors the corporate goals and objectives relevant to the compensation of our Chief Executive Officer;
●	evaluating the performance of our Chief Executive Officer in light of such corporate goals and objectives and based on such evaluation: (i) recommending to the board of directors the cash compensation of our Chief Executive Officer, and (ii) reviewing and approving grants and awards to our Chief Executive Officer under equity-based plans;
●	reviewing and recommending to the board of directors the cash compensation of our other executive officers;
●	reviewing and establishing our overall management compensation, philosophy and policy;

●	overseeing and administering our compensation and similar plans;
●	reviewing and approving the retention or termination of any consulting firm or outside advisor to assist in the evaluation of compensation matters and evaluating and assessing potential and current compensation advisors in accordance with the independence standards identified in the applicable NasdaqCM rules;
●	retaining and approving the compensation of any compensation advisors;
●	reviewing and approving our policies and procedures for the grant of equity-based awards;
●	reviewing and recommending to the board of directors the compensation of our directors; and
●	preparing the compensation committee report required by SEC rules, if and when required, to be included in our annual proxy statement.

None of  the members of  our compensation committee has at any time during the prior three years been one of our officers or employees. None of our executive officers currently serves, or in the past fiscal year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or compensation committee.

Nominating and corporate governance committee

Trevor Pettennude, Jameeka Green Aaron and Hong Doan serve on the nominating and corporate governance committee, which is chaired by Hong Doan. Our board of directors has determined that each member of the nominating and corporate governance committee is “independent” as defined in the applicable NasdaqCM rules. The nominating and corporate governance committee’s responsibilities include:

●	developing and recommending to the board of directors’ criteria for board and committee membership;
●	establishing procedures for identifying and evaluating board of director candidates, including nominees recommended by stockholders; and
●	reviewing the composition of the board of directors to ensure that it is composed of members containing the appropriate skills and expertise to advise us.

Involvement in Certain Legal Proceedings

There are no legal proceedings that have occurred within the past ten years concerning our directors, or control persons which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one’s participation in the securities or banking industries, or a finding of securities or commodities law violations.

On December 16, 2021, Mr. Davis filed for personal bankruptcy through the filing of a Chapter 7 bankruptcy petition in Texas federal court. Except for Mr. Davis, none of  our directors and officers has  been affiliated with any company that has filed for bankruptcy within the last ten years. We are not aware of any proceedings to which any of our officers or directors, or any associate of any such officer or director, is a party adverse to us or any of our or has a material interest adverse to us or any of our subsidiaries.

Code of Conduct

The Company’s Code of Conduct applies to all of its employees, officers and directors, including those officers responsible for financial reporting. The Code of Conduct is available on its website at www.digitalbrandsgroup.co. Information contained on or accessible through such website is not a part of this Annual Report, and the inclusion of the website address in this Annual Report is an inactive textual reference only. The Company intends to disclose any amendments to the Code of Business Conduct and Ethics, or any waivers of its requirements, on its website to the extent required by the applicable rules and exchange requirements.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers and persons who beneficially own more than 10% of the Company’s common stock to file with the SEC reports showing initial ownership of and changes in ownership of the Company’s common stock and other registered equity securities. Based solely upon our review of the copies of such forms or written representations from certain reporting persons received by us with respect to fiscal year 2021, the Company believes that its directors and executive officers and persons who own more than 10% of a registered class of its equity securities have complied with all applicable Section 16(a) filing requirements for fiscal year 2021.

ITEM 11.EXECUTIVE COMPENSATION

Compensation of Named Executive Officers

The summary compensation table below shows certain compensation information for services rendered in all capacities for the fiscal years ended December 31, 2021 and 2020. Other than as set forth herein, no executive officer’s salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

	Fiscal			Option	Stock
Name and Principal Position	Year	Salary(1)	Bonus	Awards	Awards(2)	Total
John “Hil” Davis	2021	$350,000	$—	$3,704,483	$233,184	$4,287,667
President and Chief Executive Officer	2020	$222,500	$—	$—	$—	$222,500
Laura Dowling	2021	$300,000	$—	$691,135	$—	$991,135
Chief Marketing Officer	2020	$258,231	$—	$—	$—	$258,231
Reid Yeoman	2021	$250,000	$—	$221,163	$—	$471,163
Chief Financial Officer	2020	$225,000	$—	$—	$—	$225,000

(1)	2021 salaries represent gross pay per the respective employment contracts, not actual salaries paid to officer during 2021.
(2)	Upon closing of the IPO, 127,278 shares of common stock were issued to the CEO as conversion of an outstanding note payable and related accrued interest, accrued compensation and other consideration. As of a result of the transaction, the Company recorded an additional $233,184 in stock compensation expense, which is included in general and administrative expenses in the condensed consolidated statements of operations.

Employment Agreements

In December 2020, we entered into an offer letter with Mr. Davis, our Chief Executive Officer and a member of our board. The offer letter provides for an annual base salary of $350,000 effective October 1, 2020, and for Mr. Davis to be appointed to our board effective November 30, 2020. Effective January 1, 2021, Mr. Davis is also eligible to receive an annual bonus with a target of 175%, and with a range from 0% to a maximum of 225%, of his base salary based upon achievement of Company and individual goals. He is also eligible to participate in employee benefit plans that we offer to our other senior executives. In the event of a termination of his employment after June 30, 2021, Mr. Davis is eligible for severance benefits as may be approved by the Board. Mr. Davis is subject to our recoupment, insider trading and other company   policies, a perpetual non-disclosure of confidential information covenant, a non-disparagement covenant and a non-solicitation of employees covenant. Mr. Davis’ offer letter also provided for an option grant exercisable for up to 2,144,000 shares of our common stock to him at a per share exercise price equal to the IPO price, of which 75% of the options vested on the effective date of the IPO and 25% of the options vest in accordance with the vesting schedule provided in the Company’s 2020 Stock Plan. Mr. Davis is an at- will employee and does not have a fixed employment term.

In December 2020, we entered into an offer letter with Ms. Dowling, our Chief Marketing Officer. The offer letter provides for an annual base salary of $300,000 effective upon the closing of the IPO. Effective January 1, 2021, Ms. Dowling is also eligible to receive an annual bonus with a target of 100%, and with a range from 0% to a maximum of 125%, of her base salary based upon achievement of Company and individual goals. She is also eligible to participate in employee benefit plans that we offer to our other senior executives. In the event of a termination of her employment after June 30, 2021, Ms. Dowling is eligible for severance benefits as may be approved by the Board. Ms. Dowling is subject to our recoupment, insider trading and other company policies, a perpetual non-disclosure of confidential information covenant, a non- disparagement covenant and a non-solicitation of employees covenant. Ms. Dowling’s offer letter also provided for an option grant exercisable for up to 288,000 shares of our common stock to her at a per share exercise price equal to the IPO price, of which 75% of the options vested on the effective date of the IPO and 25% of the options vest in accordance with the vesting schedule provided in the Company’s 2020 Stock Plan. Ms. Dowling is an at-will employee and does not have a fixed employment term.

In December 2020, we entered into an offer letter with Mr. Yeoman, our Chief Financial Officer. The offer letter provides for an annual base salary of $250,000 effective upon the closing of the IPO. Effective January 1, 2021, Mr. Yeoman is also eligible to receive an annual bonus with a target of 50%, and with a range from 0% to a maximum of 75%, of his base salary based upon achievement of Company and individual goals. He is also eligible to participate in employee benefit plans that we offer to our other senior executives.

In the event of a termination of his employment after June 30, 2021, Mr. Yeoman is eligible for severance benefits as may be approved by the Board. Mr. Yeoman is subject to our recoupment, insider trading and other company policies, a perpetual non-disclosure of confidential information covenant, a non- disparagement covenant and a non-solicitation of employees covenant. Mr. Yeoman’s offer letter also provided for an option grant 128,000 shares of our common stock to him at a per share exercise price equal to the IPO price, of which 75% of the options vested on the effective date of the IPO and 25% of the  options vest in accordance with the vesting schedule provided in the Company’s 2020 Stock Plan. Mr. Yeoman is an at-will employee and does not have a fixed employment term.

Compensation of Directors

No obligations with respect to compensation for non-employee directors have been accrued or paid for any periods presented.

Going forward, our board of directors believes that attracting and retaining qualified non-employee directors will be critical to the future value growth and governance of our company. Our board of directors also believes that any compensation package for our non-employee directors should be equity-based to align the interest of these directors with our stockholders. On the effective date of the previous offerings, each of our director nominees were granted options to purchase 20,000 shares of common stock at a per share exercise price equal to the price of the shares of common stock per the offering. The options will vest over a one year period of time. We may in the future grant additional options to our non-employee directors although there are no current plans to do so. We do not currently intend to provide any cash compensation to our non- employee directors.

Directors who are also our employees will not receive any additional compensation for their service on our board of directors.

2020 Incentive Stock Plan

We have adopted a 2020 Omnibus Incentive Stock Plan (the “2020 Plan”). An aggregate of 3,300,000 shares of our common stock is reserved for issuance and available for awards under the 2020 Plan, including incentive stock options granted under the 2020 Plan. The 2020 Plan administrator may grant awards to any employee, director, and consultants of the company and its subsidiaries. To date, 2,732,000 grants have been made under the 2020 Plan and 568,000 shares remain eligible for issuance under the Plan.

The 2020 Plan is currently administered by the Compensation Committee of the Board as the Plan administrator. The 2020 Plan administrator has the authority to determine, within the limits of the express provisions of the 2020 Plan, the individuals to whom awards will be granted, the nature, amount and terms of such awards and the objectives and conditions for earning such awards. The Board may at any time amend or terminate the 2020 Plan, provided that no such action may be taken that adversely affects any rights or obligations with respect to any awards previously made under the 2020 Plan without the consent of the recipient. No awards may be made under the 2020 Plan after the tenth anniversary of its effective date.

Awards under the 2020 Plan may include incentive stock options, nonqualified stock options, stock appreciation rights (“SARs”), restricted shares of common stock, restricted stock Units, performance share or Unit awards, other stock-based awards and cash-based incentive awards.

Stock Options

The 2020 Plan administrator may grant to a participant options to purchase our common stock that qualify as incentive stock options for purposes of Section 422 of the Internal Revenue Code (“incentive stock options”), options that do not qualify as incentive stock options (“non-qualified stock options”) or a combination thereof. The terms and conditions of stock option grants, including the quantity, price, vesting periods, and other conditions on exercise will be determined by the 2020 Plan administrator. The exercise price for stock options will be determined by the 2020 Plan administrator in its discretion, but non-qualified stock options and incentive stock options may not be less than 100% of the fair market value of  one share of our company’s common stock on the date when the stock option is granted. Additionally, in the case of incentive stock options granted to a holder of more than 10% of the total combined voting power of all classes of our stock on the date of grant, the exercise price may not be less than 110% of the fair market value of one share of common stock on the date the stock option is granted. Stock options must be exercised within a period fixed by the 2020 Plan administrator that may not exceed ten years from the date of grant, except that in the case of incentive stock options granted to a holder of more than 10% of the total combined voting power of all classes of our stock on the date of grant, the exercise period may not exceed five years. At the 2020 Plan administrator’s discretion, payment for shares of common stock on the exercise of stock options may be made in cash, shares of our common stock held by the participant or in any other form of consideration acceptable to the 2020 Plan administrator (including one or more forms of “cashless” or “net” exercise).

Stock Appreciation Rights

The 2020 Plan administrator may grant to a participant an award of SARs, which entitles the participant to receive, upon its exercise, a payment equal to (i) the excess of the fair market value of a share of common stock on the exercise date over the SAR exercise price, times (ii) the number of shares of common stock with respect to which the SAR is exercised. The exercise price for a SAR will be determined by the 2020 Plan administrator in its discretion; provided, however, that in no event shall the exercise price be less than the fair market value of our common stock on the date of grant.

Restricted Shares and Restricted Units

The 2020 Plan administrator may award to a participant shares of common stock subject to specified restrictions (“restricted shares”). Restricted shares are subject to forfeiture if the participant does not meet certain conditions such as continued employment over a specified forfeiture period and/or the attainment of specified performance targets over the forfeiture period. The 2020 Plan administrator also may award to a participant Units representing the right to receive shares of common stock in the future subject to the achievement of one or more goals relating to the completion of service by the participant and/or the achievement of performance or other objectives (“restricted Units”). The terms and conditions of restricted share and restricted Unit awards are determined by the 2020 Plan administrator.

Performance Awards

The 2020 Plan administrator may grant performance awards to participants under such terms and conditions as the 2020 Plan administrator deems appropriate. A performance award entitles a participant to receive a payment from us, the amount of which is based upon the attainment of predetermined performance targets over a specified award period. Performance awards may be paid in cash, shares of common stock or a combination thereof, as determined by the 2020 Plan administrator.

Other Stock-Based Awards

The 2020 Plan administrator may grant equity-based or equity-related awards, referred to as “other stock- based awards,” other than options, SARs, restricted shares, restricted Units, or performance awards. The terms and conditions of each other stock-based award will be determined by the 2020 Plan administrator. Payment under any other stock-based awards will be made in common stock or cash, as determined by the 2020 Plan administrator.

Cash-Based Awards

The 2020 Plan administrator may grant cash-based incentive compensation awards, which would include performance-based annual cash incentive compensation to be paid to covered employees. The terms and conditions of each cash-based award will be determined by the 2020 Plan administrator.

2013 Stock Plan

Eligibility and Administration

Our employees, outside directors and consultants are eligible to receive nonstatutory options or the direct award or sale of shares under our 2013 Stock Plan, while only our employees are eligible to receive grants of ISOs under our 2013 Stock Plan. A person who owns more than 10% of the total combined voting power of all classes of our outstanding stock, of the outstanding common stock of our parent or subsidiary, is not eligible for the grant of an ISO unless the exercise prices is at least 110% of the fair market value of a share on the grant date and such ISO is not exercisable after five years from the grant date. The 2013 Stock Plan may be administered by a committee of the board of directors, and if no committee is appointed, then the board of directors. The board of directors has the authority to make all determinations and interpretations under, prescribe all forms for use with, and adopt rules for the administration of, the 2013 Stock Plan, subject to its express terms and conditions. The number of shares authorized by the 2013 Stock Plan is 1,196,356 shares.

Shares Available and Termination

In the event that shares previously issued under the 2013 Stock Plan are reacquired, such shares will be added to the available shares for issuance under the 2013 Stock Plan. In the event that shares that would have otherwise been issuable under the 2013 Stock Plan were withheld in payment of the purchase price, exercise price, or withholding taxes, such shares will remain available for issuance under the 2013 Stock Plan. In the event that an outstand option or other right is cancelled or expired, the shares allocable to the unexcised portion of the option or other right will be added to the number of  shares available under the 2013 Stock Plan.

The 2013 Stock Plan will terminate automatically 10 years after the later of (i) the date when the board of directors adopted the 2013 Stock Plan or (ii) the date when the board of directors approved the most recent increase in the number of shares reserved under the 2013 Stock Plan that was also approved by our stockholders.

Awards

The 2013 Stock Plan provides for the grant of shares of common stock and options, including ISO intended to qualify under Code Section 422 and nonstatutory options which are not intended to qualify. All awards under the 2013 Stock plan will be det forth in award agreements, which will detail the terms and conditions of the awards, including any applicable vesting and payment terms and post-termination exercise limitations.

As of December 31, 2021, there were options to purchase 1,163,103 shares of our common stock at a weighted average exercise price of $2.34 per share.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding beneficial ownership of our capital stock by:

a.	each person or entity who is known by us to own beneficially more than 5% of our outstanding stock;
b.	each of our executive officers;
c.	each of our directors and director nominees; and
d.	all of our directors, director nominees and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to the securities in question. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table below have sole voting and investment power with respect to all shares of our common stock held by them.

Shares of common stock issuable pursuant to a stock option, warrant or convertible note that is currently exercisable or convertible, or is exercisable or convertible within 60 days after the date of determination of ownership, are deemed to be outstanding and beneficially owned for purposes of computing the percentage ownership of the holder of the stock option, warrant or convertible note but are not treated as outstanding for purposes of computing the percentage ownership of any other person.

Unless otherwise indicated, the address for each officer, director and director nominee in the following table is c/o Digital Brands Group, Inc., 1400 Lavaca Street, Austin, TX 787.

	Number of
	Shares	Percentages of
	Beneficially	Shares
Name of Beneficial Owner	Owned	Outstanding
Executive Officers and Directors
John "Hil" Davis(1)	1,713,641	12.4%
Laura Dowling(2)	334,667	2.4%
Reid Yeoman(3)	114,000	0.8%
Mark Lynn(4)	507,386	3.7%
Trevor Pettenude(5)	328,625	2.4%
Jameeka Aaron(6)	15,000	*
Huong "Lucy" Doan(7)	20,000	*
All executive officers, directors and director nominees	3,033,319	21.9%
as a group (7 persons)(8)

Additional 5% Stockholders
Drew Jones(9)	2,192,771	15.8%
2736 Routh Street
Dallas, Texas 75201
Moise Emquies	1,046,462	7.5%
Norwest Venture Partners XI, LP	664,151	4.8%
Norwest Venture Partners XII, LP	664,151	4.8%

*Less than one percent.

(1)	Represents options exercisable at $4.00 per share.
(2)	Represents options to acquire up to 300,000 shares of common stock, exercisable at $4.00 per share and options to acquire up to 34,667 shares of common stock, exercisable at $3.28 per share.
(3)	Represents options to acquire up to 96,000 shares of common stock, exercisable at $4.00 per share and options to acquire up to 18,000 shares of common stock, exercisable at $3.28 per share.
(4)	Includes options to acquire up to 321,011 shares of common stock exercisable between $1.56 and $3.28 per share.
(5)	Includes options to acquire up to 74,880 shares of common stock exercisable between $1.56 and $3.28 per share.
(6)	Represents options exercisable at $4.00 per share.
(7)	Represents options exercisable at $3.56 per share.
(8)	Includes options to acquire up to 2,452,558 shares of common stock exercisable between $1.56 and $4.00.
(9)	Represents shares issued to D. Jones Tailored Collection, Ltd., a Texas limited partnership, an entity controlled by Drew Jones.

Securities Authorized for Issuance Under Equity Compensation Plans

We have adopted a 2020 Omnibus Incentive Stock Plan (the “2020 Plan”). An aggregate of 3,300,000 shares of our common stock is reserved for issuance and available for awards under the 2020 Plan, including incentive stock options granted under the 2020 Plan. The 2020 Plan administrator may grant awards to any employee, director, and consultants of the company and its subsidiaries. To date, 2,732,000 grants have been made under the 2020 Plan and 588,000 shares remain eligible for issuance under the Plan.

The 2020 Plan is currently administered by the Compensation Committee of the Board as the Plan administrator. The 2020 Plan administrator has the authority to determine, within the limits of the express provisions of the 2020 Plan, the individuals to whom awards will be granted, the nature, amount and terms of such awards and the objectives and conditions for earning such awards. The Board may at any time amend or terminate the 2020 Plan, provided that no such action may be taken that adversely affects any rights or obligations with respect to any awards previously made under the 2020 Plan without the consent of the recipient. No awards may be made under the 2020 Plan after the tenth anniversary of its effective date.

Awards under the 2020 Plan may include incentive stock options, nonqualified stock options, stock appreciation rights (“SARs”), restricted shares of common stock, restricted stock Units, performance share or Unit awards, other stock-based awards and cash-based incentive awards.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On the effective date of the IPO, we granted stock options to acquire up to an aggregate of  2,672,000 shares to our Chief Executive Officer, Chief Marketing Officer and Chief Financial Officer at a per share exercise price equal to the initial public offering price of the shares.

DBG uses Banctek Solutions, a registered independent sales organization (ISO) of FirstData as its back- end payment processor. Trevor Pettennude is majority owner of Banctek Solutions. We started to use Banctek Solutions services prior to Mr. Pettennude’s involvements with DBG. Total expenses for the years ended December 31, 2021 and 2020 were approximately $14,000 and $25,000 respectively, and included in sales and marketing in the consolidated statements of operations.

As of December 31, 2021 and 2020, due to related parties includes advances from the former officer, Mark Lynn, who also serves as a director, totaling $104,568 and $194,568 respectively, and accrued salary and expense reimbursements of $126,706 and $246,885 respectively, to current officers. Upon closing of the IPO, 25,080 shares of common stock were issued to directors as conversion of balances owed.

The current CEO, Hil Davis, previously advanced funds to the Company for working capital. These prior advances were converted to a note payable totaling $115,000. Upon closing of the IPO, 127,278 shares of common stock were issued to the CEO as conversion of the outstanding note payable and related accrued interest, accrued compensation and other consideration. As of a result of the transaction, the Company recorded an additional $233,184 in stock compensation expense, which is included in general and administrative expenses in the consolidated statements of operations.

A portion of the net proceeds of the IPO were used to pay salary and expenses to Laura Dowling, our Chief  Marketing Officer, and Mark Lynn, a director. In addition, each of  Mark Lynn, John “Hil” Davis,  and Trevor Pettennude converted certain amounts owed to them into shares of common stock at the effective date of the IPO at a 30% discount to the IPO price as part of the debt conversion.

As of December 31, 2021, H&J had an outstanding note payable of $299,489 owned by the H&J Seller. The note matures on July 10, 2022 and bears interest at 12% per annum.

At the time of the Stateside acquisition, Moise Emquies was a member of the Board of Directors of the Company. The Stateside acquisition was unanimously approved by all of the members of the Company’s Board of Directors (other than Moise Emquies who recused himself).

Policies and Procedures for Related Person Transactions

Our board of directors intends to adopt a written related person policy to set forth the policies and procedures for the review and approval or ratification of related person transactions. This policy will cover any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships in which we are to be a participant, the amount involved exceeds $100,000 and a related person had or will have a direct or indirect material interest, including purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related person.

Director Independence

Our board of directors has undertaken a review of the independence of each director. Based on information provided by each director concerning his or her background, employment and affiliations, our board of directors has determined that Trevor Pettennude, Jameeka Aaron, and Huong “Lucy” Doan, do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the applicable rules and regulations of the SEC and the listing standards of Nasdaq. In making these determinations, our board of directors considered the current and prior relationships that each non- employee director has with our company and all other facts and circumstances our board of  directors deemed  relevant in determining their independence.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table provides information regarding the fees billed to us by dbbmckennon, in the fiscal years ended December 31, 2021 and 2020. All fees described below were approved by the Board:

	For the Fiscal Years Ended
	December 31,
	2021	2020
Audit fees (1)	$241,398	$119,540
Audit related fees	62,418	24,454
Tax fees	—	—
All other fees (2)	85,703	81,250
Total fees	$389,519	$225,244

(1)

Audit fees includes fees associated with the annual audits of our financial statements, quarterly reviews of our financial statements, and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

(2)	Includes audit fees paid for pre-acquisition audits of the Company’s subsidiaries and other targets.

Pre-Approval Policy

Our audit committee is responsible for approving or pre-approving all auditing services (including comfort letters and statutory audits) and all permitted non-audit services by the independent auditor and pre-approve the related fees. Pursuant to its charter, the audit committee delegated to each of its members, acting singly, the authority to pre-approve any audit services if the need for consideration of a pre-approval request arises between regularly scheduled meetings, with such approval presented to the audit committee at its next scheduled meeting or as soon as practicable thereafter.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements

For a list of the financial information included herein, see Index to the Financial Statements on page F-1.

(2) Financial Statement Schedules

Schedules have been omitted because they are not applicable, not material or because the information is included in the consolidated financial statements or the notes thereto.

(3) Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibits

Number	Description
2.1

Membership Interest Purchase Agreement dated October 14, 2020 among D. Jones Tailored Collection, LTD and Digital Brands Group (formerly known as Denim.LA, Inc.) (incorporated by reference to Exhibit 2.1 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).

2.2

First Amendment to Membership Interest Purchase Agreement dated December 31, 2020 among D. Jones Tailored Collection, LTD and Digital Brands Group (formerly known as Denim.LA, Inc) (incorporated by reference to Exhibit 2.2 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).

2.3

Agreement and Plan of Merger with Bailey 44, LLC dated February 11, 2020 among Bailey 44, LLC, Norwest Venture Partners XI, and Norwest Venture Partners XII, LP and Digital Brands Group (formerly known as Denim.LA, Inc) (incorporated by reference to Exhibit 2.3 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).

2.4

Second Amendment to Membership Interest Purchase Agreement Dated May 10, 2021 among

D. Jones Tailored Collection, LTD and Digital Brands Group (formerly known as Denim. LA, Inc.) (incorporated by reference to Exhibit 2.4 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).

2.5

Membership Interest Purchase Agreement, dated August 30, 2021, by and between Moise Emquies and Digital Brands Group, Inc. (incorporated by reference to Exhibit 2.5 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).

2.6

Membership Interest Purchase Agreement, dated January 18, 2022, by and among Moise Emquies, George Levy, Matthieu Leblan and Carol Ann Emquies, Sunnyside, LLC, and George Levy as the Sellers’ representative (incorporated by reference to Exhibit 1.1 of Digital Brands Group Inc.’s Form 8-K filed with the ESC on January 20, 2022).

3.1

Sixth Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.3 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).

3.2

Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.5 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).

4.1

Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).

4.2	Warrant Agency Agreement, including Form of Warrant Certificate (incorporated by reference to Exhibit 10.1 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on May 18, 2021).
4.3	Representative’s Warrant Agreement (incorporated by reference to Exhibit 4.1 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on May 18, 2021).

4.4	Form of Lender’s Warrants (incorporated by reference to Exhibit 4.4 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).
4.5

Form of Series Seed Preferred Stock Purchase Agreement (incorporated by reference to Exhibit 4.5 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).

4.6

Form of Series A Preferred Stock Subscription Agreement (incorporated by reference to Exhibit 4.6 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).

4.7

Form of Series A-2 Preferred Stock Subscription Agreement (incorporated by reference to Exhibit 4.7 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).

4.8

Form of Series A-3 Preferred Stock Subscription Agreement (incorporated by reference to Exhibit 4.8 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).

4.9

Form of Series CF Preferred Stock Purchase Agreement (incorporated by reference to Exhibit 4.9 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).

4.10

Form of 2019 Regulation D Convertible Note (incorporated by reference to Exhibit 4.10 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022)

4.11

Form of 2020 Regulation D Convertible Note (incorporated by reference to Exhibit 4.11 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).

4.12*	Description of Securities
10.1

Form of Indemnification Agreement between the Registrant and each of its directors and officers (incorporated by reference to Exhibit 10.1 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).

10.2

Form of Option Agreement with each of John “Hil” Davis, Laura Dowling and Reid Yeoman (incorporated by reference to Exhibit 10.2 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).

10.3

Amendment No. 7 to Senior Credit Agreement, dated as of April 1, 2021 between bocm3- DSTLD-Senior Debt, LLC, bocm3-DSTLD-Senior Debt 2, LLC, Stockholders and Digital Brands Group (formerly known as Denim.LA, Inc) (incorporated by reference to Exhibit 10.3 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).

10.4#

Form of Board of Directors Agreement, entered into by each of the Director Nominees (incorporated by reference to Exhibit 10.4 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).

10.5

Original Issue Discount Promissory Note by Digital Brands Group, Inc. in favor of Target Capital 2, LLC in the aggregate amount of $1,000,000 dated as of April 8, 2021 (incorporated by reference to Exhibit 10.5 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).

10.6#

Consulting Agreement dated as of April 8, 2021 between Alchemy Advisory LLC and Digital Brands Group, Inc. (incorporated by reference to Exhibit 10.6 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).

10.7#	2013 Stock Plan (incorporated by reference to Exhibit 10.7 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).
10.8

Senior Credit Agreement dated March 10, 2017 among bocm3-DSTLD-Senior Debt, LLC, Stockholders and Digital Brands Group (formerly known as Denim.LA, Inc) (incorporated by reference to Exhibit 10.8 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).

10.9

Amendment No. 1 to Senior Credit Agreement, dated as of July 1, 2017 among bocm3-DSTLD- Senior Debt, LLC, Stockholders and Digital Brands Group (formerly known as Denim.LA, Inc) (incorporated by reference to Exhibit 10.9 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).

10.10

Amendment No. 2 to Credit Agreement, Security Agreement and Management, dated as of March 30, 2018 among bocm3-DSTLD-Senior Debt, LLC, Stockholders, bocm3-DSTLD- Senior Debt 2, LLC and Digital Brands Group (formerly known as Denim.LA, Inc) (incorporated by reference to Exhibit 10.10 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).

10.11

Limited Waiver and Amendment No. 3 to Senior Credit Agreement, dated as of April 30, 2018 among bocm3-DSTLD-Senior Debt, LLC, Stockholders, bocm3-DSTLD-Senior Debt 2, LLC and Digital Brands Group (formerly known as Denim.LA, Inc) (incorporated by reference to Exhibit 10.11 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).
10.12

Amendment No. 4 to Senior Credit Agreement, dated as of February 28, 2019 among bocm3- DSTLD-Senior Debt, LLC, Stockholders, bocm3-DSTLD-Senior Debt 2, LLC and Digital Brands Group (formerly known as Denim.LA, Inc) (incorporated by reference to Exhibit 10.12 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).

10.13

Amendment No. 5 to Senior Credit Agreement and Security Agreement, dated as of February 7, 2020 among bocm3-DSTLD-Senior Debt, LLC, Stockholders, bocm3-DSTLD- Senior Debt 2, LLC and Digital Brands Group (formerly known as Denim.LA, Inc) (incorporated by reference to Exhibit 10.13 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).

10.14

Amendment No. 6 to Senior Credit Agreement, dated as of September 9, 2020 among bocm3- DSTLD-Senior Debt, LLC, Stockholders, bocm3-DSTLD-Senior Debt 2, LLC and Digital Brands Group (formerly known as Denim.LA, Inc) (incorporated by reference to Exhibit 10.14 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).

10.15

Amendment No. 7 to Senior Credit Agreement, dated as of April 1, 2021 between bocm3- DSTLD-Senior Debt, LLC, bocm3-DSTLD-Senior Debt 2, LLC, Stockholders and Digital Brands Group (formerly known as Denim.LA, Inc) (incorporated by reference to Exhibit 10.15 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).

10.16

Promissory Note, dated April 10, 2020, between Digital Brands Group (formally known as Denim.LA, Inc.) and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.16 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).

10.17

Loan dated June 25, 2020, between Digital Brands Group and The Small Business Administration, an Agency of the U.S. Government (incorporated by reference to Exhibit 10.17 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).

10.18

Promissory Note, dated April 5, 2020, between JPMorgan Chase Bank, N.A. and Bailey 44, LLC (incorporated by reference to Exhibit 10.18 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).

10.19

Lease Agreement between 3926 Magazine Street Properties, LLC and Harper & Jones LLC, dated June 22, 2018 (incorporated by reference to Exhibit 10.19 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).

10.20

Lease Agreement between Crosby 2100, LTD. and Harper & Jones LLC, dated April 4, 2018 (incorporated by reference to Exhibit 10.20 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).

10.21

Amendment to Lease Agreement between Crosby 2100, LTD. and Harper & Jones LLC, dated December 23, 2020 (incorporated by reference to Exhibit 10.21 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).

10.22

Lease Agreement between Pasha & Sina, Inc. and Harper & Jones LLC, dated February 27, 2019 (incorporated by reference to Exhibit 10.22 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).

10.23

Lease Agreement between 850-860 South Los Angeles Street LLC and Bailey 44, LLC, dated April 27, 2016 (incorporated by reference to Exhibit 10.23 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).

10.24

Lease Agreement between 850-860 South Los Angeles Street LLC and Bailey 44, LLC, dated April 16, 2018 (incorporated by reference to Exhibit 10.24 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).

10.25

Lease Agreement among 45th Street, LLC, Sister Sam, LLC and Bailey 44, LLC dated January 17, 2013 (incorporated by reference to Exhibit 10.25 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).

10.26

Amendment to Lease Agreement among 45th Street, LLC, Sister Sam, LLC and Bailey 44, LLC dated February 20, 2018 (incorporated by reference to Exhibit 10.26 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).

10.28

Secured Promissory Note to Norwest Venture Partners XI, LP and Norwest Venture Partners XII, LP of Bailey 44, LLC (incorporated by reference to Exhibit 10.28 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).

10.31

Securities Purchase Agreement, dated August 27, 2021, by and between Digital Brands Group, Inc. and Oasis Capital, LLC (incorporated by reference to Exhibit 10.31 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).

10.32

Senior Secured Convertible Promissory Note, dated August 27, 2021, by Digital Brands Group, Inc. in favor of Oasis Capital, LLC (incorporated by reference to Exhibit 10.32 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).

10.33

Equity Purchase Agreement, dated August 27, 2021, by and between Digital Brands Group, Inc. and Oasis Capital, LLC (incorporated by reference to Exhibit 10.33 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).

10.34

Amended and Restated Securities Purchase Agreement, dated October 1, 2021, by and among Digital Brands Group, Inc., Oasis Capital, LLC and FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.34 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).

10.35

Senior Secured Convertible Promissory Note, dated October 1, 2021, by Digital Brands Group, Inc. in favor of FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.35 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).

10.36

Security Agreement, dated August 27, 2021, by and between Digital Brands Group, Inc. and Oasis Capital, LLC (incorporated by reference to Exhibit 10.36 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).

10.37

Joinder and Amendment to Security Agreement, dated October 1, 2021, by and among Digital Brands Group, Inc., Oasis Capital, LLC and FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.37 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).

10.38

Registration Rights Agreement, dated August 27, 2021, by and between Digital Brands Group, Inc. and Oasis Capital, LLC (incorporated by reference to Exhibit 10.38 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).

10.39

Amendment to Registration Rights Agreement, dated November 16, 2021, by and among Digital Brands Group, Inc., Oasis Capital, LLC and FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.39 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).

10.40

Securities Purchase Agreement, dated November 16, 2021, by and among Digital Brands Group, Inc., Oasis Capital, LLC and FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.40 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).

10.41

Senior Secured Convertible Promissory Note, dated November 16, 2021, by Digital Brands Group, Inc. in favor of FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.41 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).

10.42

Waiver by FirstFire Global Opportunities Fund, LLC, dated November 16, 2021 (incorporated by reference to Exhibit 10.42 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).

10.43

Waiver by Oasis Capital, LLC, dated November 16, 2021 (incorporated by reference to Exhibit 10.43 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).

21.1

List of Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data Files.

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*Filed herewith. # Indicates management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL BRANDS GROUP, INC.

	By:	/s/ John Hilburn Davis IV
March 31, 2022	Name:	John Hilburn Davis IV
	Title:	Director, President and Chief Executive Officer

Name	Position	Date

/s/ John Hilburn Davis IV	Director, President and Chief Executive Officer	March 31, 2022
John Hilburn Davis IV	(Principal Executive Officer)

/s/ Reid Yeoman	Chief Financial Officer	March 31, 2022
Reid Yeoman	(Principal Financial and Accounting Officer)

/s/ Mark T. Lynn	Director	March 31, 2022
Mark T. Lynn

/s/ Trevor Pettennude	Director	March 31, 2022
Trevor Pettennude

/s/ Jameeka Aaron Green	Director	March 31, 2022
Jameeka Aaron Green

/s/ Huong “Lucy” Doan	Director	March 31, 2022
Huong “Lucy” Doan

DIGITAL BRANDS GROUP, INC.

FINANCIAL STATEMENTS

DECEMEMBER 31, 2021 AND 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Digital Brands Group, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Digital Brands Group, Inc. and subsidiaries (collectively, the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s net losses from inception, negative cash flow from operations, and lack of liquidity raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

/s/ dbbmckennon
We have served as the Company’s auditor since 2018
Newport Beach, California

March 31, 2022

DIGITAL BRANDS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$528,394	$575,986
Accounts receivable, net	89,394	35,532
Due from factor, net	985,288	210,033
Inventory, net	2,755,358	1,163,279
Prepaid expenses and other current assets	417,900	23,826
Total current assets	4,776,334	2,008,656
Deferred offering costs	367,696	214,647
Property, equipment and software, net	97,265	62,313
Goodwill	18,264,822	6,479,218
Intangible assets, net	12,841,313	7,494,667
Deposits	137,794	92,668
Total assets	$36,485,224	$16,352,169

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$6,562,690	$5,668,703
Accrued expenses and other liabilities	2,237,145	1,245,646
Deferred revenue	276,397	1,667
Due to related parties	277,635	441,453
Contingent consideration liability	12,179,476	—
Convertible notes, current	100,000	700,000
Accrued interest payable	1,110,679	737,039
Note payable - related party	299,489	137,856
Venture debt, net of discount	6,001,755	5,854,326
Loan payable, current	2,502,000	992,000
Promissory note payable	3,500,000	4,500,000
Total current liabilities	35,047,266	20,278,690
Convertible note payable, net	5,501,614	1,215,815
Loan payable	713,182	709,044
Derivative liability	2,294,720	—
Warrant liability	18,223	6,265
Total liabilities	43,575,005	22,209,814

Commitments and contingencies (Note 12)

Stockholders' deficit:
Series Seed convertible preferred stock, $0.0001 par, no shares and 20,714,518 shares, authorized, issued and outstanding at December 31, 2021 and 2020, respectively	—	2,071
Series A convertible preferred stock, $0.0001 par, no shares and 14,481,413 shares authorized, no shares and 5,654,072 shares issued and outstanding at December 31, 2021 and 2020, respectively	—	565
Series A-2 convertible preferred stock, $0.0001 par, no shares and 20,000,000 shares authorized, no shares and 5,932,742 shares issued and outstanding at December 31, 2021 and 2020, respectively	—	593
Series A-3 convertible preferred stock, $0.0001 par, no shares and 18,867,925 shares authorized, no shares and 9,032,330 shares issued and outstanding at December 31, 2021 and 2020, respectively	—	904
Series CF convertible preferred stock, $0.0001 par, no shares and 2,000,000 shares authorized, no shares and 836,331 shares issued and outstanding at December 31, 2021 and 2020, respectively	—	83
Series B convertible preferred stock, $0.0001 par, no shares and 20,714,517 shares authorized, no shares and 20,714,517 shares issued and outstanding at December 31, 2021 and 2020, respectively	—	2,075
Undesignated preferred stock, $0.0001 par, 10,000,000 shares and 936,144 shares authorized, 0 shares issued and outstanding as of both December 31, 2021 and 2020	—	—
Common stock, $0.0001 par, 200,000,000 and 110,000,000 shares authorized, 13,001,690 and 664,167 shares issued and outstanding as of both December 31, 2021 and 2020, respectively	1,300	66
Additional paid-in capital	58,612,873	27,481,995
Accumulated deficit	(65,703,954)	(33,345,997)
Total stockholders’ deficit	(7,089,781)	(5,857,645)
Total liabilities and stockholders’ deficit	$36,485,224	$16,352,169

See the accompanying notes to the consolidated financial statements

DIGITAL BRANDS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31,
	2021	2020
Net revenues	$7,584,859	$5,239,437
Cost of net revenues	4,689,200	4,685,755
Gross profit	2,895,659	553,682
Operating expenses:
General and administrative	17,779,903	7,149,210
Sales and marketing	3,810,583	576,469
Distribution	489,371	342,466
Loss on disposal of property and equipment	—	848,927
Impairment of intangible assets	3,400,000	784,500
Change in fair value of contingent consideration	8,764,460	—
Total operating expenses	34,244,317	9,701,572
Loss from operations	(31,348,658)	(9,147,890)
Other income (expense):
Interest expense	(3,663,921)	(1,599,518)
Other non-operating income (expenses)	1,554,502	32,754
Total other income (expense), net	(2,109,419)	(1,566,764)
Income tax benefit (provision)	1,100,120	(13,641)
Net loss	$(32,357,957)	$(10,728,295)

Weighted average common shares outstanding - basic and diluted	7,689,215	664,167
Net loss per common share - basic and diluted	$(4.21)	$(16.15)

See the accompanying notes to the consolidated financial statements

DIGITAL BRANDS GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Series Seed		Series A		Series A-2		Series A-3		Series CF		Series B				Additional			Total
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Subscription	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Deficit

Balances at December 31, 2019	20,714,518	$2,071	5,654,072	$565	5,932,742	$593	8,223,036	$823	126,641	$12	—	$—	664,167	$66	$15,486,050	$(22,677)	$(22,617,702)	$(7,150,199)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	144,775	—	—	144,775
Issuance of Series CF preferred stock	—	—	—	—	—	—	—	—	709,690	71	—	—	—	—	309,679	—	—	309,750
Issuance of Series A-3 preferred stock	—	—	—	—	—	—	809,294	81	—	—	—	—	—	—	428,845	22,677	—	451,603
Issuance of Series B preferred stock	—	—	—	—	—	—	—	—	—	—	20,754,717	2,075	—	—	10,997,925	—	—	11,000,000
Offering costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(69,470)	—	—	(69,470)
Fair value of warrant issuances - venture debt	—	—	—	—	—	—	—	—	—	—	—	—	—	—	184,191	—	—	184,191
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(10,728,295)	(10,728,295)
Balances at December 31, 2020	20,714,518	2,071	5,654,072	565	5,932,742	593	9,032,330	904	836,331	83	20,754,717	2,075	664,167	66	27,481,995	—	(33,345,997)	(5,857,645)
Conversion of preferred stock into common stock	(20,714,518)	(2,071)	(5,654,072)	(565)	(5,932,742)	(593)	(9,032,330)	(904)	(836,331)	(83)	(20,754,717)	(2,075)	4,027,181	403	5,888	—	—	—
Issuance of common stock in public offering	—	—	—	—	—	—	—	—	—	—	—	—	2,409,639	241	9,999,761	—	—	10,000,002
Offering costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,116,957)	—	—	(2,116,957)
Exercise of over-allotment option, net of offering costs	—	—	—	—	—	—	—	—	—	—	—	—	361,445	36	1,364,961	—	—	1,364,997
Conversion of debt into common stock	—	—	—	—	—	—	—	—	—	—	—	—	1,135,153	114	2,680,175	—	—	2,680,289
Conversion of related party notes and payables into common stock	—	—	—	—	—	—	—	—	—	—	—	—	152,357	15	257,500	—	—	257,515
Common stock issued in connection with business combination	—	—	—	—	—	—	—	—	—	—	—	—	3,294,309	329	11,428,409	—	—	11,428,738
Exercise of warrants	—	—	—	—	—	—	—	—	—	—	—	—	386,881	39	1,768,007	—	—	1,768,046
Common stock issued pursuant to consulting agreements	—	—	—	—	—	—	—	—	—	—	—	—	241,459	24	595,476	—	—	595,500
Issuance of common stock pursuant to equity line of credit	—	—	—	—	—	—	—	—	—	—	—	—	126,356	13	367,683	—	—	367,696
Common stock and warrants issued in connection with notes	—	—	—	—	—	—	—	—	—	—	—	—	130,000	13	501,645	—	—	501,658
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	72,743	7	4,278,330	—	—	4,278,337
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(32,357,957)	(32,357,957)
Balances at December 31, 2021	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	13,001,690	$1,300	$58,612,873	$—	$(65,703,954)	$(7,089,781)

See the accompanying notes to the consolidated financial statements

DIGITAL BRANDS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(32,357,957)	$(10,728,295)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,220,736	603,857
Amortization of loan discount and fees	1,382,222	241,878
Stock-based compensation	4,800,337	144,775
Fees incurred in connection with debt financings	560,309	—
Change in fair value of warrant liability	11,958	(2,353)
Change in fair value of derivative liability	(910,204)	—
Change in fair value of contingent consideration	8,764,460	—
Deferred income tax benefit	(1,100,120)	—
Impairment of intangible assets	3,400,000	784,500
Gain on forgiveness of PPP loans	(407,994)	—
Loss on disposal of property and equipment	—	848,927
Change in credit reserve	36,893	(207,666)
Changes in operating assets and liabilities:
Accounts receivable, net	150,288	1,947
Due from factor, net	(399,701)	1,616,939
Inventory	(911,293)	3,202,350
Prepaid expenses and other current assets	(151,917)	168,589
Accounts payable	456,690	673,263
Accrued expenses and other liabilities	834,489	(591,028)
Deferred revenue	4,882	(13,564)
Due to related parties	(63,550)	178,026
Accrued interest	461,113	1,016,268
Net cash used in operating activities	(14,218,359)	(2,061,587)
Cash flows from investing activities:
Cash acquired (consideration) pursuant to business combination	(5,936,757)	106,913
Purchase of property, equipment and software	(43,179)	(864)
Deposits	(31,117)	98,835
Net cash provided by (used in) investing activities	(6,011,053)	204,884
Cash flows from financing activities:
Proceeds from related party advances	—	22,856
Repayments to factor	(41,200)	(1,931,369)
Proceeds from venture debt	—	1,050,000
Issuance of loans payable	2,779,910	1,701,044
Repayments of promissory notes and loans payable	(2,006,628)	—
Issuance of convertible notes payable	8,433,650	1,250,308
Proceeds from initial public offering	10,000,002	—
Exercise of over-allotment option with public offering, net	1,364,997	—
Exercise of warrants	1,768,046	—
Proceeds from sale of Series A-3 preferred stock	—	428,926
Subscription receivable from Series A-3 preferred stock	—	22,677
Proceeds from sale of Series CF preferred stock	—	309,750
Offering costs	(2,116,957)	(461,972)
Net cash provided by financing activities	20,181,820	2,392,220
Net increase in cash and cash equivalents	(47,592)	535,517
Cash and cash equivalents at beginning of year	575,986	40,469

Cash and cash equivalents at end of year	$528,394	$575,986

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$902,089	$—

Supplemental disclosure of non-cash investing and financing activities:
Conversion of preferred stock into common stock	$6,291	$—
Conversion of related party notes and payables into common stock	$257,515	$—
Conversion of debt into common stock	$2,680,289	$—
Derivative liability in connection with convertible note	$3,204,924	$—
Common shares issued pursuant to equity line of credit	$367,696	$—
Conversion of contingent consideration into common stock	$73,500	$—
Venture debt issued in exchange of forgiveness of accrued interest	$—	$209,211
Warrants issued for offering costs	$—	$918
Warrants issued with venture debt	$—	$184,191
Issuance of promissory note payable in acquisition	$—	$4,500,000
Issuance of Series B preferred stock in acquisition	$—	$11,000,000

See the accompanying notes to the consolidated financial statements

DIGITAL BRANDS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Reverse Stock Split

On May 12, 2021, the Board of Directors approved a one-for-15.625 reverse stock split of its issued and outstanding shares of common stock and a proportional adjustment to the existing conversion ratios for each series of the Company’s preferred stock (see Note 8). Accordingly, all share and per share amounts for all periods presented in the accompanying consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect this reverse stock split and adjustment of the preferred stock conversion ratios.

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

NOTE 2: GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated profits since inception, has sustained net losses of $32,357,957 and $10,728,295 for the years ended December 31, 2021 and 2020, respectively, and has incurred negative cash flows from operations for the years ended December 31, 2021 and 2020. The Company has historically lacked liquidity to satisfy obligations as they come due and as of December 31, 2021, and the Company had a working capital deficit of $30,270,932. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company expects to continue to generate operating losses for the foreseeable future. The accompanying consolidated financial statements do not include any adjustments as a result of this uncertainty.

Management Plans

In August 2021, the Company entered into an equity line of credit agreement which the investor is committed to purchase up to $17,500,000 of the Company’s common stock (see Note 8). The Company plans to utilize multiple drawdowns on this agreement, subject to satisfying a registration rights agreement and other restrictions, some of which is out of the Company’s control.

Throughout the next twelve months, the Company intends to fund its operations primarily from the funds raised through the equity line of credit agreement, if available. Through the issuance date of these consolidated financial statements, the Company has not been able to drawdown on the agreement and has received no financings from the agreement. The Company may pursue secondary offerings or debt financings to provide working capital and satisfy debt obligations.

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

Principles of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Bailey, H&J and Stateside from the dates of acquisition. All inter-company transactions and balances have been eliminated on consolidation.

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

Cash and Equivalents and Concentration of Credit Risk

The Company considers all highly liquid securities with an original maturity of less than three months to be cash equivalents. As of December 31, 2021 and 2020, the Company did not hold any cash equivalents. The Company’s cash and cash equivalents in bank deposit accounts, at times, may exceed federally insured limits of $250,000.

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

	Fair Value Measurements
	as of December 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$—	$18,223	$—	$18,223
Contingent consideration	—	—	12,179,476	12,179,476
Derivative liability	—	—	2,294,720	2,294,720
	$—	$18,223	$14,474,196	$14,492,419

	Fair Value Measurements
	as of December 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$—	$—	$6,265	$6,265
	$—	$—	$6,265	$6,265

Warrant Liability

Certain of the Company’s common stock warrants are carried at fair value. As of December 31, 2020, the fair value of the Company’s common stock warrant liabilities was measured under the Level 3 hierarchy using the Black-Scholes pricing model as the Company’s underlying common stock had no observable market price (see Note 10). The warrant liability was valued using a market approach. Upon the IPO, the warrant liabilities were valued using quoted prices of identical assets in active markets, and was reclassified under the Level 2 hierarchy. Changes in common stock warrant liability during the year ended December 31, 2021 are as follows:

Warrant
Liability
Outstanding as of December 31, 2020	$6,265
Change in fair value	11,958
Outstanding as of December 31, 2021	$18,223

Contingent Consideration

The Company records a contingent consideration liability relating to stock price guarantees included in its acquisition and consulting agreements. The estimated fair value of the contingent consideration is recorded using significant unobservable measures and other fair value inputs and is therefore classified as a Level 3 financial instrument.

The fair value of the contingent consideration liability related to the Company’s business combinations is valued using the Monte Carlo simulation model. The Monte Carlo simulation inputs include the stock price, volatility of common stock, timing of settlement and resale restrictions and limits. The fair value of the contingent consideration is then calculated based on guaranteed equity values at settlement as defined in the acquisition agreements. Changes in contingent consideration liability during the year ended December 31, 2021 are as follows:

Contingent
Consideration
Liability
Balance as of December 31, 2020	$—
Initial recognition in connection with acquisition of Harper & Jones	3,421,516
Stock price guarantee per consulting agreement	67,000
Conversion into shares	(73,500)
Change in fair value	8,764,460
Outstanding as of December 31, 2021	$12,179,476

Derivative Liability

In connection with the Company’s convertible notes with Oasis Capital, LLC (“Oasis”) and FirstFire Global Opportunities Fund, LLC (“FirstFire”), the Company recorded a derivative liability (see Note 7). The estimated fair value of the derivative liability is recorded using significant unobservable measures and other fair value inputs and is therefore classified as a Level 3 financial instrument.

The fair value of the derivative liability is valued using a multinomial lattice model. The multinomial lattice inputs include the underlying stock price, volatility of common stock and remaining term of the convertible note. Changes in derivative liability during the year ended December 31, 2021 are as follows:

Derivative
Liability
Outstanding as of December 31, 2020	$—
Initial fair value on issuance of convertible note	3,204,924
Change in fair value	(910,204)
Outstanding as of December 31, 2021	$2,294,720

Change in fair value of the derivative liability is included in other non-operating income (expense), net in the consolidated statements of operations.

Inventory

Inventory is stated at the lower of cost or net realizable value and accounted for using the weighted average cost method for DSTLD and first-in, first-out method for Bailey and Stateside. The inventory balances as of December 31, 2021 and 2020 consist substantially of finished good products purchased or produced for resale, as well as any raw materials the Company purchased to modify the products and work in progress.

Property, Equipment, and Software

Property, equipment, and software are recorded at cost. Depreciation/amortization is recorded for property, equipment, and software using the straight-line method over the estimated useful lives of assets. The Company reviews the recoverability of all long-lived assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset might not be recoverable. The balances at December 31, 2021 and 2020 consist of software with three (3) year lives, property and equipment with three (3) to ten (10) year lives, and leasehold improvements which are depreciated over the shorter of the lease life or expected life.

Depreciation and amortization charges on property, equipment, and software are included in general and administrative expenses and amounted to $92,213 and $283,024 for the years ended December 31, 2021 and 2020, respectively.

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

In the first quarter of 2021, management performed its annual qualitative impairment test. The Company determined no factors existed to conclude that it is more likely than not that the fair value of the reporting unit was less than its carrying amount. As such, no goodwill impairment was recognized as of December 31, 2021.

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

At September 30, 2020, management determined that certain events and circumstances occurred, primarily the reduction in revenues due to COVID-19, that indicated that the carrying value of the Company’s brand name asset may, pertaining to Bailey44, not be recoverable. As such, the Company compared the estimated fair value of the brand name with its carrying value and recorded an impairment loss of $784,500 in the consolidated statements of operations.

At December 31, 2021, management determined that certain events and circumstances occurred, primarily the continued reduction in revenues partially as a result of COVID-19, that indicated that the carrying value of the Company’s brand name asset may pertaining to Bailey44 not be recoverable. As such, the Company compared the estimated fair value of the brand name with its carrying value and recorded an impairment loss of $3,400,000 in the consolidated statements of operations.

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

The reserve for returns totaled $33,933 and $5,229 as of December 31, 2021 and 2020, respectively, and is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

Cost of Revenues

Cost of revenues consists primarily of inventory sold and related freight-in.

Shipping and Handling

The Company recognizes shipping and handling billed to customers as a component of net revenues, and the cost of shipping and handling as distribution costs. Total shipping and handling billed to customers as a component of net revenues was approximately $23,000 and $3,900 for the years ended December 31, 2021 and 2020, respectively. Total shipping and handling costs included in distribution costs were approximately $423,000 and $246,000, respectively.

Advertising and Promotion

Advertising and promotional costs are expensed as incurred. Advertising and promotional expense for the years ended December 31, 2021 and 2020 amounted to approximately $240,000 and $146,000, respectively. The amounts are included in sales and marketing expense.

Common Stock Purchase Warrants and Other Derivative Financial Instruments

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedging relationships and the types of relationships designated are based on the exposures hedged. At December 31, 2021 and 2020, the Company did not have any derivative instruments that were designated as hedges.

Stock Option and Warrant Valuation

Stock option and warrant valuation models require the input of highly subjective assumptions. The fair value of stock-based payment awards was estimated using the Black-Scholes option model. For warrants and stock options issued to non- employees, the Company accounts for the expected life based on the contractual life of the warrants and stock options. For employees, the Company accounts for the expected life of options in accordance with the “simplified” method, which is used for “plain-vanilla” options, as defined in the accounting standards codification. The simplified method is based on the average of the vesting tranches and the contractual life of each grant. For stock price volatility, the Company uses comparable public companies as a basis for its expected volatility to calculate the fair value of options grants. The risk-free interest rate was determined from the implied yields of U.S. Treasury zero-coupon bonds with a remaining life consistent with the expected term of the options. The number of stock award forfeitures are recognized as incurred.

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

The Company measures employee stock-based awards at grant-date fair value and recognizes employee compensation expense on a straight-line basis over the vesting period of the award. Determining the appropriate fair value of stock-based awards requires the input of subjective assumptions, including the fair value of the Company’s common stock, and for stock options, the expected life of the option, and expected stock price volatility. The Company used the Black-Scholes option pricing model to value its stock option awards. The assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and management uses different assumptions, stock-based compensation expense could be materially different for future awards.

Deferred Offering Costs

The Company complies with the requirements of ASC 340, Other Assets and Deferred Costs, with regards to offering costs. Prior to the completion of an offering, offering costs are capitalized. The deferred offering costs are charged to additional paid-in capital or as a discount to debt, as applicable, upon the completion of an offering or to expense if the offering is not completed. As of December 31, 2020, the Company had capitalized $214,647 in deferred offering costs. Upon completion of the IPO in May 2021, all capitalized deferred offering costs were charged to additional paid-in capital. As of December 31, 2021, the Company capitalized $367,696 in deferred offering costs pertaining to its equity line of credit agreement with Oasis (Note 8).

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

Net Loss per Share

Net earnings or loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period, excluding shares subject to redemption or forfeiture. The Company presents basic and diluted net earnings or loss per share. Diluted net earnings or loss per share reflect the actual weighted average of common shares issued and outstanding during the period, adjusted for potentially dilutive securities outstanding. Potentially dilutive securities are excluded from the computation of the diluted net loss per share if their inclusion would be anti-dilutive. As all potentially dilutive securities are anti-dilutive as of December 31, 2021 and 2020, diluted net loss per share is the same as basic net loss per share for each year. Potentially dilutive items outstanding as of December 31, 2021 and 2020 are as follows:

	December 31,
	2021	2020
Convertible notes	4,791,192	—
Series Seed Preferred Stock (convertible to common stock)	—	20,714,518
Series A Preferred Stock (convertible to common stock)	—	5,654,072
Series A-2 Preferred Stock (convertible to common stock)	—	5,932,742
Series CF Preferred Stock (convertible to common stock)	—	836,331
Series A-3 Preferred Stock (convertible to common stock)	—	9,032,330
Series B Preferred Stock (convertible to common stock)	—	20,754,717
Common stock warrants	3,580,116	914,539
Preferred stock warrants	—	806,903
Stock options	3,895,103	1,163,103
Total potentially dilutive shares	12,266,411	65,809,254

The potentially dilutive shares pertaining to the Company’s outstanding convertible notes was calculated based on the assumed conversion abilities as of December 31, 2021. The ultimate number of shares for which the notes can convert into is indeterminable.

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

Concentrations

The Company utilized two vendors that made up 40% of all inventory purchases during the year ended December 31, 2021 and three vendors that made up 100% of all inventory purchases during the year ended December 31, 2020. The loss of one of these vendors, may have a negative short-term impact on the Company’s operations; however, we believe there are acceptable substitute vendors that can be utilized longer-term.

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

Of the shares of Parent Stock issued in connection with the Merger, 16,603,773 shares were delivered on the effective date of the Merger (the “Initial Shares”) and 4,150,944 shares were held back solely, and only to the extent necessary, to satisfy any indemnification obligations of Bailey or the Holders pursuant to the terms of the Merger Agreement (the “Holdback Shares”).

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

As of December 31, 2021, the Company has a contingent consideration liability of $7,935,016 based on the valuation shortfall as noted above. See Note 3.

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

The Company has made an allocation of the purchase price in regard to the acquisition related to the assets acquired and the liabilities assumed as of the purchase date. The following table summarizes the purchase price allocation:

Purchase Price
Allocation
Cash and cash equivalents	$24,335
Accounts receivable, net	49,472
Inventory	77,159
Prepaid expenses	69,715
Deposits	4,416
Property, equipment and software, net	83,986
Goodwill	9,681,548
Intangible assets	3,936,030
Accounts payable	(51,927)
Accrued expenses and other liabilities	(107,957)
Deferred revenue	(269,848)
Due to related parties	(1,361)
Loan payable	(148,900)
Note payable - related party	(299,489)
Deferred tax liability	(1,100,120)
Purchase price consideration	$11,947,058

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

The Company recorded an initial contingent consideration liability at a fair value of $3,421,516 based on the valuation shortfall noted above. As of December 31, 2021, the H&J contingent consideration was valued at $4,244,460. See Note 3.

The results of H&J have been included in the consolidated financial statements since the date of acquisition. H&J’s net revenue and net loss included in the consolidated financial statements since the acquisition date were approximately $1,860,000 and $390,000, respectively.

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

The Company has made an allocation of the purchase price in regard to the acquisition related to the assets acquired and the liabilities assumed as of the purchase date. The following table summarizes the purchase price allocation:

Purchase Price
Allocation
Cash and cash equivalents	$32,700
Accounts receivable, net	154,678
Due from factor, net	371,247
Inventory	603,625
Prepaid expenses	7,970
Deposits	9,595
Goodwill	2,104,056
Intangible assets	5,939,140
Accounts payable	(374,443)
Accrued expenses and other liabilities	(445,372)
Purchase price consideration	$8,403,196

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

Per the terms of the MIPA, a working capital adjustment of $493,791 was recorded during the fourth quarter. Net amounts due to the seller are $396,320 at December 31, 2021 (Note 7).

The results of Stateside have been included in the consolidated financial statements since the date of acquisition. Stateside’s net revenue and net loss included in the consolidated financial statements since the acquisition date were approximately $1,695,000 and $285,000, respectively.

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

	Year Ended
	December 31,
	2021	2020
Net revenues	$11,834,601	$12,989,493
Net loss	$(33,259,224)	$(12,761,206)
Net loss per common share	$(4.33)	$(19.21)

NOTE 5: DUE FROM FACTOR

The Company, via its subsidiaries, Bailey and Stateside, assigns a portion of its trade accounts receivable to third- party factoring companies, who assumes the credit risk with respect to the collection of non-recourse accounts receivable. The Company may request advances on the net sales factored at any time before their maturity date, and up to 50% of eligible finished goods inventories based on the terms of one of our agreements that terminated in 2021. The factor charges a commission on the net sales factored for credit and collection services. For one factoring company, interest on advances is charged as of the last day of each month at a rate equal to the LIBOR rate plus 2.5% for Bailey. For Stateside, should total commission and fees payable be less than $30,000 in a single year, then the factor shall charge the difference between the actual fees in said year and $30,000 to the Company. Interest on advances is charged as of the last day of each month at a rate equal to the greater of either, (a) the Chase Prime Rate + (2.0)% or (b) (4.0)% per annum. For another factoring company, interest is charged at one-thirty-third (1/33) of one percent per day, such rate to increase or decrease in accordance with changes in the “Prime Rate”, which such prime rate to be deemed to be 4.25% on the date of the agreement.

Advances are collateralized by a security interest in substantially all of the companies’ assets.

Due to/from factor consist of the following:

	December 31,
	2021	2020
Outstanding receivables:
Without recourse	$579,295	$151,158
With recourse	361,584	42,945
Advances	121,617	56,246
Credits due customers	(77,208)	(40,316)
	$985,288	$210,033

NOTE 6: GOODWILL AND INTANGIBLE ASSETS

The Company recorded $6,479,218 in goodwill from the Bailey business combination in February 2020, $9,681,548 in goodwill from the H&J business combination in May 2021 and $1,610,265 in goodwill from the Stateside business combination in August 2021. In the fourth quarter of 2021, the Company recorded an additional $493,791 in Stateside goodwill based on the final purchase price allocation.

The following table summarizes information relating to the Company’s identifiable intangible assets as of December 31, 2021:

	Gross	Accumulated	Carrying
	Amount	Amortization	Value
Amortized:
Customer relationships	$6,453,750	$(1,449,357)	$5,004,393
	6,453,750	(1,449,357)	5,004,393

Indefinite-lived:
Brand name	$7,836,920	—	7,836,920
	$14,290,670	$(1,449,357)	$12,841,313

Due to the effects of COVID-19 and revenue levels not recovering as quickly as anticipated and related uncertainty which affected Bailey’s results and near-term demand for its products, the Company determined that there were indications for further impairment analysis in both 2020 and 2021.

During the years ended December 31, 201 and 2020, the Company recorded impairment losses of $3,400,000 and $784,500 for the intangible asset as management determined circumstances existed that indicated the carrying value may not be recoverable. The impairment analysis was based on the relief from royalty method using projected revenue estimates and discounts rates believed to be appropriate.

Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates and market factors. The discount rate, revenue assumptions and terminal growth rate of our reporting unit were the material assumptions utilized in the model used to estimate the fair value of the Bailey unit. The analysis requires estimates, assumptions and judgments about future events. Our analysis uses our internally generated long-range plan. The long-range plan reflects management judgment, which includes observation of expected industry trends.

The Company recorded amortization expense of $1,128,524 and $320,833 during the years ended December 31, 2021 and 2020, respectively, which is included in general and administrative expenses in the consolidated statements of operations.

Future amortization expense at December 31, 2020 is as follows:

Year Ending December 31,
2022	2,151,250
2023	1,830,417
2024	1,022,726
$5,004,393

NOTE 7: LIABILITIES AND DEBT

Accrued Expenses and Other Liabilities

The Company accrued expenses and other liabilities line in the consolidated balance sheets is comprised of the following as of December 31, 2021 and 2020:

	December 31,
	2021	2020
Accrued expenses	$213,740	$92,074
Reserve for returns	33,933	5,229
Payroll related liabilities	1,204,665	843,704
Sales tax liability	268,723	196,410
Due to seller	396,320	—
Other liabilities	119,764	108,230
	$2,237,145	$1,245,646

Due to seller represents amounts to the seller owed pursuant the Stateside Acquisition after certain purchase price adjustments were made in the fourth quarter of 2021.

Certain liabilities including sales tax and payroll related liabilities maybe be subject to interest in penalties. As of December 31, 2021 and 2020, payroll related labilities included approximately $262,000 and $152,000 in estimated penalties associated with accrued payroll taxes.

Venture Debt

In March 2017, the Company entered into a senior credit agreement with an outside lender for up to $4,000,000, dependent upon the achievement of certain milestones. Through various amendments to the agreement, the credit agreement has been increased to approximately $6,000,000. The loan bears interest at 12.5% per annum, compounded monthly, plus fees currently at $5,000 per month. In March 2021, the Company and the lender agreed to extend the maturity date of the credit agreement to December 31, 2022, with certain payments due as follows. If the Company consummated a follow on public offering on or before July 31, 2021, the Company was required to make a $3,000,000 payment on the loan within five business days after such public offering. In addition, if the Company consummated an additional follow-on offering thereafter on or before September 30, 2021, the Company was required to make another $3,000,000 payment on the loan within five business days after such public offering. If the Company did not consummate the initial follow on offering or, if the Company did not consummate the aforementioned second follow-on offering by September 30, 2021, the Company was required to make a $300,000 payment on the loan by September 30, 2021. As of the filing date of these financial statements, the Company and the lender agreed to defer the September 30, 2021 payment to the maturity date of the loan, December 31, 2022. As of the filing date, of these financial statements, all defaults were cured and there are no additional expected defaults in the next twelve months.

The Company’s credit agreement contains negative covenants that, subject to significant exceptions, limit its ability, among other things to make restricted payments, pledge assets as security, make investments, loans, advances,  guarantees and acquisitions, or undergo other fundamental changes. A breach of any of these covenants could result in a default under the credit facility and permit the lender to cease making loans to the Company. If for whatever reason the Company has insufficient liquidity to make scheduled payments under the Company’s credit facility or to repay such indebtedness by the schedule maturity date, the Company would seek the consent of the Company’s senior lender to modify such terms. Although the Company’s senior lender has previously agreed to seven prior modifications of the Company’s credit agreement, there is no assurance that the senior lender will agree to any such modification and could then declare an event of default. Upon the occurrence of an event of default under the credit agreement, the lender could elect to declare all amounts outstanding thereunder to be immediately due and payable. The Company has pledged all of its assets as collateral under the Company’s credit facility. If the lender accelerates the repayment of borrowings, the Company may not have sufficient assets to repay them and the Company could experience a material adverse effect on its financial condition and results of operations.

Repayment is accelerated upon a change in control, as defined in the agreement. The loan is senior to all other debts and obligations of the Company, is collateralized by all assets of the Company, and shares of the Company’s common stock pledged by officers of the Company.

As of December 31, 2021 and 2020, the gross loan balance was $6,001,755.During 2020, the gross balance increased by $1,459,211 resulting from cash disbursed to the Company and considerations for outstanding interest.

The lender was also granted warrants to purchase common stock representing 1% of the fully diluted capitalization of the Company for each $1,000,000 of principal loaned under the agreement, which was increased to 1.358% during 2019. During the year ended December 31, 2020, the Company granted 493,462 common stock warrants, to the lender with an exercise price of $2.50 per share and a ten-year contractual life.  The warrants were valued at $184,191. The relative fair value of the warrants is initially recorded as a discount to the note, which were amortized over its term of the then existing note prior to amendment. See Note 10 for further detail.

For the years ended December 31, 2021 and 2020, $147,389 and $241,878 of these loan fees and discounts from warrants were amortized to interest expense, leaving unamortized balances of $0 and $147,389 as of December 31, 2021 and 2020, respectively.

Interest expense for the years ended December 31, 2021 and 2020 was $825,219 and $770,277, respectively. Effective interest rate on the loan for the years ended December 31, 2021 and 2020 was 13.7% and 14.6%, respectively.

Convertible Debt

2020 Regulation CF Offering

During the year ended December 31, 2020, the Company received gross proceeds of $450,308 from a Regulation CF convertible debt offering. In 2021, the Company received additional gross proceeds of $473,650. Interest was 6% per annum and the debt was due October 30, 2022.

Upon closing of the IPO, the outstanding principal and accrued and unpaid interest of $16,942 was converted into 319,661 shares of common stock based on the terms of the notes. Total issuances costs were $69,627, which was recognized as a debt discount and was amortized in 2021 through the date of IPO when such debt converted. During the year ended December 31, 2021, $27,894 of the debt discount was amortized to interest expense.

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

Upon closing of the IPO, $755,000 in outstanding principal and approximately $185,000 of the accrued and unpaid interest was converted into 453,437 shares of common stock. As of December 31, 2021, there was $100,000 remaining in outstanding principal that was not converted into equity.

During the year ended December 31, 2021, $100,000 of the debt discount was amortized to interest expense. The Company recorded an additional $132,609 in default interest expense upon conversion of these notes.

2019 Regulation D Offering

For the year ended December 31, 2019, the Company received gross proceeds of $799,280 from a Regulation D convertible debt offering. The debt accrued interest at a rate of 12% per annum with a maturity date of thirty-six months from the date of issuance. The debt was contingently convertible and contained both automatic and optional conversions. The debt converted automatically upon an initial public offering at $2.19 per share. If, prior to maturity there is a change in control event, the holders of a majority of the debt could vote to convert two times the value of the principle, with accrued interest being eliminated, at 1) the fair market value of the company’s common stock at the time of such conversion, 2) $2.19 per share, 3) dividing the valuation cap ($9,000,000) by the pre-money fully diluted capitalization.

Upon closing of the IPO, the outstanding principal was converted into 362,055 shares of common stock.

Convertible Promissory Notes

On August 27, 2021, the Company entered into a Securities Purchase Agreement with Oasis Capital, LLC (“Oasis Capital”) further to which Oasis Capital purchased a senior secured convertible note (the “Oasis Note”), with an interest rate of 6% per annum, having a face value of $5,265,000 for a total purchase price of $5,000,000, secured by all assets of the Company.

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

On October 1, 2021, the Company entered into an Amended and Restated Securities Purchase Agreement with FirstFire Global Opportunities Fund, LLC (“FirstFire”) and Oasis Capital further to which FirstFire purchased a Senior Secured Convertible Promissory Note (the “First FirstFire Note”), with an interest rate of 6% per annum, having a face value of $1,575,000 for a total purchase price of $1,500,000, secured by all assets of the Company.

The First FirstFire Note, in the principal amount of $1,575,000, bears interest at 6% per annum and is due and payable 18 months from the date of issuance, unless sooner converted. The First FirstFire Note is convertible at the option of FirstFire into shares of the Company’s common stock at a conversion price (the “First FirstFire Conversion Price”) which is the lesser of (i) $3.952, and (ii) 90% of the average of the two lowest volume-weighted average prices during the five consecutive trading day period preceding the delivery of the notice of  conversion. FirstFire is not permitted to submit conversion notices in any thirty day period having conversion amounts equaling, in the aggregate, in excess of $500,000. If the First FirstFire Conversion Price set forth in any conversion notice is less than $3.00 per share, we, at our sole option, may elect to pay the applicable conversion amount in cash rather than issue shares of the Company’s common stock. In connection with the issuance of the First FirstFire Note, the Company, Oasis Capital and FirstFire amended the Security Agreement to grant FirstFire a similar security interest in substantially all of our assets to secure the obligations under the First FirstFire Note. The Company, Oasis Capital and FirstFire also amended the Registrations Right Agreement (“RRA”) to join FirstFire as a party thereto and to include the shares of the Company’s common stock issuable under the First FirstFire Note as registrable securities.

On November 16, 2021, the Company entered into a Securities Purchase Agreement with FirstFire further to which FirstFire purchased a Senior Secured Convertible Promissory Note (the “Second FirstFire Note” and together with the First FirstFire Note, the “FirstFire Notes”), with an interest rate of  6% per annum,  having a face value of $2,625,000 for a total purchase price of $2,500,000.

The Second FirstFire Note is convertible at the option of FirstFire into shares of the Company’s common stock at a conversion price (the “Second FirstFire Conversion Price”) which is the lesser of (i) $4.28, and (ii) 90% of the average of the two lowest volume-weighted average prices during the five consecutive trading day period preceding the delivery of the notice of conversion. FirstFire is not permitted to submit conversion notices in any thirty day period having conversion amounts equaling, in the aggregate, in excess of $500,000. If the Second FirstFire Conversion Price set forth in any conversion notice is less than $3.29 per share, the Company, at its sole option, may elect to pay the applicable conversion amount in cash rather than issue shares of its common stock. In addition, the Company entered into an amendment to the RRA, dated  November 16, 2021. The RRA, as amended, provides that the Company shall file a registration statement registering the shares of common stock issuable upon conversion of the FirstFire Notes, and the Waiver Shares by November 30, 2021 and use best efforts to cause such registration statement to be effective with the SEC no later than 120 days from the date of  the FirstFire Note. The Company filed such registration statement in December 2021 and it became effective in January 2022.

The Company evaluated the terms of the conversion features of the Oasis and FirstFire Notes as noted above in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock, and determined they are not indexed to the Company’s common stock and that the conversion features meet the definition of a liability. The notes contain an indeterminate number of shares to settle with conversion options outside of the Company’s control. Therefore, the Company bifurcated the conversion feature and accounted for it as a separate derivative liability. Upon issuance of the Oasis and FirstFire Notes, the Company recognized a derivative liability at an aggregate fair value of $3,204,924, which is recorded as a debt discount and will amortized over the life of the note.

The following is a summary of the Oasis and FirstFire Notes for the year ended December 31, 2021:

		Unamorized	Convertible Note
	Principal	Debt Discount	Payable, Net
Balance, December 31, 2020	$—	$—	$—
Issuance of Oasis note, net of issuance costs	5,265,000	(715,000)	4,550,000
Issuance of FirstFire First note, net of issuance costs	1,575,000	(315,000)	1,260,000
Issuance of Second FirstFire note, net of issuance costs	2,625,000	(530,000)	2,095,000
Derivative liability in connection with notes	—	(3,204,924)	(3,204,924)
Amortization of debt discount	—	801,538	801,538
Balance, December 31, 2021	$9,465,000	$(3,963,386)	$5,501,614

The original issue discount and issuance costs for the Oasis and FirstFire Notes totaled $1,560,000, which were recognized as a debt discount and will be amortized over the life of the notes.

During the year ended December 31, 2021, the Company amortized $801,538 of debt discount to interest expense. As of December 31, 2021, the net balance of the Oasis and FirstFire Notes, after unamortized debt discount of $3,963,386, was $5,501,614.

Interest expense for the year ended December 31, 2021 was $148,613.

Loan Payable — PPP and SBA Loan

In April 2020, the Company and Bailey each entered into a loan with a lender in an aggregate principal amount of $203,994 and $1,347,050, respectively, pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security (CARES) Act. In February 2021, Bailey entered into an 2nd Round PPP Loan for a principal amount of $1,347,050. In May 2021, the Company entered into an 2nd Round PPP loan for a principal amount of $204,000.The PPP Loans are evidenced by a promissory note (“Note”). Subject to the terms of the Note, the PPP Loans bear interest at a fixed rate of one percent (1%) per annum, with the first six months of interest deferred, has an initial term of two years, and is unsecured and guaranteed by the Small Business Administration. The Company may apply to the Lender for forgiveness of the PPP Loan, with the amount which may be forgiven equal to the sum of payroll costs, covered rent, and covered utility payments incurred by the Company during the applicable forgiveness period, calculated in accordance with the terms of the CARES Act. The Note provides for customary events of default including, among other things, cross-defaults on any other loan with the lender. The PPP Loans may be accelerated upon the occurrence of an event of default. The loan proceeds were used for payroll and other covered payments including general operating costs. In December 2021, the Company received notification that both its PPP Loans of $203,994 and $204,000 were approved for full forgiveness. As such, $407,994 was recorded as other non-operating income in the consolidated financial statements. The Bailey PPP Loans have been submitted for forgiveness and is expected to be forgiven in part based on current information available; however, formal forgiveness has not yet occurred as of the date of these financial statements.

The CARES Act additionally extended COVID relief funding for qualified small businesses under the Economic Injury Disaster Loan (EIDL) assistance program. On June 25, 2020 the Company was notified that their EIDL application was approved by the Small Business Association (SBA). Per the terms of the EIDL agreement, the Company received total proceeds of $150,000. The Loan matures in thirty years from the effective date of the Loan and has a fixed interest rate of 3.75% per annum. As of December 31, 2021, Harper & Jones had an outstanding loan under the EIDL program of $148,900.

Loan Payable

In May 2021, H&J entered into a loan payable with a bank and received proceeds of $75,000. The line bears interest at 7.76% and matures in December 2025. As of December 31, 2021, the outstanding balance was $72,269.

In December 2021, H&J entered into a merchant advance loan for a principal amount of $153,860 and received proceeds of $140,000.  The loan bears interest at 9.9% and matures in June 2023.  As of December 31, 2021, the outstanding balance was $149,962.

Note Payable – Related Party

As of December 31, 2021, H&J had an outstanding note payable of $299,489 owned by the H&J Seller. The note matures on July 10, 2022 and bears interest at 12% per annum.

Promissory Note Payable

As noted in Note 4, the Company issued a promissory note in the principal amount of $4,500,000 to the Bailey Holders pursuant to the Bailey acquisition. In February 2021, the maturity date of the agreement was extended from December 31, 2020 to July 31, 2021. Upon the IPO closing in May 2021, the Company repaid $1,000,000 of the outstanding principal on this note in May 2021. In August 2021, the maturity date was further extended to December 31, 2022. The Company is required to make prepayments of $2,000,000 to $4,000,000 if the Company completes a secondary public offering. If a public offering is not consummated before October 31, 2021 and June 30, 2022, the Company shall repay 10% of the outstanding principal at each date. The Company did not make any payments in October 2021, and the Company and the lender agreed to defer these payments to the maturity date of the loan, December 31, 2022.

The note incurs interest at 12% per annum. As of December 31, 3021, $3,500,000 remained outstanding.

Interest expense was $494,000 and $472,500 for the years ended December 31, 2021 and 2020, respectively, all of which was accrued and unpaid as of December 31, 2021.

In April 2021, the Company entered into a promissory note in the principal amount of $1,000,000. The Company received $810,000 in proceeds, net of issuance costs and original issue discount. Additionally, the Company issued 120,482 warrants to the lender, which was recorded as a debt discount at the time of the loan. The fair value of the warrants and shares recorded as a debt discount was $73,958. Upon the closing of the IPO, the note was repaid in full. The entire debt discount of $263,958 was amortized to interest expense upon repayment of the note.

NOTE 8: STOCKHOLDERS’ DEFICIT

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

Convertible Preferred Stock

Prior to the IPO, the Company designated its preferred stock as 20,714,518 shares of Series Seed Preferred Stock,14,481,413 shares of Series A Preferred Stock, 20,000,000 shares of Series A-2 Preferred Stock, 2,000,000 shares of Series CF Preferred Stock, 18,867,925 shares of Series A-3 Preferred Stock, 20,754,717 shares of Series B Preferred Stock and with 936,144 shares of preferred stock undesignated. The preferred stock were subject to an optional conversion right, where the preferred stock is convertible into fully paid and non-assessable shares of common stock at a 15.625:1 rate, with certain dilution protections.

During the year ended December 31, 2020, the Company issued 809,294 shares of Series A-3 Preferred Stock at a price of $0.53 and 709,690 shares of Series CF Preferred Stock at price per share of $0.52. In 2020, the also Company issued 20,754,717 shares of

Series B Preferred Stock to the Bailey Holders pursuant to the Bailey acquisition at a price per share of $0.53 for a total fair value of $11,000,000. See Note 4.

As of December 31, 2020, 20,714,518 shares of Series Seed Preferred Stock were issued and outstanding, 5,654,072 shares of Series A Preferred Stock were issued and outstanding, 5,932,742 shares of Series A-2 Preferred Stock were issued and outstanding, 836,331 shares of Series CF Preferred Stock were issued and outstanding, 9,032,330 shares of Series A-3 Preferred Stock were issued and outstanding, and 20,754,717 shares Series B Preferred Stock, all respectively.

Upon the closing of the Company’s IPO on May 18, 2021, all then-outstanding shares of Preferred Stock converted into an aggregate of 4,027,181 shares of common stock according to their terms.

Common Stock

The Company had 200,000,000 shares of common stock authorized with a par value of $0.0001 as of December 31, 2021.

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

As of December 31, 2021, the Company has not drawn down any portion of this commitment, leaving the entire $17,500,000 available under the equity line of credit, and for which the Company has agreed, pursuant to a registration rights agreement (the “Oasis Equity RRA”), to register the shares of common stock issuable further to the equity line of credit with the SEC before any such issuances. The actual number of shares that the Company may issue pursuant to the equity line of credit is not determinable as it is based on the market price of the Company’s common stock from time to time and the number of shares desired to put to Oasis Capital.

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

The Company is unable to drawdown on the EPA until the lowest traded price of the common stock in the five (5) trading days immediately preceding the respective put date exceeds $3.00.

2021 Transactions

There were no shares of common stock issued during 2020.

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

Pursuant to a consulting agreement, the Company issued 50,000 shares of common stock with a guaranteed equity value of $250,000. In connection with the agreement, the Company recorded a contingent consideration liability of $67,000. See Note 3. An additional 41,459 shares were issued upon settlement of the contingent liability.

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

In connection with the execution of the Oasis Capital EPA, the Company issued Oasis Capital 126,354 shares of common stock (the “Commitment Shares”). Upon nine months from the Execution Date, Oasis may return a portion of the Commitment Shares. As of December 31, 2021, the Company recorded the fair value of the Commitment Shares of $367,696 as deferred offering costs as no financings under the related EPA have occurred.

In connection with the Second FirstFire Note, in November 2021 the Company issued (a) 30,000 additional shares of common stock to FirstFire and (b) 100,000 additional shares of  common stock to Oasis Capital, as set forth in the waivers and consents (the “Waivers”), dated November 16, 2021 executed by each of FirstFire and Oasis Capital (collectively, the “Waiver Shares”). The Company recorded interest expense of $427,700 pertaining to the fair value of the Waiver Shares issued.

In December 2021, the Company issued 150,000 shares of common stock pursuant to a consulting agreement. The fair value of $339,000 was based on the value of the Company’s common stock on the date of grant and is included in general and administrative expenses in the consolidated statements of operations.

NOTE 9: RELATED PARTY TRANSACTIONS

Employee Backpay, Loans Receivable and Loans Payable

As of December 31 2021 and 2020, due to related parties includes advances from the former officer, Mark Lynn, who also serves as a director, totaled $104,568 and $194,568 respectively, and accrued salary and expense reimbursements of $126,706 and $246,885 respectively, to current officers. Upon closing of the IPO, 25,080 shares of common stock were issued to directors as conversion of balances owed.

The current CEO, Hil Davis, previously advanced funds to the Company for working capital. These prior advances were converted to a note payable totaling $115,000. Upon closing of the IPO, 127,278 shares of common stock were issued to the CEO as conversion of the outstanding note payable and related accrued interest, accrued compensation and other consideration. As of a result of the transaction, the Company recorded an additional $233,184 in stock compensation expense, which is included in general and administrative expenses in the consolidated statements of operations.

As of December 31, 2021, H&J had an outstanding note payable of $299,489 owned by the H&J Seller. The note matures on July 10, 2022 and bears interest at 12% per annum.

NOTE 10: SHARE-BASED PAYMENTS

Common Stock Warrants

During the year ended December 31, 2020, the Company granted 493,462 common stock warrants to the venture debt lender with an exercise price of $2.50 per share. The warrants were valued at $184,191 using the below range of inputs using the Black-Scholes model.

During the Company’s Series A-3 Preferred Stock raise, the Company granted 2,603 common stock warrants at an exercise price of $8.28 per share to a funding platform in the year ended December 31, 2020.   The warrants are fully vested with an exercise price of $8.28 per share, expiring in five years. The warrants contain a put option for the Company to redeem the warrants in cash in a change-in-control transaction, equal to the Black-Scholes value immediately prior to the fundamental event. The warrants also include other down-round and anti-dilution features if shares of common stock are issued or granted at a lesser value than the strike price which may also require additional warrants to be issued, such that the aggregate value of the strike price remains the same. As the warrants include a put option and embody an obligation for the Company to redeem these warrants in cash upon a contingent event, they are presented as a liability in the consolidated balance sheets. The volatility rate of 100% was used as it is a floor volatility as defined by the warrants. As of December 31, 2021 and 2020, the Company remeasured the fair value of the warrants to be $18,223 and $6,265, respectively, and recorded a gain (loss) due to the change in fair value of ($11,958) and $2,353, respectively.

Year Ended
December 31,
2020
Risk Free Interest Rate	1.54 - 1.59%
Expected Dividend Yield	0.00%
Expected Volatility	58.0 - 100%
Expected Life (years)	5 - 10

For valuing the warrants noted above, the Company uses the same assumptions used for valuing employee options as noted below in the Stock Plan section, with the exception of the useful life which is either the contractual life or the estimated life.

In connection with the Regulation D offerings in 2020, the Company issued 512 warrants to purchase common stock in connection with the notes at an exercise price of $2.50 per share. The issuance costs and warrants are recognized as a debt discount and will be amortized over the life of the notes.

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

A summary of information related to common stock warrants for the year ended December 31, 2021 is as follows:

	Common	Weighted
	Stock	Average
	Warrants	Exercise Price
Outstanding - December 31, 2019	417,962	$2.81
Granted	496,577	2.52
Exercised	—	—
Forfeited	—	—
Outstanding - December 31, 2020	914,539	$2.66
Granted	3,012,048	4.58
Conversion of preferred stock warrants upon IPO	51,642	7.66
Exercised	(386,881)	4.57
Forfeited	(11,232)	7.66
Outstanding - December 31, 2021	3,580,116	$4.12
Exercisable at December 31, 2020	914,539	$2.66
Exercisable at December 31, 2021	3,580,116	$4.12

Preferred Stock Warrants

A summary of information related to preferred stock warrants for the year ended December 31, 2021 is as follows:

	Preferred	Weighted
	Stock	Average
	Warrants	Exercise Price
Outstanding - December 31, 2019	806,903	$0.49
Outstanding - December 31, 2020	806,903	$0.49
Converted to common stock warrants upon IPO	(806,903)	0.49
Exercised	—	—
Forfeited	—	—
Outstanding – December 31, 2021	—	$—
Exercisable at December 31, 2021	—	$—

Upon the IPO, all outstanding preferred stock warrants converted into common stock warrants at a ratio of 15.625:1.

Stock Options

2020 Incentive Stock Plan

The Company has adopted a 2020 Omnibus Incentive Stock Plan (the “2020 Plan”). An aggregate of 3,300,000 shares of the Company’s common stock is reserved for issuance and available for awards under the 2020 Plan, including incentive stock options granted under the 2020 Plan. The 2020 Plan administrator may grant awards to any employee, director, consultant or other person providing services to us or our affiliates. During 2021, 2,732,000 options were granted to executives and directors at an exercise price from $3.85 to $4.15 per share. As of December 31, 2021, 568,000 options were available for future issuance.

2013 Incentive Stock Plan

The Company has adopted the 2013 Stock Plan, as amended and restated (the “Plan”), which provides for the grant of shares of stock options, stock appreciation rights, and stock awards (performance shares) to employees, non-employee directors, and non-employee consultants. The number of shares authorized by the Plan was 1,196,356 shares as December 31, 2021 and 2020. The option exercise price generally may not be less than the underlying stock’s fair market value at the date of the grant and generally have a term often years. The amounts granted each calendar year to an employee or non-employee is limited depending on the type of award. Stock options comprise all of the awards granted since the Plan’s inception. Shares available for grant under the Plan amounted to 33,253 and as of December 31, 2021 and 2020. Vesting generally occurs over a period of immediately to four years.

A summary of information related to stock options under our 2013 and 2020 Stock Plan for the years ended December 31, 2021 and 2020 is as follows:

		Weighted
		Average
	Options	Exercise Price
Outstanding - December 31, 2019	1,084,215	$2.50
Granted	91,688	0.94
Exercised	—	—
Forfeited	(12,800)	$3.28
Outstanding - December 31, 2020	1,163,103	$2.34
Granted	2,732,000	4.15
Exercised	—	—
Forfeited	—	—
Outstanding - December 31, 2021	3,895,103	$3.62
Exercisable at December 31, 2020	880,955	$2.34
Exercisable at December 31, 2021	3,164,624	$3.59

Weighted average duration (years) to expiration of outstanding options at December 31, 2021	8.00

The assumptions utilized for option grants during the years ended December 31, 2021 and 2020 are as follows:

	Year Ended
	December 31,
	2021	2020
Risk Free Interest Rate	0.34% - 0.85%	0.42% - 0.51%
Expected Dividend Yield	0.00%	0.00%
Expected Volatility	58.00%	58.00%
Expected Life (years)	5.18	6.25

The total grant-date fair value of the options granted during the years ended December 31, 2021 was $4,696,605 and $46,253, respectively. During the year ended December 31, 2021 and 2020, $3,325,897 and $144,775 was recorded to general and administrative expenses, and $551,948 and $0, was recorded to sales and marketing expense in the consolidated statements of operations, all respectively.  Total unrecognized compensation cost related to non-vested stock option awards as of December 31, 2021 amounted to $1,057,036 and will be recognized over a weighted average period of 2.28 years.

NOTE 11: LEASE OBLIGATIONS

In April 2021, the Company entered into a lease agreement for operating space in Los Angeles, California. The lease expires in June 2023 and has monthly base rent payments of $17,257. The lease required a $19,500 deposit.

Bailey leases office and warehouse facilities in Vernon, California.  The lease expires in February 2023 and has monthly base rent payments of $32,921 per month.

H&J leases office and showroom facilities in Dallas and Houston, Texas, and New Orleans, Louisiana. The leases expire at various dates through June 2022 with base rents ranging from $3,400 to $6,500.

Stateside leases office and showroom facilities in Los Angeles, California. The leases expire at various dates through November 2022 with base rents ranging from $3,100 to $9,000.

Total rent expense for the years ended December 31, 2021 was $816,790 and $541,146, respectively.

NOTE 12: CONTINGENCIES

On February 28, 2020, a Company vendor filed a lawsuit against the Company’s non-payment of trade payables totaling $123,000. Such amounts, including expected interest, are included in accounts payable, net of payments made to date, in the consolidated balance sheets and the Company does not believe it is probable that losses in excess of such trade payables will be incurred.The matter was settled and final payment was made in full in January 2022.

On March 25, 2020, a Bailey’s product vendor filed a lawsuit against Bailey for non-payment of trade payables totaling $492,390. Approximately the same amount was held in accounts payable for this vendor in the accompanying consolidated balance sheets and the Company does not believe it is probable that losses in excess of such trade payables will be incurred. The Company and product vendor have entered into a settlement, which will require the Company make ten monthly payments of approximately $37,000, starting in May 2021. Upon completion of the payment schedule, any remaining amounts will be forgiven. If the Company fails to meet its obligations based on the prescribed time frame, the full amount will be due with interest, less payments made.

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

In August 2020 and March 2021, two lawsuits were filed against Bailey’s by third-party’s related to prior services rendered. The claims (including fines, fees, and legal expenses) total an aggregate of $96,900. One matter was settled in February 2022 and the other matter is being actively worked on to achieve settlement.

On September 24, 2020 a Bailey’s product vendor filed a lawsuit against Bailey’s non-payment of trade payables totaling approximately $481,000 and additional damages of approximately $296,000. Claimed amounts for trade payables are included in accounts payable in the accompanying consolidated balance sheets, net of payments made. In December 2021, the Company reached a settlement; however, the settlement terms were not met and the Company received a judgement of $469,000.

All claims above, to the extent management believes it will be liable, have been included in accounts payable and accrued expenses and other liabilities in the consolidated balance sheet as of December 31, 2021.

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

NOTE 13: INCOME TAXES

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The differences relate primarily to depreciable assets using accelerated depreciation methods for income tax purposes, share-based compensation expense, and for net operating loss carryforwards. As of December 31, 2021 and 2020, the Company had net deferred tax assets before valuation allowance of $13,103,268 and $9,128,614, respectively. The following table presents the deferred tax assets and liabilities by source:

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$13,108,371	$9,134,447
Stock-based compensation	—	40,467
Deferred tax liabilities:
Depreciation timing differences	(5,103)	(5,103)
Unamortized debt issuance costs	—	(41,198)
Valuation allowance	(13,103,268)	(9,128,614)
Net deferred tax assets	$—	$—

The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. The Company assessed the need for a valuation allowance against its net deferred tax assets and determined a full valuation allowance is required due, cumulative losses through December 31, 2021, and no history of generating taxable income. Therefore, valuation allowances of $13,103,268 and $9,128,614 were recorded as of December 31, 2021 and 2020, respectively. Valuation allowance increased by $3,974,654 and $3,081,497 during the years ended December 31, 2021 and 2020, respectively. Deferred tax assets were calculated using the Company’s combined effective tax rate, which it estimated to be approximately 28.0%. The effective rate is reduced to 0% for 2021 and 2020 due to the full valuation allowance on its net deferred tax assets.

The Company’s ability to utilize net operating loss carryforwards will depend on its ability to generate adequate future taxable income. At December 31, 2021 and 2020, the Company had net operating loss carryforwards available to offset future taxable income in the amounts of approximately $46,896,000 and $32,680,000, for which losses from 2018 forward can be carried forward indefinitely.

The Company has evaluated its income tax positions and has determined that it does not have any uncertain tax positions. The Company will recognize interest and penalties related to any uncertain tax positions through its income tax expense.

The Company is not presently subject to any income tax audit in any taxing jurisdiction, though all tax years from 2018 on remain open to examination.

The Company recorded a tax benefit of $1,100,200 for the year ended December 31, 2021 related to a full release of its valuation allowance pertaining to the acquisition of H&J (see Note 4). The acquisition of H&J created a deferred tax liability position, and those deferred tax liabilities can be used as a source of income for the Company’s existing deferred tax assets. A $13,641 provision for income taxes has been recognized for the year ended December 31, 2020.

NOTE 14: SUBSEQUENT EVENTS

On January 18, 2022 the Company entered into  entered into a Membership Interest Purchase Agreement (the “Agreement”) with Moise Emquies, George Levy, Matthieu Leblan and Carol Ann Emquies (“Sellers”), Sunnyside, LLC, a California limited liability company (“Sundry”), and George Levy as the Sellers’ representative, pursuant to which the Company will acquire all of the issued and outstanding membership interests of Sundry (such transaction, the “Acquisition”).

Pursuant to the Agreement, Sellers, as the holders of all of the outstanding membership interests of Sundry, will exchange all of such membership interests for (i) $7.5 million of shares of the Company’s common stock at the volume-weighted average (rounded to the nearest $0.0001) of the closing price of the Company’s common stock on the Nasdaq Capital Market (“NasdaqCM”) during the thirty (30) trading day period immediately prior to the closing, but in no event at a price less than $1.59; and (ii) $34.0 million in cash, $20.0 million of which will be paid at the closing and the balance of which will be evidenced by promissory notes due December 31, 2022 (“Seller Notes”); provided, however, that if the audited aggregate net revenue of Sundry for the year ended December 31, 2021 (the “Audited Net Revenue”) times 1.5 is greater than $34.0 million, the Company will pay the difference in cash pro rata to the Sellers and if the Audited Net Revenue times 1.5 is less than $34.0 million, the Seller Notes will be reduced pro rata for such difference. A portion of the purchase price will be paid to certain employees of Sundry who have a contractual right to receive a portion of the consideration payable in the Acquisition (“Payees”).

Of the $34.0 million in cash payable in the Acquisition, $2.0 million will be held in escrow to cover possible indemnification claims. If the Seller Notes, plus all unpaid interest thereunder, are not repaid in full on or prior to March 31, 2022, then on March 31, 2022, the Company will issue an additional $2.5 million of shares of common stock pro rata to the Sellers and the Payees. If the Seller Notes, plus all unpaid interest thereunder remain outstanding after March 31, 2022 and are not repaid in full on or prior to June 30, 2022, then on June 30, 2022, the Company will issue an additional $2.5 million of shares of common stock pro rata to the Sellers and the Payees. If the Seller Notes, plus all unpaid interest thereunder remain outstanding after June 30, 2022 and are not repaid in full on or prior to September 30, 2022, then on September 30, 2022, the Company will issue an additional $2.5 million of shares of common stock pro rata to the Sellers and the Payees. Any shares issued on either March 31, June 30 or September 30, 2022 shall be issued at the closing price of the Company’s common stock as quoted on the NasdaqCM as of the date immediately preceding the date of issuance but in no event at a price less than $1.59.

The Agreement contains customary representations, warranties and covenants by the Company, the Sellers and Sundry. The closing of the Acquisition is subject to customary closing conditions and financing and there is no assurance that we will be able to complete the Acquisition.

In February and March 2022, Oasis converted an aggregate of $482,646 in outstanding principal pursuant to the Oasis Note into 473,901 shares of common stock. In March 2022, FirstFire converted an aggregate of $406,112 in outstanding principal pursuant to the FirstFire Notes into 400,000 shares of common stock.