Form 10-Q
period 2022-03-31
Digital Brands Group, Inc.
filed 2022-05-16
CIK 1668010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Securities registered pursuant to Section 12(b) of the Act:

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if this registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 16, 2022 the Company had 52,243,867 shares of common stock, $0.0001 par value, issued and outstanding.

DIGITAL BRANDS GROUP, NC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

DIGITAL BRANDS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$566,013	$528,394
Accounts receivable, net	138,948	89,394
Due from factor, net	879,042	985,288
Inventory	2,492,605	2,755,358
Prepaid expenses and other current assets	544,269	417,900
Total current assets	4,620,877	4,776,334
Deferred offering costs	367,696	367,696
Property, equipment and software, net	88,650	97,265
Goodwill	18,264,822	18,264,822
Intangible assets, net	12,303,501	12,841,313
Deposits	137,794	137,794
Right of use asset	250,244	—
Total assets	$36,033,584	$36,485,224

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$8,535,132	$6,562,690
Accrued expenses and other liabilities	2,906,659	2,237,145
Deferred revenue	348,104	276,397
Due to related parties	256,530	277,635
Contingent consideration liability	13,379,797	12,179,476
Convertible notes, current	100,000	100,000
Accrued interest payable	1,561,467	1,110,679
Note payable - related party	309,489	299,489
Venture debt, net of discount	6,251,755	6,001,755
Loan payable, current	3,502,000	2,502,000
Promissory note payable	3,500,000	3,500,000
Right of use liability, current portion	198,686	—
Total current liabilities	40,849,619	35,047,266
Convertible notes payable, net	5,671,267	5,501,614
Loan payable	366,764	713,182
Derivative liability	2,664,171	2,294,720
Warrant liability	12,253	18,223
Right of use liability	51,558	—
Total liabilities	49,615,632	43,575,005

Commitments and contingencies (Note 11)

Stockholders’ deficit:
Undesignated preferred stock, $0.0001 par, 10,000,000 shares authorized, 0 shares issued and outstanding as of both March 31,2022 and December 31, 2021	—	—
Common stock, $0.0001 par, 200,000,000 shares authorized, 13,875,591 and 13,001,690 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	1,387	1,300
Additional paid-in capital	59,953,461	58,612,873
Accumulated deficit	(73,536,896)	(65,703,954)
Total stockholders' deficit	(13,582,048)	(7,089,781)
Total liabilities and stockholders’ deficit	$36,033,584	$36,485,224

See the accompanying notes to the unaudited condensed consolidated financial statements

DIGITAL BRANDS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31,
	2022	2021
Net revenues	$3,432,410	$408,405
Cost of net revenues	1,958,911	615,942
Gross profit (loss)	1,473,499	(207,537)
Operating expenses:
General and administrative	4,611,235	1,907,518
Sales and marketing	1,040,572	170,820
Distribution	202,848	63,578
Change in fair value of contingent consideration	1,200,321	—
Total operating expenses	7,054,976	2,141,916
Loss from operations	(5,581,477)	(2,349,453)
Other income (expense):
Interest expense	(1,567,877)	(675,044)
Other non-operating income (expenses)	(683,588)	562
Total other income (expense), net	(2,251,465)	(674,482)
Income tax benefit (provision)	—	—
Net loss	$(7,832,942)	$(3,023,935)

Weighted average common shares outstanding - basic and diluted	13,235,062	664,167
Net loss per common share - basic and diluted	$(0.59)	$(4.55)

See the accompanying notes to the unaudited condensed consolidated financial statements

DIGITAL BRANDS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Series Seed		Series A		Series A-2		Series A-3		Series CF		Series B				Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balances at December 31, 2020	20,714,518	$2,071	5,654,072	$565	5,932,742	$593	9,032,330	$904	836,331	$83	20,754,717	$2,075	664,167	$66	$27,481,995	$(33,345,997)	$(5,857,645)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	36,976	—	36,976
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,023,935)	(3,023,935)
Balances at March 31, 2021	20,714,518	$2,071	5,654,072	$565	5,932,742	$593	9,032,330	$904	836,331	$83	20,754,717	$2,075	664,167	$66	$27,518,971	$(36,369,932)	$(8,844,604)

Balances at December 31, 2021	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	13,001,690	$1,300	$58,612,873	$(65,703,954)	$(7,089,781)
Conversion of notes into common stock	—	—	—	—	—	—	—	—	—	—	—	—	873,901	87	1,201,495	—	1,201,582
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	139,093	—	139,093
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(7,832,942)	(7,832,942)
Balances at March 31, 2022	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	13,875,591	$1,387	$59,953,461	$(73,536,896)	$(13,582,048)

See the accompanying notes to the unaudited condensed consolidated financial statements

DIGITAL BRANDS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(7,832,942)	$(3,023,935)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	552,004	100,687
Amortization of loan discount and fees	1,093,583	223,065
Stock-based compensation	139,093	36,976
Change in fair value of warrant liability	(5,970)	(562)
Change in fair value of derivative liability	682,103	—
Change in fair value of contingent consideration	1,200,321	—
Change in credit reserve	(9,067)	3,335
Changes in operating assets and liabilities:
Accounts receivable, net	(49,554)	22,700
Due from factor, net	294,439	(6,950)
Inventory	262,753	573,496
Prepaid expenses and other current assets	(126,369)	(195,027)
Accounts payable	1,972,441	195,528
Accrued expenses and other liabilities	669,514	98,075
Deferred revenue	71,707	(1,667)
Accrued compensation - related party	—	(62,777)
Accrued interest	450,788	394,479
Net cash used in operating activities	(635,156)	(1,642,577)
Cash flows from investing activities:
Purchase of property, equipment and software	(5,576)	—
Net cash used in investing activities	(5,576)	—
Cash flows from financing activities:
Proceeds (repayments) from related party advances	(11,105)	—
Advances (repayments) from factor	(179,126)	32,617
Proceeds from venture debt and loan payable	868,582	1,347,050
Issuance of convertible notes payable	—	528,650
Offering costs	—	(130,523)
Net cash provided by financing activities	678,351	1,777,794
Net increase in cash and cash equivalents	37,619	135,217
Cash and cash equivalents at beginning of period	528,394	575,986
Cash and cash equivalents at end of period	$566,013	$711,203
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—
Supplemental disclosure of non-cash investing and financing activities:
Conversion of notes into common stock	$1,201,582	$—
Right of use asset and liability	$250,244	$—

See the accompanying notes to the unaudited condensed consolidated financial statements

DIGITAL BRANDS GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company is a curated collection of lifestyle brands, including Bailey 44, DSTLD, Harper and Jones, Stateside and ACE Studios, that offers a variety of apparel products through direct-to-consumer and wholesale distribution.

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

NOTE 2: GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated profits since inception, has sustained net losses of $7,832,942 and $3,023,935 for the three months ended March 31, 2022 and 2021, respectively, and has incurred negative cash flows from operations for the three months ended March 31, 2022 and 2021. The Company has historically lacked liquidity to satisfy obligations as they come due and as of March 31, 2022, and the Company had a working capital deficit of $36,228,742. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company requires significant capital to fund operations and meet its obligations as demands are made. The Company expects to continue to generate operating losses for the foreseeable future. The accompanying consolidated financial statements do not include any adjustments as a result of this uncertainty.

Management Plans

In August 2021, the Company entered into an equity line of credit agreement which the investor is committed to purchase up to $17,500,000 of the Company’s common stock. The Company plans to utilize multiple drawdowns on this agreement, however may be unable to execute on such drawdowns due to restrictions per the agreement.

On May 10, 2022, the Company sold 37,389,800 shares of its common stock pursuant to a Registration Statement on Form S-1 and related prospectus at  a public offering price of $0.25 per share. The gross proceeds from the offering, before deducting underwriting discounts and commissions and other offering expenses payable by the Company , were $9,347,450, excluding any exercise of the underwriters’ option to purchase additional shares. The Company intends to use the net proceeds from this offering for working capital and general corporate purposes, including the repayment of promissory notes in the principal amount of $3,068,750 (see Note 12).

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”).

DIGITAL BRANDS GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated balance sheet as of March 31, 2022, the unaudited condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021 and of cash flows for the three months ended March 31, 2022 and 2021 have been prepared by the Company, pursuant to the rules and regulations of the SEC for the interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The unaudited interim consolidated financial statements have been prepared on a basis consistent with the audited consolidated financial statements and in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the consolidated  results for the interim periods presented and of the consolidated financial condition as of the date of the interim consolidated balance sheet. The results of operations are not necessarily indicative of the results expected for the year ended December 31, 2022.

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2021 included in the Company’s Annual Form 10-K filed with SEC on March 31, 2022.

Principles of Consolidation

These condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Bailey, H&J and Stateside from the dates of acquisition. All inter-company transactions and balances have been eliminated on consolidation.

Use of Estimates

The preparation of the Company’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, inventory, impairment of long-lived assets, contingent consideration and derivative liabilities. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates when there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

Cash and Equivalents and Concentration of Credit Risk

The Company considers all highly liquid securities with an original maturity of less than three months to be cash equivalents. As of March 31, 2022 and December 31, 2021, the Company did not hold any cash equivalents. The Company’s cash and cash equivalents in bank deposit accounts, at times, may exceed federally insured limits of $250,000.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, prepaid expenses, accounts payable, accrued expenses, due to related parties, related party note payable, and convertible debt. The carrying value of these assets and liabilities is representative of their fair market value, due to the short maturity of these instruments.

DIGITAL BRANDS GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy used to determine such fair values:

	Fair Value Measurements
	as of March 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$—	$12,253	$—	$12,253
Contingent consideration	—	—	13,379,797	13,379,797
Derivative liability	—	—	2,664,171	2,664,171
	$—	$12,253	$16,043,968	$16,056,221

	Fair Value Measurements
	as of December 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$—	$18,223	$—	$18,223
Contingent consideration	—	—	12,179,476	12,179,476
Derivative liability	—	—	2,294,720	2,294,720
	$—	$18,223	$14,474,196	$14,492,419

Contingent Consideration

Changes in acquisition-related contingent consideration liabilities during the three months ended March 31, 2022 are as follows:

Contingent
Consideration
Liability
Outstanding as of December 31, 2021	$12,179,476
Change in fair value	1,200,321
Outstanding as of March 31, 2022	$13,379,797

The contingent consideration liabilities will be settled in May 2022.

Derivative Liability

In connection with the Company’s convertible note with Oasis Capital, LLC (“Oasis”), the Company recorded a derivative liability (see Note 7). The estimated fair value of the derivative liability is recorded using significant unobservable measures and other fair value inputs and is therefore classified as a Level 3 financial instrument.

The fair value of the derivative liability is valued using a multinomial lattice model. The multinomial lattice inputs include the underlying stock price, volatility of common stock and remaining term of the convertible note. Changes in derivative liability during the three months ended March 31, 2022 are as follows:

Derivative
Liability
Outstanding as of December 31, 2021	$2,294,720
Conversion of underlying notes into common stock	(312,652)
Change in fair value	682,103
Outstanding as of March 31, 2022	$2,664,171

DIGITAL BRANDS GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Inventory

Inventory is stated at the lower of cost or net realizable value and accounted for using the weighted average cost method for DSTLD and first-in, first-out method for Bailey and Stateside. The inventory balances as of March 31, 2022 and December 31, 2021 consist substantially of finished good products purchased or produced for resale, as well as any raw materials the Company purchased to modify the products and work in progress.

Inventory consisted of the following:

	March 31,	December 31,
	2022	2021
Raw materials	$412,748	$292,167
Work in process	235,867	242,673
Finished goods	1,843,990	2,220,519
Inventory	$2,492,605	$2,755,358

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

Deferred Offering Costs

The Company complies with the requirements of ASC 340, Other Assets and Deferred Costs, with regards to offering costs. Prior to the completion of an offering, offering costs are capitalized. The deferred offering costs are charged to additional paid-in capital or as a discount to debt, as applicable, upon the completion of an offering or to expense if the offering is not completed As of March 31, 2022 and December 31, 2021, the Company capitalized $367,696 in deferred offering costs pertaining to its equity line of credit agreement with Oasis (Note 8). Management is currently reviewing the feasibility of drawdowns on the equity line of credit.

DIGITAL BRANDS GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Net Loss per Share

Net earnings or loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period, excluding shares subject to redemption or forfeiture. The Company presents basic and diluted net earnings or loss per share. Diluted net earnings or loss per share reflect the actual weighted average of common shares issued and outstanding during the period, adjusted for potentially dilutive securities outstanding. Potentially dilutive securities are excluded from the computation of the diluted net loss per share if their inclusion would be anti-dilutive. As all potentially dilutive securities are anti-dilutive as of March 31, 2022 and 2021, diluted net loss per share is the same as basic net loss per share for each year. Potentially dilutive items outstanding as of March 31 , 2022 and 2021 are as follows:

	March 31,
	2022	2021
Convertible notes	5,164,752	—
Series Seed Preferred Stock (convertible to common stock)	—	20,714,518
Series A Preferred Stock (convertible to common stock)	—	5,654,072
Series A-2 Preferred Stock (convertible to common stock)	—	5,932,742
Series CF Preferred Stock (convertible to common stock)	—	836,331
Series A-3 Preferred Stock (convertible to common stock)	—	9,032,330
Series B Preferred Stock (convertible to common stock)	—	20,754,717
Common stock warrants	914,539	914,539
Preferred stock warrants	—	806,903
Stock options	3,895,103	1,163,103
Total potentially dilutive shares	9,974,393	65,809,254

Concentrations

The Company utilized one vendor that made up 15% of all inventory purchases during the three months ended March 31, 2022 and three vendors that made up 96% of all inventory purchases during the three months ended March 31, 2021. The loss of one of these vendors, may have a negative short-term impact on the Company’s operations; however, we believe there are acceptable substitute vendors that can be utilized longer-term.

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02: Leases (Topic 842). The new guidance generally requires an entity to recognize on its balance sheet operating and financing lease liabilities and corresponding right-of-use assets. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2018 and early adoption is permitted. The new standard requires a modified retrospective transition for existing leases to each prior reporting period presented. The Company has elected to utilize the extended adoption period available to the Company as an emerging growth company and has not currently adopted this standard. This standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2021. The Company has adopted ASU 2016-02 as of January 1, 2022. See Note 10.

Management does not believe that any other recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

DIGITAL BRANDS GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4: DUE FROM FACTOR

Due to/from factor consist of the following:

	March 31,	December 31,
	2022	2021
Outstanding receivables:
Without recourse	$494,004	$579,295
With recourse	152,436	361,584
Advances	300,743	121,617
Credits due customers	(68,142)	(77,208)
	$879,042	$985,288

NOTE 5: GOODWILL AND INTANGIBLE ASSETS

The Company recorded $6,479,218 in goodwill from the Bailey business combination in February 2020, $9,681,548 in goodwill from the H&J business combination in May 2021 and $2,104,056 in goodwill from the Stateside business combination in August 2021.

The following table summarizes information relating to the Company’s identifiable intangible assets as of March 31, 2022:

	Gross	Accumulated	Carrying
	Amount	Amortization	Value
Amortized:
Customer relationships	$6,453,750	(1,987,169)	$4,466,581
	6,453,750	(1,987,169)	4,466,581

Indefinite-lived:
Brand name	$7,836,920	—	7,836,920
	$14,290,670	$(1,987,169)	$12,303,501

The Company recorded amortization expense of $537,813 and $91,667 during the three months ended March 31, 2022 and 2021, respectively, which is included in general and administrative expenses in the consolidated statements of operations.

NOTE 6: LIABILITIES AND DEBT

Accrued Expenses and Other Liabilities

The Company accrued expenses and other liabilities line in the consolidated balance sheets is comprised of the following as of March 31, 2022 and December 31,2021:

	March 31,	December 31,
	2022	2021
Accrued expenses	$333,290	$213,740
Reserve for returns	20,041	33,933
Payroll related liabilities	1,752,407	1,204,665
Sales tax liability	288,617	268,723
Due to seller	396,320	396,320
Other liabilities	115,985	119,764
	$2,906,659	$2,237,145

Certain liabilities including sales tax and payroll related liabilities maybe be subject to interest in penalties. As of March 31, 2022 and December 31, 2021, payroll related labilities included approximately $262,000 in estimated penalties associated with accrued payroll taxes.

DIGITAL BRANDS GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Venture Debt

In February 2022, the Company received $237,500 in proceeds, including loan fees of $12,500, from the existing venture debt lender under the same terms as the existing facility. As of March 31, 2022 and December 31, 2021, the gross loan balance was $6,251,755 and $6,001,755, respectively.

As of March 31, 2022, all payments have been deferred to the maturity date of the loan, December 31, 2022. As of the filing date, of these financial statements, all defaults were cured and there are no additional expected defaults.

For the three months ended March 31, 2022 and 2021, $12,500 and $113,993 of loan fees and discounts from warrants were amortized to interest expense, leaving unamortized balances of $0 as of March 31, 2022.

Interest expense and effective interest rate on this loan for the three months ended March 31, 2022 and 2021 was $191,152 and $199,986, and 12.5% and 20.9% all respectively.

Convertible Debt

2020 Regulation D Offering

As of March 31, 2022 and December 31, 2021, there was $100,000 remaining in outstanding principal that was not converted into equity.

Convertible Promissory Note

During the three months ended March 31, 2022, the Company converted an aggregate of $888,930 in outstanding principal into 873,901 shares of common stock.

During the three months ended March 31, 2022, the Company amortized $1,058,583 of debt discount to interest expense.

As of March 31, 2022 and December 31, 2021, the outstanding principal was $8,576,070 and $9,465,000, respectively. The balance of the convertible notes, after unamortized debt discount of $2,904,803, was $5,671,267 as of March 31, 2022.

Loan Payable — PPP and SBA Loan

As of March 31, 2022 and December 31, 2021, Harper & Jones had an outstanding loan under the EIDL program of $148,900.

Loan Payable

In May 2021, H&J entered into a loan payable with a bank and received proceeds of $75,000. The line bears interest at 7.76% and matures in December 2025. As of March 31, 2022 and December 31, 2021, the outstanding balance was $80,370 and $149,962, respectively.

Note Payable – Related Party

As of March 31, 2022, H&J had an outstanding note payable of $309,489 owned by the H&J Seller. The note matures on July 10, 2022 and bears interest at 12% per annum.

Promissory Note Payable

As of March 31, 2022 and December 31, 2021, the outstanding principal on the note to the sellers of Bailey was $3,500,000. As of March 31, 2022, the lender agreed to defer all payments to the maturity date of the loan, December 31, 2022.

Interest expense was $105,000 and $135,000 for the three months ended March 31, 2022 and 2021, respectively, all of which was accrued and unpaid as of March 31, 2022.

DIGITAL BRANDS GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Merchant Cash Advances

In March 2022, the Company obtained two short-term merchant advances, which totaled $500,000 and $250,000, respectively, from a single lender to fund operations. These advances included origination fees totaling $22,500 for net proceeds of $727,500. These advances are, for the most part, secured by expected future sales transactions of the Company with expected payments on a weekly basis The Company will repay an aggregate of $1,065,000 to the lender. These advances contain various financial and non-financial covenants. As of the date of these financial statements, the Company was in compliance with these covenants.

NOTE 7: STOCKHOLDERS’ DEFICIT

During the three months ended March 31, 2022, an aggregate of $888,930 in outstanding principal of convertible notes were converted into 873,901 shares of common stock.

There were no common or preferred stock transactions for the three months ended March 31, 2021.

NOTE 8: RELATED PARTY TRANSACTIONS

Employee Backpay, Loans Receivable and Loans Payable

As of March 31, 2022 and December 31, 2021, due to related parties includes advances from the former officer, Mark Lynn, who also serves as a director, totaling $104,568, and accrued salary and expense reimbursements of $120,350 and $126,706, respectively, to current officers. As of March 31, 2022, due to related parties also included an advance of $25,000 from the CEO.

As of March 31, 2022, H&J had an outstanding note payable of $309,489 owned by the H&J Seller.

NOTE 9: SHARE-BASED PAYMENTS

Common Stock Warrants

As of March 31, 2022 and December 31, 2021, the Company had 3,580,116 common stock warrants outstanding with a weighted average exercise price of $4.12 per share. As of March 31, 2022, all of these warrants were exercisable.

Stock Options

As of March 31, 2022 and December 31, 2021, the Company had 3,895,103 stock options outstanding with a weighted average exercise price of $3.59 per share.  As of March 31, 2022, there were 3,249,398 options exercisable.

Stock-based compensation expense of $139,093 and $36,976 was recognized for the three months ended March 31, 2022 and 2021, respectively. In 2022, $1254,694 was included in general and administrative expense and $14,399 was in included in sales and marketing expense. Total unrecognized compensation cost related to non-vested stock option awards as of March 31, 2022 amounted to $917,943 and will be recognized over a weighted average period of 2.04 years.

NOTE 10: LEASE OBLIGATIONS

In April 2021, the Company entered into a lease agreement for operating space in Los Angeles, California. The lease expires in June 2023 and has monthly base rent payments of $17,257. The lease required a $19,500 deposit. The Company adopted ASC 842 on January 1, 2021 and recognized a right of use asset and liability of $250,244 using a discount rate of 6.0%.

H&J leases office and showroom facilities in Dallas and Houston, Texas, and New Orleans, Louisiana. The leases expire at various dates through June 2022 with base rents ranging from $3,400 to $6,500.

Stateside leases office and showroom facilities in Los Angeles, California. The leases expire at various dates through November 2022 with base rents ranging from $3,100 to $9,000.

DIGITAL BRANDS GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Total rent expense for the three months ended March 31, 2022 and 2021 was $274,422 and $132,789 for the three months ended March 31, 2022 and 2021, respectively.

NOTE 11: CONTINGENCIES

On March 25, 2020, a Bailey’s product vendor filed a lawsuit against Bailey for non-payment of trade payables totaling $492,390. Approximately the same amount was held in accounts payable for this vendor in the accompanying consolidated balance sheets and the Company does not believe it is probable that losses in excess of such trade payables will be incurred. The Company and product vendor have entered into a settlement, which will require the Company make ten monthly payments of approximately $37,000, starting in May 2021. Upon completion of the payment schedule, any remaining amounts will be forgiven. The payment schedule was completed in 2022.

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

On September 24, 2020 a Bailey’s product vendor filed a lawsuit against Bailey’s non-payment of trade payables totaling approximately $481,000 and additional damages of approximately $296,000. Claimed amounts for trade payables are included in accounts payable in the accompanying consolidated balance sheets, net of payments made. In December 2021, the Company reached a settlement; however, the settlement terms were not met and a judgement was entered against the Company in the amount of $469,000.

All claims above, to the extent management believes it will be liable, have been included in accounts payable and accrued expenses and other liabilities in the consolidated balance sheet as of March 31, 2022.

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

NOTE 12: SUBSEQUENT EVENTS

Management’s Evaluation

Convertible Notes

On April 8, 2022, the Company and various purchasers (the “Investors”) executed a Securities Purchase Agreement (the “SPA”) whereby the Investors purchased from the Company promissory notes (the “Notes”) in the aggregate principal amount of $3,068,750, consisting of aggregate cash to Issuer of $2,455,000 (“Cash Principal”) and an Original Issue Discount of $613,750. The notes were repaid as part of the use of proceeds in the Company’s May public offering (see below).

In connection with the SPA, the Company issued to the Investors five-year warrants exercisable for shares of common stock at an exercise price equal to the lower of: (i) the Nasdaq official closing price of the common stock on the Nasdaq Capital Market on the date of the Notes, and (ii) the average Nasdaq official closing price of the common stock on the Nasdaq Capital Market (as reflected on Nasdaq.com) for the five consecutive trading days ending on the date of the Notes. The Company granted 1,257,684 warrants at an exercise price of $1.22 per share expiring in April 2027.

DIGITAL BRANDS GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Underwriting Agreement and Public Offering

On May 5, 2022, Digital Brands Group, Inc. (the “Company”) entered into an underwriting agreement (the “Underwriting Agreement”) with Alexander Capital, L.P., acting as representative (the “Representative”) of the several underwriters named in the Underwriting Agreement (the “Underwriters”), relating to the Company’s underwritten the offering (the “Offering”) pursuant to which the Company agreed to issue and sell 37,389,800 shares (the “Firm Shares”) of the Company’s common stock, par value $0.0001 per share (the “Common Stock”). The Firm Shares were sold to the public at a combined public offering price of $0.25 per share and were purchased by the Underwriters from the Company at a price of $0.23 per share. The Company also granted the Underwriters a 45-day option to purchase up to an additional 5,608,470 shares of Common Stock at the same price.

The shares were sold in the Offering pursuant to a Registration Statement on Form S-1, as amended (File No. 333-264347) (the “Registration Statement”), a Registration Statement on Form S-1 pursuant to 462(b) of the Securities Act of 1933, as amended (File No. 333-264775), and a related prospectus filed with the Securities and Exchange Commission. The public offering closed on May 10, 2022 and the Company sold 37,389,800 shares of Common Stock for total gross proceeds of approximately $9.3 million.

On May 10, 2022, pursuant to the Underwriting Agreement, the Company issued the Underwriters’ Warrants to purchase up to an aggregate of 1,495,592 shares of common stock. The Underwriters’ Warrants may be exercised beginning on November 1, 2022 until May 5, 2027. The initial exercise price of each Underwriters’ Warrant is $0.325 per share, which represents 130% of the public offering price.

Other Events

In April 2022, Bailey received notification of full forgiveness of its 2nd PPP Loan totaling $1,347,050.

From April 1, 2022 through the issuance date, the Company has issued 978,476 shares of common stock pursuant to conversions of outstanding principal of its convertible notes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and related notes for the year ended December 31, 2021 included in Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC on March 31, 2022.

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

Our portfolio currently consists of four significant brands that leverage our three channels: our websites, wholesale and our own stores.

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

We believe that successful apparel brands sell in all revenue channels. However, each channel offers different margin structures and requires different customer acquisition and retention strategies. We were founded as a digital-first retailer that has strategically expanded into select wholesale and direct retail channels. We strive to strategically create omnichannel strategies for each of our brands that blend physical and online channels to engage consumers in the channel of their choosing. Our products are sold direct-to-consumers principally through our websites and our own showrooms, but also through our wholesale channel, primarily in specialty stores and select department stores. With the continued expansion of our wholesale distribution, we believe developing an omnichannel solution further strengthens our ability to efficiently acquire and retain customers while also driving high customer lifetime value.

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

We acquired Bailey in February 2020, H&J in May 2021 and Stateside in August 2021. We agreed on the consideration that we paid in each acquisition in the course of arm’s length negotiations with the holders of the membership interests in each of Bailey, H&J and Stateside. In determining and negotiating this consideration, we relied on the experience and judgment of our management and our evaluation of the potential synergies that could be achieved in combining the operations of Bailey, H&J and Stateside. We did not obtain independent valuations, appraisals or fairness opinions to support the consideration that we paid/agreed to pay.

Material Trends, Events and Uncertainties

COVID-19

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

Results of Operations

Three Months Ended March 31, 2022 compared to Three Months Ended March 31, 2021

The following table presents our results of operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
	2022	2021
Net revenues	$3,432,410	$408,405
Cost of net revenues	1,958,911	615,942
Gross profit (loss)	1,473,499	(207,537)
General and administrative	4,611,235	1,907,518
Sales and marketing	1,040,572	170,820
Other operating expenses	1,403,169	63,578
Operating loss	(5,581,477)	(2,349,453)
Other expenses	(2,251,465)	(674,482)
Loss before provision for income taxes	(7,832,942)	(3,023,935)
Provision for income taxes	—	—
Net loss	$(7,832,942)	$(3,023,935)

Net Revenues

Revenues increased by $3.0 million to $3.4 million for the three months ended March 31, 2022, compared to $0.4 million in the corresponding fiscal period in 2021. The increase was primarily due to full results in 2022 pertaining to the acquisition of H&J in May 2021 and Stateside in August 2021.

Gross Profit (Loss)

Our gross profit increased by $1.7 million for the three months ended March 31, 2022 to $1.5 million from a gross loss of ($0.2) million for the corresponding fiscal period in 2021. The increase in gross margin was primarily attributable to increased revenue in the three months ended March 31, 2022 and the gross profit achieved by H&J and Stateside since the acquisitions. Furthermore, in the three months ended March 31, 2021, we made mark downs to net realizable value for certain inventory that liquidated and sold in the second quarter of 2021.

Our gross margin was 42.9% for three months ended March 31, 2022 compared to (50.8)% for the three months ended March 31, 2021. The increase in the gross margin was due to H&J and Stateside’s margins in 2021, as well as discounting and liquidation measures by both DBG and Bailey 44 to sell aged inventory in 2021.

Operating Expenses

Our operating expenses increased by $4.9 million for the three months ended March 31, 2022 to $7.1 million compared to $2.2 million for the corresponding fiscal period in 2021. The increase in operating expenses was primarily due to the change in fair value of contingent consideration of $1.2 million, as well as increased personnel costs, professional fees, marketing expenses and overall operations due to the Company’s full results of the H&J and Stateside acquisitions. We expect operating expenses to increase in total dollars and as a percentage of revenues as our revenue base increases.

Other Expenses

Other expenses increased by $1.6 million to $2.3 million in the three months ended March 31, 2022 compared to $0.7 million in the corresponding fiscal period in 2021. The increase in the other expense was primarily due to the change in fair value of derivative liability pertaining to the convertible notes and interest expense and amortization of debt discount on the outstanding notes.

Net Loss

Our net loss increased by $4.8 million to a loss of $7.8 million for the three months ended March 31, 2022 compared to a loss of $3.1 million for the corresponding fiscal period in 2021 primarily due to change in fair value of contingent consideration of $1.2 million, as well as increased personnel costs, professional fees, marketing expenses, other operating expenses and interest expense, partially offset by higher gross profit.

Liquidity and Capital Resources

Each of DBG, Bailey, H&J and Stateside has historically funded operations with internally generated cash flow and borrowings and capital raises. Changes in working capital, most notably accounts receivable, are driven primarily by levels of business activity. Historically each of DBG, Bailey, H&J and Stateside has maintained credit line facilities to support such working capital needs and makes repayments on that facility with excess cash flow from operations.

As of March 31, 2022, we had cash of $566,013, but we had a working capital deficit of $36.2 million. The Company requires significant capital to meet its obligations as they become due. These factors raise substantial doubt about our Company’s ability to continue as a going concern. Throughout the next twelve months, the Company plans to continue to fund its capital funding needs through a combination of public or private equity offerings, debt financings or other sources. There can be no assurance as to the availability or terms upon which such financing and capital might be available in the future. If the Company is unable to secure additional funding, it may be forced to curtail or suspend its business plans.

On May 10, 2022, the Company sold 37,389,800 shares of its common stock pursuant to a Registration Statement on Form S-1 and related prospectus at  a public offering price of $0.25 per share. The gross proceeds from the offering, before deducting underwriting discounts and commissions and other offering expenses payable by the Company, were $9,347,450.

Cash Flow Activities

The following table presents selected captions from our condensed statement of cash flows for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
	2022	2021
Net cash provided by operating activities:
Net loss	$(7,832,942)	$(3,023,935)
Non-cash adjustments	$3,652,067	$363,501
Change in operating assets and liabilities	$3,545,719	$1,017,858
Net cash used in operating activities	$(635,156)	$(1,642,577)
Net cash used in investing activities	$(5,576)	$—
Net cash provided by financing activities	$678,351	$1,777,794
Net change in cash	$37,619	$135,217

Cash Flows Used In Operating Activities

Our cash used by operating activities decreased by $1.0 million to cash used of $0.6 million for the three months ended March 31, 2022 as compared to cash used of $1.6 million for the corresponding fiscal period in 2021. The decrease in net cash used in operating activities was primarily driven by an increase in non-cash charges and cash provided by changes in our operating assets and liabilities, partially offset by a higher net loss in 2022.

Cash Flows Provided By Investing Activities

Our cash used in investing activities was $5,576 in 2022 due to purchases of property and equipment.

Cash Flows Provided by Financing Activities

Cash provided by financing activities was $0.7 million for the three months ended March 31, 2022, compared to $1.8 million for the corresponding fiscal period in 2020. Cash inflows in the three months ended March 31, 2022 were primarily related to $0.9 million in proceeds from venture debt and loans, partially offset by factor repayments of $0.2 million. Cash inflows in the three months ended March 31, 2021 were primarily related to proceeds from a loan payable of $1.3 million and proceeds from convertible notes payable of $0.5 million.

Contractual Obligations and Commitments

In March 2017, we entered into a senior credit agreement with an outside lender for up to $4,000,000, dependent upon the achievement of certain milestones. The initial close amount was a minimum of $1,345,000. The loan bears interest at 12.5% per annum, compounded monthly, including fees. A 5% closing fee is due upon each closing, legal and accounting fees of up to $40,000, and management fees of $4,167-$5,000 per month. As of March 31, 2022, we owed our senior secured lender approximately $6.3 million that is due on the scheduled maturity date of December 31, 2022.

We have $8.6 million in outstanding principal pertaining to our convertible notes which mature in various dates through 2023.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, who serve as our principal executive officer and principal financial and accounting officer, respectively, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. In making this evaluation, our management considered the material weakness in our internal control over financial reporting described below. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of such date.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are currently involved in, and may in the future be involved in, legal proceedings, claims, and government investigations in the ordinary course of business. These include proceedings, claims, and investigations relating to, among other things, regulatory matters, commercial matters, intellectual property, competition, tax, employment, pricing, discrimination, consumer rights, personal injury, and property rights. See Note 11 in the accompanying condensed consolidated financial statements for a complete listing of legal proceedings, which include:

●	On March 25, 2020, a Bailey’s product vendor filed a lawsuit against Bailey for non-payment of trade payables totaling $492,390. Approximately the same amount was held in accounts payable for this vendor in the accompanying consolidated balance sheets and the Company does not believe it is probable that losses in excess of such trade payables will be incurred. The Company and product vendor have entered into a settlement, which will require the Company make ten monthly payments of approximately $37,000, starting in May 2021. Upon completion of the payment schedule, any remaining amounts will be forgiven. If the Company fails to meet its obligations based on the prescribed time frame, the full amount will be due with interest, less payments made. The payment schedule was completed in 2022.
●	On December 21, 2020, a Company investor filed a lawsuit against DBG for reimbursement of their investment totaling $100,000. Claimed amounts are included in short-term convertible note payable in the accompanying consolidated balance sheets and the Company does not believe it is probable that losses in excess of such short-term note payable will be incurred. The Company is actively working to resolve this matter.
●	In August 2020 and March 2021, two lawsuits were filed against Bailey’s by third-party’s related to prior services rendered. The claims (including fines, fees, and legal expenses) total an aggregate of $96,900. One matter was settled in February 2022 and the other matter is being actively worked on to achieve settlement.

●	On September 24, 2020 a Bailey’s product vendor filed a lawsuit against Bailey’s non-payment of trade payables totaling approximately $481,000 and additional damages of approximately $296,000. Claimed amounts for trade payables are included in accounts payable in the accompanying consolidated balance sheets, net of payments made. In December 2021, the Company reached a settlement; however, the settlement terms were not met and a judgement was entered against the Company in the amount of $469,000.
●	All claims above, to the extent management believes it will be liable, have been included in accounts payable and accrued expenses and other liabilities in the consolidated balance sheet as of March 31, 2022.

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

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. Before investing in our common stock, you should consider carefully the risks described in our prospectus filed on May 9, 2022, together with the other information contained in this Quarterly Report on Form 10-Q, including our financial statements and the related notes and in our other filings with the Securities and Exchange Commission. If any of the risks occur, our business, financial condition, results of operations and prospects could be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

During the three months ended March 31, 2022, the Company converted an aggregate of $888,930 in outstanding principal of convertible notes into 873,901 shares of common stock.

From April 1, 2022 through the issuance date, the Company has issued 978,476 shares of common stock pursuant to conversions of outstanding principal of its convertible notes.

On April 8, 2022, the Company and various purchasers (the “Investors”) executed a Securities Purchase Agreement (the “SPA”) whereby the Investors purchased from the Company promissory notes (the “Notes”) in the aggregate principal amount of $3,068,750.

In connection with the issuance of the Notes further to the SPA , the Company issued warrants to acquire 1,257,684 shares of its common stock at an exercise price of $1.22 per share expiring in April 2027.

On May 10, 2022, pursuant to the Underwriting Agreement, the Company issued the Underwriters’ Warrants to purchase up to an aggregate of 1,495,592 shares of common stock. The Underwriters’ Warrants may be exercised beginning on November 1, 2022 until May 5, 2027. The initial exercise price of each Underwriters’ Warrant is $0.325 per share, which represents 130% of the public offering price.

Use of Proceeds from Public Offering of Common Stock

The net proceeds the Company will receive from the sale of 37,389,800 shares of its common stock in the offering, after deducting underwriter discounts and commissions, the non-accountable expense, the underwriters’ expense reimbursement and estimated offering expenses, will be approximately $7,951,285 (approximately $9,237,728 if the underwriters exercise their option to purchase additional shares in full), based on a public offering price of $0.25 per share.

The Company currently intends to use the net proceeds from the offering primarily for general corporate purposes, including working capital. Specifically, the Company used a portion of the net proceeds from the offering to repay the Notes.

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

DIGITAL BRANDS GROUP, INC.

May 16, 2022	By:	/s/ John Hilburn Davis
John Hilburn Davis, Chief Executive Officer

May 16, 2022	By:	/s/ Reid Yeoman
Reid Yeoman, Chief Financial Officer