Form 10-Q
period 2022-06-30
Digital Brands Group, Inc.
filed 2022-08-15
CIK 1668010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

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

As of August 15, 2022 the Company had 52,874,188 shares of common stock, $0.0001 par value, issued and outstanding.

DIGITAL BRANDS GROUP, NC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

DIGITAL BRANDS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$802,724	$528,394
Accounts receivable, net	190,056	89,394
Due from factor, net	929,989	985,288
Inventory	2,883,613	2,755,358
Prepaid expenses and other current assets	813,681	417,900
Total current assets	5,620,063	4,776,334
Deferred offering costs	367,696	367,696
Property, equipment and software, net	65,235	97,265
Goodwill	18,264,822	18,264,822
Intangible assets, net	11,765,688	12,841,313
Deposits	137,794	137,794
Right of use asset	201,681	—
Total assets	$36,422,979	$36,485,224

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$7,003,333	$6,562,690
Accrued expenses and other liabilities	3,698,717	2,237,145
Deferred revenue	221,363	276,397
Due to related parties	250,598	277,635
Contingent consideration liability	19,300,716	12,179,476
Convertible notes, current	100,000	100,000
Accrued interest payable	1,801,303	1,110,679
Note payable - related party	154,489	299,489
Venture debt, net of discount	6,251,755	6,001,755
Loan payable, current	1,489,335	2,502,000
Promissory note payable	3,500,000	3,500,000
Right of use liability, current portion	201,681	—
Total current liabilities	43,973,290	35,047,266
Convertible note payable, net	5,986,068	5,501,614
Loan payable	298,900	713,182
Derivative liability	1,044,939	2,294,720
Warrant liability	—	18,223
Total liabilities	51,303,197	43,575,005

Commitments and contingencies (Note 11)

Stockholders’ deficit:
Undesignated preferred stock, $0.0001 par, 10,000,000 shares authorized, 0 shares issued and outstanding as of both June 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par, 200,000,000 shares authorized, 52,874,188 and 13,001,690 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	5,287	1,300
Additional paid-in capital	68,185,315	58,612,873
Accumulated deficit	(83,070,820)	(65,703,954)
Total stockholders’ deficit	(14,880,218)	(7,089,781)
Total liabilities and stockholders’ deficit	$36,422,979	$36,485,224

See the accompanying notes to the unaudited condensed consolidated financial statements

DIGITAL BRANDS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net revenues	3,739,001	1,003,529	$7,171,411	$1,411,934
Cost of net revenues	1,567,922	608,944	3,526,833	1,224,886
Gross profit	2,171,079	394,585	3,644,578	187,048
Operating expenses:
General and administrative	4,990,232	7,192,460	9,601,467	9,099,978
Sales and marketing	1,705,291	923,283	2,745,863	1,094,103
Distribution	221,925	69,864	424,773	133,442
Change in fair value of contingent consideration	5,920,919	3,050,901	7,121,240	3,050,901
Total operating expenses	12,838,367	11,236,508	19,893,343	13,378,424
Loss from operations	(10,667,288)	(10,841,923)	(16,248,765)	(13,191,376)
Other income (expense):
Interest expense	(2,203,599)	(897,920)	(3,771,476)	(1,572,964)
Other non-operating income (expenses)	3,336,963	(57,775)	2,653,375	(57,213)
Total other income (expense), net	1,133,364	(955,695)	(1,118,101)	(1,630,177)
Income tax benefit (provision)	—	1,100,120	—	1,100,120
Net loss	$(9,533,924)	$(10,697,498)	$(17,366,866)	$(13,721,433)

Weighted average common shares outstanding - basic and diluted	35,822,250	5,435,023	24,591,052	3,062,774
Net loss per common share - basic and diluted	$(0.27)	$(1.97)	$(0.71)	$(4.48)

See the accompanying notes to the unaudited condensed consolidated financial statements

DIGITAL BRANDS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Series Seed		Series A		Series A-2		Series A-3		Series CF		Series B				Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balances at December 31, 2020	20,714,518	$2,071	5,654,072	$565	5,932,742	$593	9,032,330	$904	836,331	$83	20,754,717	$2,075	664,167	$66	$27,481,995	$(33,345,997)	$(5,857,645)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	36,976	—	36,976
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,023,935)	(3,023,935)
Balances at March 31, 2021	20,714,518	$2,071	5,654,072	$565	5,932,742	593	9,032,330	904	836,331	83	20,754,717	2,075	664,167	66	27,518,971	(36,369,932)	(8,844,604)
Conversion of preferred stock into common stock	(20,714,518)	(2,071)	(5,654,072)	(565)	(5,932,742)	(593)	(9,032,330)	(904)	(836,331)	(83)	(20,754,717)	(2,075)	4,027,181	403	5,888	—	—
Issuance of common stock in public offering	—	—	—	—	—	—	—	—	—	—	—	—	2,409,639	241	9,999,761	—	10,000,002
Offering costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,116,957)	—	(2,116,957)
Exercise of over-allotment option, net of offering costs	—	—	—	—	—	—	—	—	—	—	—	—	361,445	36	1,364,961	—	1,364,997
Conversion of debt into common stock	—	—	—	—	—	—	—	—	—	—	—	—	1,135,153	114	2,680,175	—	2,680,289
Conversion of related party notes and payables into common stock	—	—	—	—	—	—	—	—	—	—	—	—	152,357	15	257,500	—	257,515
Common stock and warrants issued in connection with note	—	—	—	—	—	—	—	—	—	—	—	—	20,000	2	73,956	—	73,958
Common stock issued in connection with business combination	—	—	—	—	—	—	—	—	—	—	—	—	2,192,771	219	8,025,323	—	8,025,542
Exercise of warrants	—	—	—	—	—	—	—	—	—	—	—	—	31,881	3	145,693	—	145,696
Common stock issued pursuant to consulting agreement	—	—	—	—	—	—	—	—	—	—	—	—	50,000	5	182,995	—	183,000
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	3,801,553	—	3,801,553
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(10,697,498)	(10,697,498)
Balances at June 30, 2021	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	11,044,594	1,104	$51,939,819	$(47,067,430)	$4,873,493

Balances at December 31, 2021	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	13,001,690	$1,300	$58,612,873	$(65,703,954)	$(7,089,781)
Conversion of notes and derivative liability into common stock	—	—	—	—	—	—	—	—	—	—	—	—	873,901	87	1,201,495	—	1,201,582
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	139,093	—	139,093
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(7,832,942)	(7,832,942)
Balances at March 31, 2022	—	—	—	—	—	—	—	—	—	—	—	—	13,875,591	1,387	59,953,461	(73,536,896)	(13,582,048)
Issuance of common stock in public offering	—	—	—	—	—	—	—	—	—	—	—	—	37,389,800	3,739	9,343,711	—	9,347,450
Offering costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,930,486)	—	(1,930,486)
Conversion of notes and derivative liability into common stock	—	—	—	—	—	—	—	—	—	—	—	—	1,608,797	161	600,629	—	600,790
Warrants issued in connection with note	—	—	—	—	—	—	—	—	—	—	—	—	—	—	98,241	—	98,241
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	119,759	—	119,759
Net loss															—	(9,533,924)	(9,533,924)
Balances at June 30, 2022	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	52,874,188	$5,287	$68,185,315	$(83,070,820)	$(14,880,218)

See the accompanying notes to the unaudited condensed consolidated financial statements

DIGITAL BRANDS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(17,366,866)	$(13,721,433)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,113,188	291,661
Amortization of loan discount and fees	2,818,174	580,684
Stock-based compensation	258,852	4,021,529
Fees incurred in connection with debt financings	—	132,609
Change in fair value of warrant liability	(18,223)	72,445
Change in fair value of derivative liability	(880,388)	—
Change in fair value of contingent consideration	7,121,240	3,050,901
Forgiveness of Payroll Protection Program	(1,760,755)	—
Deferred income tax benefit	—	(1,100,120)
Change in credit reserve	(5,053)	9,748
Changes in operating assets and liabilities:
Accounts receivable, net	(100,662)	(261,386)
Due from factor, net	202,787	139,629
Inventory	(128,255)	75,287
Prepaid expenses and other current assets	(395,781)	(688,893)
Accounts payable	435,110	575,513
Accrued expenses and other liabilities	1,461,572	262,019
Deferred revenue	(55,034)	(99,045)
Accrued compensation - related party	—	(88,550)
Accrued interest	690,624	151,465
Net cash used in operating activities	(6,609,470)	(6,595,937)
Cash flows from investing activities:
Cash acquired (consideration) pursuant to business combination	—	(475,665)
Purchase of property, equipment and software	—	(10,276)
Deposits	—	(19,115)
Net cash used in investing activities	—	(505,056)
Cash flows from financing activities:
Proceeds (repayments) from related party advances	(172,036)	—
Advances (repayments) from factor	(142,436)	53,795
Proceeds from venture debt	237,500	—
Issuance of loans payable	311,308	2,626,050
Repayments of convertible and promissory notes	(3,068,750)	(2,001,305)
Issuance of convertible notes payable	2,301,250	528,650
Issuance of common stock in public offering	9,347,450	10,000,002
Exercise of over-allotment option with public offering, net	—	1,364,997
Exercise of warrants	—	145,696
Offering costs	(1,930,486)	(2,116,957)
Net cash provided by financing activities	6,883,800	10,600,928
Net change in cash and cash equivalents	274,330	3,499,935
Cash and cash equivalents at beginning of period	528,394	575,986
Cash and cash equivalents at end of period	$802,724	$4,075,921
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$191,152	$460,179
Supplemental disclosure of non-cash investing and financing activities:
Conversion of notes and debt into common stock	$1,802,372	$2,680,289
Right of use asset	$201,681	$—
Warrants issued in connection with note	$98,241	$—
Conversion of preferred stock into common stock	$—	$6,293
Conversion of related party notes and payables into common stock	$—	$257,515
Contingent consideration liability issued in connection with acquisition	$—	$3,421,516

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

The Company is a curated collection of lifestyle brands, including Bailey 44, DSTLD, Harper & Jones, Stateside and ACE Studios, that offers a variety of apparel products through direct-to-consumer and wholesale distribution.

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

NOTE 2: GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated profits since inception, has sustained net losses of $17,366,866 and $13,721,433 for the six months ended June 30, 2022 and 2021, respectively, and has incurred negative cash flows from operations during these periods. The Company has historically lacked liquidity to satisfy obligations as they come due and as of June 30, 2022, and the Company had a working capital deficit of $38,353,227. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company requires significant capital to fund operations and meet its obligations as demands are made. The Company expects to continue to generate operating losses for the foreseeable future. The accompanying consolidated financial statements do not include any adjustments as a result of this uncertainty.

Management Plans

In August 2021, the Company entered into an equity line of credit agreement which the investor is committed to purchase up to $17,500,000 of the Company’s common stock. The Company plans to utilize multiple drawdowns on this agreement, however, it may be unable to execute on such drawdowns due to restrictions per the agreement.

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”).

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated balance sheet as of June 30, 2022, the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2022 and 2021 and of cash flows for the six months ended June 30, 2022 and 2021 have been prepared by the Company, pursuant to the rules and regulations of the SEC for the interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The unaudited interim consolidated financial statements have been prepared on a basis consistent with the audited consolidated financial statements and in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the consolidated results for the interim periods presented and of the consolidated financial condition as of the date of the interim consolidated balance sheet. The results of operations are not necessarily indicative of the results expected for the year ended December 31, 2022.

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

Cash and Equivalents and Concentration of Credit Risk

The Company considers all highly liquid securities with an original maturity of less than three months to be cash equivalents. As of June 30, 2022 and December 31, 2021, the Company did not hold any cash equivalents. The Company’s cash and cash equivalents in bank deposit accounts, at times, may exceed federally insured limits of $250,000.

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

	Fair Value Measurements
	as of June 30, 2022 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$—	$—	$—	$—
Contingent consideration	—	—	19,300,716	19,300,716
Derivative liability	—	—	1,044,939	1,044,939
	$—	$—	$20,345,655	$20,345,655

	Fair Value Measurements
	as of December 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$—	$18,223	$—	$18,223
Contingent consideration	—	—	12,179,476	12,179,476
Derivative liability	—	—	2,294,720	2,294,720
	$—	$18,223	$14,474,196	$14,492,419

Contingent Consideration

Changes in acquisition-related contingent consideration liabilities during the six months ended June 30, 2022 are as follows:

Contingent
Consideration
Liability
Outstanding as of December 31, 2021	$12,179,476
Change in fair value	7,121,240
Outstanding as of June 30, 2022	$19,300,716

The detail of contingent consideration by company is as follows:

Bailey	$10,698,475
Harper & Jones	8,602,241
$19,300,716

The contingent consideration liabilities were revalued as of May 18, 2022, the anniversary date of the Company’s initial public offering. As of the date of the issuance of these financial statements, the contingent consideration liabilities were not yet settled with shares. See Note 12 Subsequent Events for amendment to H&J.

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

The fair value of the derivative liability is valued using a multinomial lattice model. The multinomial lattice inputs include the underlying stock price, volatility of common stock and remaining term of the convertible note. Changes in derivative liability during the three months ended June 30, 2022 are as follows:

Derivative
Liability
Outstanding as of December 31, 2021	$2,294,720
Conversion of underlying notes into common stock	(369,393)
Change in fair value	(880,388)
Outstanding as of June 30, 2022	$1,044,939

Inventory

Inventory is stated at the lower of cost or net realizable value and accounted for using the weighted average cost method for DSTLD and first-in, first-out method for Bailey and Stateside. The inventory balances as of June 30, 2022 and December 31, 2021 consist substantially of finished good products purchased or produced for resale, as well as any raw materials the Company purchased to modify the products and work in progress.

Inventory consisted of the following:

	June 30,	December 31,
	2022	2021
Raw materials	$433,616	$292,167
Work in process	258,626	242,673
Finished goods	2,191,371	2,220,519
Inventory	$2,883,613	$2,755,358

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

Deferred Offering Costs

The Company complies with the requirements of ASC 340, Other Assets and Deferred Costs, with regards to offering costs. Prior to the completion of an offering, offering costs are capitalized. The deferred offering costs are charged to additional paid-in capital or as a discount to debt, as applicable, upon the completion of an offering or to expense if the offering is not completed As of June 30, 2022 and December 31, 2021, the Company capitalized $367,696 in deferred offering costs pertaining to its equity line of credit agreement with Oasis (Note 8). Management is currently reviewing the feasibility of drawdowns on the equity line of credit.

Net Loss per Share

Net earnings or loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period, excluding shares subject to redemption or forfeiture. The Company presents basic and diluted net earnings or loss per share. Diluted net earnings or loss per share reflect the actual weighted average of common shares issued and outstanding during the period, adjusted for potentially dilutive securities outstanding. Potentially dilutive securities are excluded from the computation of the diluted net loss per share if their inclusion would be anti-dilutive. As all potentially dilutive securities are anti-dilutive as of June 30, 2022 and 2021, diluted net loss per share is the same as basic net loss per share for each year. Potentially dilutive items outstanding as of June 30, 2022 and 2021 are as follows:

	June 30,
	2022	2021
Convertible notes	46,240,766	—
Common stock warrants	6,333,392	3,946,348
Stock options	3,895,103	3,875,103
Total potentially dilutive shares	56,469,261	7,821,450

The stock options and warrants above are out-of-the-money as of June 30, 2022 net income.

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

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information presents the Company’s financial results as if the H&J and Stateside acquisitions had occurred as of January 1, 2021. The unaudited pro forma financial information is not necessarily indicative of what the financial results actually would have been had the acquisitions been completed on this date. In addition, the unaudited pro forma financial information is not indicative of, nor does it purport to project, the Company’s future financial results. The following unaudited pro forma financial information includes incremental property and equipment depreciation and intangible asset amortization as a result of the acquisitions. The pro forma information does not give effect to any estimated and potential cost savings or other operating efficiencies that could result from the acquisition:

Six Months Ended
June 30,
2021
Net revenues	$4,742,558
Net loss	$(14,422,758)
Net loss per common share	$(4.71)

NOTE 4: DUE FROM FACTOR

Due to/from factor consist of the following:

	June 30,	December 31,
	2022	2021
Outstanding receivables:
Without recourse	$517,994	$579,295
With recourse	220,098	361,584
Advances	264,053	121,617
Credits due customers	(72,156)	(77,208)
	$929,989	$985,288

NOTE 5: GOODWILL AND INTANGIBLE ASSETS

The Company recorded $6,479,218 in goodwill from the Bailey business combination in February 2020, $9,681,548 in goodwill from the H&J business combination in May 2021 and $2,104,056 in goodwill from the Stateside business combination in August 2021.

The following table summarizes information relating to the Company’s identifiable intangible assets as of June 30, 2022:

	Gross	Accumulated	Carrying
	Amount	Amortization	Value
Amortized:
Customer relationships	$6,453,750	$(2,524,982)	$3,928,768
	6,453,750	(2,524,982)	3,928,768

Indefinite-lived:
Brand name	$7,836,920	—	7,836,920
	$14,290,670	$(2,524,982)	$11,765,688

The Company recorded amortization expense of $537,812 and $163,236 during the three months ended June 30, 2022 and 2021, and $1,075,625 and $254,903 during the six months ended June 30, 2022 and 2021, respectively, which is included in general and administrative expenses in the consolidated statements of operations.

NOTE 6: LIABILITIES AND DEBT

Accrued Expenses and Other Liabilities

The Company accrued expenses and other liabilities line in the consolidated balance sheets is comprised of the following as of June 30, 2022 and December 31,2021:

	June 30,	December 31,
	2022	2021
Accrued expenses	$970,890	$213,740
Reserve for returns	25,000	33,933
Payroll related liabilities	2,303,321	1,204,665
Sales tax liability	268,804	268,723
Due to seller	—	396,320
Other liabilities	130,702	119,764
	$3,698,717	$2,237,145

Certain liabilities including sales tax and payroll related liabilities may be subject to interest and penalties. As of June 30, 2022 and December 31, 2021, payroll related labilities included approximately $262,000 in estimated penalties associated with accrued payroll taxes.

Venture Debt

In February 2022, the Company received $237,500 in proceeds, including loan fees of $12,500, from the existing venture debt lender under the same terms as the existing facility. As of June 30, 2022 and December 31, 2021, the gross loan balance was $6,251,755 and $6,001,755, respectively.

As of June 30, 2022, all payments have been deferred to the maturity date of the loan, December 31, 2022. As of the filing date, of these financial statements, all defaults were cured and there are no additional expected defaults.

For the six months ended June 30, 2022 and 2021, $12,500 and $147,389 of loan fees and discounts from warrants were amortized to interest expense, leaving unamortized balance of $0 as of June 30, 2022.

Interest expense and effective interest rate on this loan for the three months ended June 30, 2022 and 2021, was $191,152 and $202,041, and 12.2% and 13.4% all respectively. Interest expense was $382,304 and $402,027 for the six months ended June 30, 2022 and 2021, respectively.

Convertible Debt

2020 Regulation D Offering

As of June 30, 2022 and December 31, 2021, there was $100,000 remaining in outstanding principal that was not converted into equity.

Convertible Promissory Note

During the six months ended June 30, 2022, the Company converted an aggregate of $1,432,979 in outstanding principal into 2,482,698 shares of common stock.

On April 8, 2022, the Company and various purchasers executed a Securities Purchase Agreement whereby the investors purchased from the Company convertible promissory notes in the aggregate principal amount of $3,068,750, consisting of original issue discount of $613,750. The Company received net proceeds of $2,313,750 after the original issue discount and fees, resulting in a debt discount of $755,000. Upon the Company’s public offering in May (see below), the Company repaid $3,068,750 to the investors and the debt discount was fully amortized.

In connection with the April notes, the Company issued an aggregate of 1,257,684 warrants to purchase common stock at an exercise price of $1.22 per share. The Company recognized $98,241 as a debt discount for the fair value of the warrants using the Black-Scholes option model, which was fully amortized upon the notes’ repayment in May.

During the three and six months ended June 30, 2022, the Company amortized $1,724,591 and $2,783,174 of debt discount to interest expense.

As of June 30, 2022 and December 31, 2021, the outstanding principal was $8,032,021 and $9,465,000, respectively. The balance of the convertible notes, after unamortized debt discount of $2,904,803, was $5,671,267 as of June 30, 2022.

Loan Payable — PPP and SBA Loan

As of June 30, 2022 and December 31, 2021, H&J had an outstanding loan under the EIDL program of $148,900.

In April 2022, Bailey received notification of full forgiveness of its 2nd PPP Loan totaling $1,347,050 and partial forgiveness of its 1st PPP Loan totaling $413,705.

Note Payable – Related Party

As of June 30, 2022, H&J had an outstanding note payable of $227,637 owned by the H&J Seller. The note matures on September 10, 2022 and bears interest at 12% per annum.

Promissory Note Payable

As of June 30, 2022 and December 31, 2021, the outstanding principal on the note to the sellers of Bailey was $3,500,000. As of June 30, 2022, the lender agreed to defer all payments to the maturity date of the loan, December 31, 2022.

Interest expense was $105,000 and $120,000 for the three months ended June 30, 2022 and 2021 and $210,000 and $284,000 for the six months ended June 30, 2022 and 2021, all respectively, which was accrued and unpaid as of June 30, 2022.

Merchant Cash Advances

In March 2022, the Company obtained two short-term merchant advances, which totaled $500,000 and $250,000, respectively, from a single lender to fund operations. These advances included origination fees totaling $22,500 for net proceeds of $727,500. These advances are, for the most part, secured by expected future sales transactions of the Company with expected payments on a weekly basis The Company will repay an aggregate of $1,065,000 to the lender. These advances contain various financial and non-financial covenants. As of June 30, 2022, $255,219 remained outstanding. As of the date of these financial statements, the Company was in compliance with these covenants.

NOTE 7: STOCKHOLDERS’ DEFICIT

During the six months ended June 30, 2022, $1,432,979 in outstanding principal of convertible notes were converted into 2,482,698 shares of common stock.

Underwriting Agreement and Public Offering

On May 5, 2022, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Alexander Capital, L.P., acting as representative (the “Representative”) of the several underwriters named in the Underwriting Agreement (the “Underwriters”), relating to the Company’s underwritten the offering (the “Offering”) pursuant to which the Company agreed to issue and sell 37,389,800 shares (the “Firm Shares”) of the Company’s common stock. The Firm Shares were sold to the public at a combined public offering price of $0.25 per share and were purchased by the Underwriters from the Company at a price of $0.23 per share. The Company also granted the Underwriters a 45-day option to purchase up to an additional 5,608,470 shares of Common Stock at the same price.

The shares were sold in the Offering pursuant to a Registration Statement on Form S-1, as amended (File No. 333-264347) (the “Registration Statement”), a Registration Statement on Form S-1 pursuant to 462(b) of the Securities Act of 1933, as amended (File No. 333-264775), and a related prospectus filed with the Securities and Exchange Commission. The public offering closed on May 10, 2022 and the Company sold 37,389,800 shares of Common Stock for total gross proceeds of $9.3 million. The Company received net proceeds of $8.1 million after deducting underwriters discounts and commissions of $0.7 million and direct offering expenses of $0.5 million.

NOTE 8: RELATED PARTY TRANSACTIONS

Employee Backpay, Loans Receivable and Loans Payable

As of June 30, 2022 and December 31, 2021, due to related parties includes advances from the former officer, Mark Lynn, who also serves as a director, totaling $104,568, and accrued salary and expense reimbursements of $120,350 and $126,706, respectively, to current officers. As of June 30, 2022, due to related parties also included an advance of $25,000 from the CEO.

As of June 30, 2022, H&J had an outstanding note payable of $227,637 owned by the H&J Seller.

NOTE 9: SHARE-BASED PAYMENTS

Common Stock Warrants

In connection with the April note agreement, the Company granted warrants to acquire 1,257,684 shares of common stock at an exercise price of $1.22 per share expiring in April 2027.

On May 10, 2022, pursuant to the Underwriting Agreement, the Company issued the Underwriters’ Warrants to purchase up to an aggregate of 1,495,592 shares of common stock. The Underwriters’ Warrants may be exercised beginning on November 1, 2022 until May 5, 2027. The initial exercise price of each Underwriters’ Warrant is $0.325 per share, which represents 130% of the public offering price.

The following is a summary of warrant activity:

	Common	Weighted
	Stock	Average
	Warrants	Exercise Price
Outstanding - December 31, 2021	3,580,116	$4.12
Granted	2,753,276	0.73
Exercised	—	—
Forfeited	—	—
Outstanding - June 30, 2022	6,333,392	$4.12
Exercisable at June 30, 2022	4,837,799	$3.37

Stock Options

As of June 30, 2022 and December 31, 2021, the Company had 3,895,103 stock options outstanding with a weighted average exercise price of $3.59 per share. As of June 30, 2022, there were 3,339,173 options exercisable.

Stock-based compensation expense of $119,759 and $3,568,370 was recognized for the three months ended June 30, 2022 and 2021, and $258,852 and $3,604,346 was recognized for the six months June 30, 2022 and 2021, respectively. During the six months ended June 30,2022 and 2021, $28,798 and $523,151 was recorded to sales and marketing expense, and all other stock compensation was included in general and administrative expense in the condensed consolidated statements of operations. Total unrecognized compensation cost related to non-vested stock option awards as of June 30, 2022 amounted to $798,184 and will be recognized over a weighted average period of 1.79 years.

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

Total rent expense for the three months ended June 30, 2022 and 2021 was $195,060 and $173,052, and $469,482 and $305,841 for the six months end June 30, 2022 and 2021, respectively.

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

All claims above, to the extent management believes it will be liable, have been included in accounts payable and accrued expenses and other liabilities in the consolidated balance sheet as of June 30, 2022.

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

Entry into a Material Definitive Agreement

On June 17, 2022, the Company entered into an Amended and Restated Membership Interest Purchase Agreement (the “Agreement”) with Moise Emquies, George Levy, Matthieu Leblan and Carol Ann Emquies (“Sellers”), Sunnyside, LLC, a California limited liability company (“Sundry”), and George Levy as the Sellers’ representative (the “Sellers’ Representative”), pursuant to which the Company will acquire all of the issued and outstanding membership interests of Sundry (such transaction, the “Acquisition”). Sellers and DBG are sometimes collectively referred to herein as the “Parties” and individually as a “Party.”

Pursuant to the Agreement, Sellers, as the holders of all of the outstanding membership interests of Sundry, will exchange all of such membership interests for (i) $5 million in cash, which will be paid at Closing (as defined below), of which $2.5 million is paid to each of George Levy and Matthieu Leblan; (ii) at the Sellers’ option at Closing, either (a) $7 million dollars paid in the Company’s common stock, with a par value of $0.0001 per share (the “Buyer Shares”), at $0.19 per share, which is the per share closing price of the Buyer Shares on Nasdaq on June 17, 2022 (the “Issuance Price”); or (b) $7 million in cash, to each of the Sellers, Jenny Murphy and Elodie Crichi pro rata in accordance to the percentage set forth in the Agreement; and (iii) $20 million paid in Buyer Shares at a per share price equal to the Issuance Price issued to each of the Sellers, Jenny Murphy and Elodie Crichi pro rata in accordance to the percentage set forth in the Agreement.

The obligations of each Party to consummate the transactions contemplated by this Agreement are subject to certain closing conditions, including, but not limited to, (i) no governmental entity has issued an order or taken any other action that making the transactions contemplated by the Agreement illegal; (ii) no governmental entity has issued an order or taken any other action restraining or otherwise prohibiting the transactions contemplated by the Agreement; (iii) DBG shall have initiated a proxy solicitation for a shareholder vote to approve the issuance of Buyer Shares and the employment offer letters to George Levy and Matthew Leblan; and (iv) DBG shall have cash or rights under existing borrowing facilities that together are sufficient to pay the cash payable at Closing pursuant to the terms of the Agreement.

NOTE 12: SUBSEQUENT EVENTS

Management’s Evaluation

On July 22, 2022, the Company and various purchasers (the “July Investors”) executed a Securities Purchase Agreement (the “July SPA”) whereby the Investors purchased from the Company 20% Original Issue Discount (the “OID”) promissory notes (the “July Notes”) in the aggregate principal amount of $1,250,000 (with an aggregate subscription amount of $1,000,000).

The July Notes are due and payable on October 31, 2022 (the “Maturity Date”). The Company will also have the option to prepay the July Notes with no penalties at any time prior to the Maturity Date. If the Company or any subsidiary of the Company completes a debt or equity financing of less than $4,000,000, the Company is required to repay 50% of the remaining balance of the July Notes.

Following such 50% repayment, the Company must also use any proceeds from any subsequent debt or equity financing to repay the July Notes. Upon the closing of any debt or equity financing of $4,000,000 or greater, the Company is required to repay 100% of the July Notes with no penalties. If the July Notes are not repaid in full by the Maturity Date or if any other event of default occurs, (1) the face value of the July Notes will be automatically increased to 120%; (2) the July Notes will begin generating an annual interest rate of 20%, which will be paid in cash monthly until the default is cured; and (3) if such default continues for 14 or more calendar days, at the Investors’ discretion, the July Notes shall become convertible at the option of the Investors into shares of the Company’s common stock at a conversion price equal to the Nasdaq closing price of the Company’s common stock on the date of the note conversion.

On July 28, 2022, the Company, the existing investors and a new investor executed an Amendment to the July SPA (the “Amendment SPA”), whereby the new investor purchased from the Company a 20% original issue discount promissory note in the aggregate principal amount of $1,875,000 (with an aggregate subscription amount of $1,500,000) in substantially the same form as issued to the existing investors under the July SPA dated July 22, 2022. Pursuant to the Amendment SPA, the Company will also issue warrants to the new investor in substantially the same form as issued to the existing investors on July 22, 2022.

In connection with the July SPA, the Company issued to the Investors an aggregate of 4,112,500 five-year warrants exercisable for shares of common stock at an exercise price equal to $0.152.

On July 29, 2022, the Company entered into an amendment to the May 2021 purchase agreement with the H&J Seller based on the ultimate settlement of the H&J contingent consideration. Pursuant to the amendment, on May 18, 2023, the Company shall deliver to the H&J Seller additional shares of common stock. The number of shares of common stock to be delivered to H&J Seller shall be calculated as follows: $7,899,356 minus any cash payments received by Seller from any capital raises, divided by the average common stock closing price per share based on the thirty-day trading period preceding May 19, 2023.

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

Business Overview

Digital Brands Group is a curated collection of lifestyle brands, including Bailey 44, DSTLD, Harper & Jones, Stateside and ACE Studios, that offers a variety of apparel products through direct-to-consumer and wholesale distribution. Our complementary brand portfolio provides us with the unique opportunity to cross merchandise our brands. We aim for our customers to wear our brands head to toe and to capture what we call “closet share” by gaining insight into their preferences to create targeted and personalized content specific to their cohort. Operating our brands under one portfolio provides us with the ability to better utilize our technological, human capital and operational capabilities across all brands. As a result, we have been able to realize operational efficiencies and continue to identify additional cost saving opportunities to scale our brands and overall portfolio.

Our portfolio currently consists of four significant brands that leverage our three channels: our websites, wholesale and our own stores.

●	Bailey 44 (“Baily”) combines beautiful, luxe fabrics and on-trend designs to create sophisticated ready-to-wear capsules for women on-the-go. Designing for real life, this brand focuses on feeling and comfort rather than how it looks on a runway. Bailey 44 is primarily a wholesale brand, which we are transitioning to a digital, direct-to-consumer brand.
●	DSTLD offers stylish high-quality garments without the luxury retail markup valuing customer experience over labels. DSTLD is primarily a digital direct-to-consumer brand, to which we recently added select wholesale retailers to generate brand awareness.
●	Harper & Jones (H&J) was built with the goal of inspiring men to dress with intention. It offers hand- crafted custom fit suits for those looking for a premium experience. Harper & Jones is primarily a direct-to-consumer brand using its own showrooms.
●	Stateside is an elevated, America first brand with all knitting, dyeing, cutting and sewing sourced and manufactured locally in Los Angeles. The collection is influenced by the evolution of the classic t-shirt offering a simple yet elegant look. Stateside is primarily a wholesale brand that we will be transitioning to a digital, direct-to-consumer brand.

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

Material Trends, Events and Uncertainties

COVID-19

After the impact of COVID-19, we have implemented cost controls to reduce discretionary spending to help mitigate the loss of sales and to conserve cash while continuing to support employees. We are also assessing our forward inventory purchase commitments to ensure proper matching of supply and demand, which will result in an overall reduction in future commitments. As we continue to actively monitor the situation, we may take further actions that affect our operations.

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

Results of Operations

Three Months Ended June 30, 2022 compared to Three Months Ended June 30, 2021

The following table presents our results of operations for the three months ended June 30, 2022 and 2021:

	Three Months Ended
	June 30,
	2022	2021
Net revenues	$3,739,001	$1,003,529
Cost of net revenues	1,567,922	608,944
Gross profit	2,171,079	394,585
General and administrative	4,990,232	7,192,460
Sales and marketing	1,705,291	923,283
Other operating expenses	6,142,844	3,120,765
Operating loss	(10,667,288)	(10,841,923)
Other income (expenses)	1,133,364	(955,695)
Loss before provision for income taxes	(9,533,924)	(11,797,618)
Provision for income taxes	—	1,100,120
Net loss	$(9,533,924)	$(10,697,498)

Net Revenues

Revenues increased by $2.7 million to $3.7 million for the three months ended June 30, 2022, compared to $1.0 million in the corresponding fiscal period in 2021. The increase was primarily due to full results in 2022 pertaining to the acquisition of H&J in May 2021 and Stateside in August 2021.

Gross Profit

Our gross profit increased by $1.8 million for the three months ended June 30, 2022 to $2.2 million from a gross profit of $0.4 million for the corresponding fiscal period in 2021. The increase in gross margin was primarily attributable to increased revenue in the three months ended June 30, 2022 and the gross profit achieved by H&J and Stateside since the acquisitions.

Our gross margin was 58.1% for three months ended June 30, 2022 compared to 39.3% for the three months ended June 30, 2021. The increase in the gross margin was due to H&J and Stateside’s margins in 2021, as well as discounting and liquidation measures by both DBG and Bailey to sell aged inventory in 2021.

Operating Expenses

Our operating expenses increased by $1.6 million for the three months ended June 30, 2022 to $12.8 million compared to $11.2 million for the corresponding fiscal period in 2021. The increase in operating expenses was primarily due to the change in fair value of contingent consideration of $5.9 million and increased marketing expenses, partially offset by lower general and administrative expenses due to the Company’s stock-based compensation expense in the quarter ended June 30, 2021. We expect operating expenses to increase in total dollars and as a percentage of revenues as our revenue base increases.

Other Income (Expenses)

Other income/expenses increased by $2.1 million to a $1.1 million income in the three months ended June 30, 2022 compared to other expenses of $0.1 million in the corresponding fiscal period in 2021. The increase in other income in 2022 was primarily due to the change in fair value of derivative liability and PPP forgiveness.

Net Loss

Our net loss decreased by $1.2 million to a loss of $9.5 million for the three months ended June 30, 2022 compared to a loss of $10.7 million for the corresponding fiscal period in 2021 primarily due to the higher gross profit and other income in 2022, partially offset by the increase in the change in fair value of contingent consideration and other operating expenses.

Six Months Ended June 30, 2022 compared to Three Months Ended June 30, 2021

The following table presents our results of operations for the six months ended June 30, 2022 and 2021:

	Six Months Ended
	June 30,
	2022	2021
Net revenues	$7,171,411	$1,411,934
Cost of net revenues	3,526,833	1,224,886
Gross profit	3,644,578	187,048
General and administrative	9,601,467	9,099,978
Sales and marketing	2,745,863	1,094,103
Other operating expenses	7,546,013	3,184,343
Operating loss	(16,248,765)	(13,191,376)
Other income (expenses)	(1,118,101)	(1,630,177)
Loss before provision for income taxes	(17,366,866)	(14,821,553)
Provision for income taxes	—	1,100,120
Net loss	$(17,366,866)	$(13,721,433)

Net Revenues

Revenues increased by $5.8 million to $7.2 million for the six months ended June 30, 2022, compared to $1.4 million in the corresponding fiscal period in 2021. The increase was primarily due to full results in 2022 pertaining to the acquisition of H&J in May 2021 and Stateside in August 2021.

Gross Profit

Our gross profit increased by $3.5 million for the six months ended June 30, 2022 to $3.6 million from a gross profit of $0.2 million for the corresponding fiscal period in 2021. The increase in gross margin was primarily attributable to increased revenue in the six months ended June 30, 2022 and the gross profit achieved by H&J and Stateside since the acquisitions, as well as discounting and liquidation measures by both DBG and Bailey to sell aged inventory in 2021.

Our gross margin was 50.8% for six months ended June 30, 2022 compared to 13.2% for the six months ended June 30, 2021. The increase in the gross margin was due to H&J and Stateside’s margins in 2021, as well as discounting and liquidation measures by both DBG and Bailey to sell aged inventory in 2021.

Operating Expenses

Our operating expenses increased by $6.5 million for the six months ended June 30, 2022 to $19.9 million compared to $13.4 million for the corresponding fiscal period in 2021. The increase in operating expenses was primarily due to the change in fair value of contingent consideration of $7.1 million and increased marketing expenses due to full scale operations of all subsidiaries in 2022.

Other Income (Expenses)

Other expenses decreased by $0.5 million to $1.1 million in the six months ended June 30, 2022 compared to other expenses of $1.6 million in the corresponding fiscal period in 2021. The increase in other expenses in 2022 was primarily due to amortization of debt discount and related interest expense, partially offset by the change in fair value of derivative liability and PPP forgiveness.

Net Loss

Our net loss increased by $3.6 million to a loss of $17.4 million for the six months ended June 30, 2022 compared to a loss of $13.7 million for the corresponding fiscal period in 2021 primarily due to increased operating expenses driven by the change in fair value of contingent consideration partially offset by the higher gross profit.

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

As of June 30, 2022, we had cash of $802,724, but we had a working capital deficit of $38.4 million. The Company requires significant capital to meet its obligations as they become due. These factors raise substantial doubt about our Company’s ability to continue as a going concern. Throughout the next twelve months, the Company plans to continue to fund its capital funding needs through a combination of public or private equity offerings, debt financings or other sources. There can be no assurance as to the availability or terms upon which such financing and capital might be available in the future. If the Company is unable to secure additional funding, it may be forced to curtail its business plans or file for bankruptcy protection.

On May 10, 2022, the Company sold 37,389,800 shares of its common stock pursuant to a Registration Statement on Form S-1 and related prospectus at a public offering price of $0.25 per share. The net proceeds from the offering, after deducting underwriting discounts and commissions and other offering expenses payable by the Company, was $8.1 million.

Cash Flow Activities

The following table presents selected captions from our condensed statement of cash flows for the six months ended June 30, 2022 and 2021:

	Six Months Ended
	June 30,
	2022	2021
Net loss	$(17,366,866)	$(13,721,433)
Non-cash adjustments	$8,647,035	$7,059,457
Change in operating assets and liabilities	$2,110,361	$66,038
Net cash used in operating activities	$(6,609,470)	$(6,595,937)
Net cash used in investing activities	$—	$(505,056)
Net cash provided by financing activities	$6,883,800	$10,600,928
Net change in cash	$274,330	$3,499,935

Cash Flows Used In Operating Activities

Our cash used by operating activities was $6.6 million for the six months ended June 30, 2022 and 2021. Cash used in operating activities was primarily driven by our net loss, partially offset by non-cash charges and cash provided by changes in operating assets and liabilities.

Cash Flows Provided By Investing Activities

Our cash used in investing activities was $0.5 million in 2021, which was primarily related to the cash consideration in the H&J acquisition.

Cash Flows Provided by Financing Activities

Cash provided by financing activities was $6.9 million for the six months ended June 30, 2022, compared to $10.6 million for the corresponding fiscal period in 2021. Cash inflows in the three months ended June 30, 2022 were primarily related to $7.3 million in equity proceeds after offering costs, $2.9 million from convertible notes and loans, partially offset by note repayments of $3.1 million. Cash inflows in the six months ended June 30, 2021 were primarily related to $8.6 million in net proceeds from the IPO after deducting underwriting discounts and commissions and offering expenses, as well as $1.4 million in net proceeds from the underwriter’s exercise of their over-allotment option. Cash was also generated in 2021 from proceeds from loan payables of $2.6 million and proceeds from convertible notes payable of $0.5 million, partially offset by loan and note repayments of $2.0 million.

Contractual Obligations and Commitments

In March 2017, we entered into a senior credit agreement with an outside lender for up to $4,000,000, dependent upon the achievement of certain milestones. The initial close amount was a minimum of $1,345,000. The loan bears interest at 12.5% per annum, compounded monthly, including fees. A 5% closing fee is due upon each closing, legal and accounting fees of up to $40,000, and management fees of $4,167-$5,000 per month. As of June 30, 2022, we owed our senior secured lender approximately $6.3 million that is due on the scheduled maturity date of December 31, 2022.

We have $8.0 million in outstanding principal pertaining to our convertible notes which mature in various dates through 2023.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, who serve as our principal executive officer and principal financial and accounting officer, respectively, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. In making this evaluation, our management considered the material weakness in our internal control over financial reporting described below. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of such date.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are currently involved in, and may in the future be involved in, legal proceedings, claims, and government investigations in the ordinary course of business. These include proceedings, claims, and investigations relating to, among other things, regulatory matters, commercial matters, intellectual property, competition, tax, employment, pricing, discrimination, consumer rights, personal injury, and property rights. See Note 11 in the accompanying condensed consolidated financial statements for a complete listing of legal proceedings, which include:

●	On March 25, 2020, a Bailey’s product vendor filed a lawsuit against Bailey for non-payment of trade payables totaling $492,390. Approximately the same amount was held in accounts payable for this vendor in the accompanying consolidated balance sheets and the Company does not believe it is probable that losses in excess of such trade payables will be incurred. The Company and product vendor have entered into a settlement, which will require the Company make ten monthly payments of approximately $37,000, starting in May 2021. Upon completion of the payment schedule, any remaining amounts will be forgiven. If the Company fails to meet its obligations based on the prescribed time frame, the full amount will be due with interest, less payments made. The payment schedule was completed in 2022.
●	On December 21, 2020, a Company investor filed a lawsuit against DBG for reimbursement of their investment totaling $100,000. Claimed amounts are included in short-term convertible note payable in the accompanying consolidated balance sheets and the Company does not believe it is probable that losses in excess of such short-term note payable will be incurred. The Company is actively working to resolve this matter.
●	In August 2020 and March 2021, two lawsuits were filed against Bailey’s by third-party’s related to prior services rendered. The claims (including fines, fees, and legal expenses) total an aggregate of $96,900. One matter was settled in February 2022 and the other matter is being actively worked on to achieve settlement.
●	On September 24, 2020 a Bailey’s product vendor filed a lawsuit against Bailey’s non-payment of trade payables totaling approximately $481,000 and additional damages of approximately $296,000. Claimed amounts for trade payables are included in accounts payable in the accompanying consolidated balance sheets, net of payments made. In December 2021, the Company reached a settlement; however, the settlement terms were not met and a judgement was entered against the Company in the amount of $469,000.
●	All claims above, to the extent management believes it will be liable, have been included in accounts payable and accrued expenses and other liabilities in the consolidated balance sheet as of June 30, 2022.

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

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. Before investing in our common stock, you should consider carefully the risks described in our Report on Form 8-K filed on August 2, 2022, together with the other information contained in this Quarterly Report on Form 10-Q, including our financial statements and the related notes and in our other filings with the Securities and Exchange Commission. If any of the risks occur, our business, financial condition, results of operations and prospects could be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

During the six months ended June 30, 2022, the Company converted an aggregate of $1,432,979 in outstanding principal of convertible notes into 2,482,698 shares of common stock.

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

On July 22, 2022, the Company and various purchasers (the “July Investors”) executed a Securities Purchase Agreement (the “July SPA”) whereby the Investors purchased from the Company 20% Original Issue Discount (the “OID”) promissory notes (the “July Notes”) in the aggregate principal amount of $1,250,000 (with an aggregate subscription amount of $1,000,000).

Use of Proceeds from Public Offering of Common Stock

The net proceeds the Company received from the sale of 37,389,800 shares of its common stock in the offering, after deducting underwriter discounts and commissions, the non-accountable expense, the underwriters’ expense reimbursement and estimated offering expenses, was $8,051,285 based on a public offering price of $0.25 per share.

None of the underwriting discounts and commissions or offering expenses were paid directly or indirectly to any directors or officers of ours or their associates or to persons owning 10% or more of any class of equity securities or to any affiliates of ours.

We used the net proceeds to us from the IPO for general corporate purposes, including working capital, marketing initiatives and capital expenditures. Specifically, we used a portion of the net proceeds from the offering to repay the April 2022 Notes.

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

DIGITAL BRANDS GROUP, INC.

August 15, 2022	By:	/s/ John Hilburn Davi, IV
John Hilburn Davis, IV, Chief Executive Officer

August 15, 2022	By:	/s/ Reid Yeoman
Reid Yeoman, Chief Financial Officer