Form 10-Q
period 2022-09-30
Digital Brands Group, Inc.
filed 2022-11-14
CIK 1668010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 14, 2022 the Company had 1,073,337 shares of common stock, $0.0001 par value, issued and outstanding.

DIGITAL BRANDS GROUP, NC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

DIGITAL BRANDS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$195,399	$528,394
Accounts receivable, net	378,455	89,394
Due from factor, net	638,781	985,288
Inventory	2,655,352	2,755,358
Prepaid expenses and other current assets	940,334	417,900
Total current assets	4,808,321	4,776,334
Deferred offering costs	367,696	367,696
Property, equipment and software, net	46,454	97,265
Goodwill	18,264,822	18,264,822
Intangible assets, net	11,227,876	12,841,313
Deposits	137,794	137,794
Right of use asset	152,387	—
Total assets	$35,005,350	$36,485,224

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$6,945,633	$6,562,690
Accrued expenses and other liabilities	3,952,366	2,237,145
Deferred revenue	396,374	276,397
Due to related parties	209,943	277,635
Contingent consideration liability	18,597,831	12,179,476
Convertible note payable, net	8,075,872	100,000
Accrued interest payable	2,103,161	1,110,679
Note payable - related party	179,489	299,489
Venture debt, net of discount	—	6,001,755
Loan payable, current	1,426,885	2,502,000
Promissory note payable	3,500,000	3,500,000
Right of use liability, current portion	152,387	—
Total current liabilities	45,539,941	35,047,266
Convertible note payable, net	—	5,501,614
Loan payable	298,900	713,182
Derivative liability	1,690,807	2,294,720
Warrant liability	—	18,223
Total liabilities	47,529,648	43,575,005

Commitments and contingencies (Note 11)

Stockholders’ equity (deficit):
Undesignated preferred stock, $0.0001 par, 9,993,199 shares authorized, 0 shares issued and outstanding as September 30, 2022, 10,000,000 shares authorized, 0 shares issued and outstanding as of December 31, 2021	—	—
Series A preferred stock, $0.0001 par, 1 share authorized, issued and outstanding as of September 30, 2022, none authorized or outstanding as of December 31, 2021	—	—
Series A convertible preferred stock, $0.0001 par, 6,800 shares designated, 6,300 shares issued and outstanding as of September 30, 2022, none authorized or outstanding as of December 31, 2021	1	—
Common stock, $0.0001 par, 1,000,000,000 shares authorized, 529,492 and 528,742 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	53	13
Additional paid-in capital	75,440,940	58,614,160
Accumulated deficit	(87,965,292)	(65,703,954)
Total stockholders’ equity (deficit)	(12,524,298)	(7,089,781)
Total liabilities and stockholders’ equity (deficit)	$35,005,350	$36,485,224

See the accompanying notes to the unaudited condensed consolidated financial statements

DIGITAL BRANDS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net revenues	3,424,522	2,163,280	$10,595,933	$3,575,214
Cost of net revenues	1,771,178	954,137	5,298,011	2,179,023
Gross profit (loss)	1,653,344	1,209,143	5,297,922	1,396,191
Operating expenses:
General and administrative	3,624,841	3,720,863	13,226,308	12,820,841
Sales and marketing	1,225,417	1,307,219	3,971,280	2,401,322
Distribution	97,737	105,332	522,510	238,774
Change in fair value of contingent consideration	(702,885)	3,988,493	6,418,355	7,039,394
Total operating expenses	4,245,110	9,121,907	24,138,453	22,500,331
Loss from operations	(2,591,766)	(7,912,764)	(18,840,531)	(21,104,140)
Other income (expense):
Interest expense	(2,279,016)	(447,842)	(6,050,492)	(2,020,806)
Other non-operating income (expenses)	(23,690)	(577,441)	2,629,685	(634,654)
Total other income (expense), net	(2,302,706)	(1,025,283)	(3,420,807)	(2,655,460)
Income tax benefit (provision)	—	—	—	1,100,120
Net loss	$(4,894,472)	$(8,938,047)	$(22,261,338)	$(22,659,480)

Weighted average common shares outstanding - basic and diluted	528,758	117,866	341,229	60,027
Net loss per common share - basic and diluted	$(9.26)	$(75.83)	$(65.24)	$(377.49)

See the accompanying notes to the unaudited condensed consolidated financial statements

DIGITAL BRANDS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Series Seed		Series A		Series A-2		Series A-3		Series CF		Series B		Series A Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balances at December 31, 2020	20,714,518	$2,071	5,654,072	$565	5,932,742	$593	9,032,330	$904	836,331	$83	20,754,717	$2,075	—	$—	6,642	$1	$27,482,060	$(33,345,997)	$(5,857,645)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	36,976	—	36,976
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,023,935)	(3,023,935)
Balances at March 31, 2021	20,714,518	2,071	5,654,072	565	5,932,742	593	9,032,330	904	836,331	83	20,754,717	2,075	—	—	6,642	1	27,519,036	(36,369,932)	(8,844,604)
Conversion of preferred stock into common stock	(20,714,518)	(2,071)	(5,654,072)	(565)	(5,932,742)	(593)	(9,032,330)	(904)	(836,331)	(83)	(20,754,717)	(2,075)	—	—	40,272	4	6,287	—	—
Issuance of common stock in public offering	—	—	—	—	—	—	—	—	—	—	—	—	—	—	24,096	2	10,000,000	—	10,000,002
Offering costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,116,957)	—	(2,116,957)
Exercise of over-allotment option, net of offering costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	3,614	—	1,364,997	—	1,364,997
Conversion of debt into common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	11,352	1	2,680,288	—	2,680,289
Conversion of related party notes and payables into common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,524	—	257,515	—	257,515
Common stock and warrants issued in connection with note	—	—	—	—	—	—	—	—	—	—	—	—	—	—	200	—	73,958	—	73,958
Common stock issued in connection with business combination	—	—	—	—	—	—	—	—	—	—	—	—	—	—	21,928	2	8,025,540	—	8,025,542
Exercise of warrants	—	—	—	—	—	—	—	—	—	—	—	—	—	—	319	—	145,696	—	145,696
Common stock issued pursuant to consulting agreement	—	—	—	—	—	—	—	—	—	—	—	—	—	—	500	—	183,000	—	183,000
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	3,801,553	—	3,801,553
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(10,697,498)	(10,697,498)
Balances at June 30, 2021	—	—	—	—	—	—	—	—	—	—	—	—	—	—	110,446	10	51,940,914	(47,067,430)	4,873,493
Issuance of common stock in public offering	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,264	—	367,696	—	367,696
Common stock issued in connection with business combination	—	—	—	—	—	—	—	—	—	—	—	—	—	—	11,015	1	3,403,195	—	3,403,196
Exercise of warrants	—	—	—	—	—	—	—	—	—	—	—	—	—	—	3,550	—	1,622,350	—	1,622,350
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	134,113	—	134,113
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(8,938,047)	(8,938,047)
Balances at September 30, 2021	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	126,275	$11	$57,468,268	$(56,005,477)	$1,462,801

Balances at December 31, 2021	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	130,017	$13	$58,614,160	$(65,703,954)	$(7,089,781)
Conversion of notes into common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	8,739	1	1,201,581	—	1,201,582
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	139,093	—	139,093
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(7,832,942)	(7,832,942)
Balances at March 31, 2022	—	—	—	—	—	—	—	—	—	—	—	—	—	—	138,756	14	59,954,834	(73,536,896)	(13,582,048)
Issuance of common stock in public offering	—	—	—	—	—	—	—	—	—	—	—	—	—	—	373,898	37	9,347,413	—	9,347,450
Offering costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,930,486)	—	(1,930,486)
Conversion of notes and derivative liability into common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	16,088	2	600,788	—	600,790
Warrants issued in connection with note	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	98,241	—	98,241
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	119,759	—	119,759
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(9,533,924)	(9,533,924)
Balances at June 30, 2022	—	—	—	—	—	—	—	—	—	—	—	—	—	—	528,742	53	68,190,549	(83,070,820)	(14,880,218)
Common stock issued pursuant to consulting agreement	—	—	—	—	—	—	—	—	—	—	—	—	—	—	750	—	123,000	—	123,000
Issuance of Series A preferred stock	—	—	1	—	—	—	—	—	—	—	—	—	—	—	—	—	25,000	—	25,000
Conversion of venture debt into Series A convertible preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	6,300	1	—	—	6,299,999	—	6,300,000
Warrants issued in connection with note	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	692,299	—	692,299
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	110,093	—	110,093
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,894,472)	(4,894,472)
Balances at September 30, 2022	$—	$—	1	$—	—	$—	—	$—	—	$—	—	$—	6,300	$1	529,492	$53	$75,440,940	$(87,965,292)	$(12,524,298)

See the accompanying notes to the unaudited condensed consolidated financial statements

DIGITAL BRANDS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(22,261,338)	$(22,659,480)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,669,782	652,732
Amortization of loan discount and fees	4,610,234	682,956
Stock-based compensation	491,945	4,155,641
Fees incurred in connection with debt financings	48,245	132,609
Change in fair value of warrant liability	(18,223)	21,930
Change in fair value of derivative liability	(794,477)	627,956
Change in fair value of contingent consideration	6,418,355	7,039,394
Forgiveness of Payroll Protection Program	(1,760,755)	—
Deferred income tax benefit	—	(1,100,120)
Change in credit reserve	(26,429)	66,748
Changes in operating assets and liabilities:
Accounts receivable, net	(289,061)	(32,582)
Due from factor, net	433,671	(540,257)
Inventory	100,006	(483,477)
Prepaid expenses and other current assets	(522,434)	(1,259,835)
Accounts payable	382,943	749,352
Accrued expenses and other liabilities	1,715,221	451,298
Deferred revenue	119,977	(78,492)
Accrued compensation - related party	—	(108,550)
Accrued interest	992,482	206,163
Net cash used in operating activities	$(8,689,857)	(11,476,015)
Cash flows from investing activities:
Cash acquired (consideration) pursuant to business combination	—	(5,442,966)
Purchase of property, equipment and software	(5,533)	(13,585)
Deposits	—	(67,431)
Net cash used in investing activities	(5,533)	(5,523,982)
Cash flows from financing activities:
Proceeds (repayments) from related party advances	(162,692)	—
Advances (repayments) from factor	$(60,735)	(39,520)
Proceeds from venture debt	237,500	—
Issuance of loans payable	248,858	2,626,050
Repayments of convertible and promissory notes	(3,068,750)	(2,002,731)
Issuance of convertible notes payable	3,751,250	5,078,650
Proceeds from initial public offering	9,347,450	10,000,002
Exercise of over-allotment option with public offering, net	—	1,364,997
Exercise of warrants	—	1,768,046
Offering costs	(1,930,486)	(2,116,957)
Net cash provided by financing activities	$8,362,395	16,678,537
Net increase in cash and cash equivalents	(332,995)	(321,460)
Cash and cash equivalents at beginning of period	528,394	575,986
Cash and cash equivalents at end of period	$195,399	$254,526
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$318,576	$460,179
Supplemental disclosure of non-cash investing and financing activities:
Conversion of notes into common stock	$1,802,372	$2,680,289
Right of use asset	$152,387	$—
Warrants issued in connection with note	$790,540	$—
Derivative liability in connection with convertible note	$559,957	$1,858,887
Conversion of related party notes and payables into preferred and common stock	$25,000	$257,515
Conversion of venture debt into preferred stock	$6,300,000	$—
Conversion of preferred stock into common stock	$—	$6,293
Common shares issued pursuant to equity line of credit	$—	$367,996

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

NOTE 2: GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated profits since inception, has sustained net losses of $22,261,338 and $22,659,480 for the nine months ended September 30, 2022 and 2021, respectively, and has incurred negative cash flows from operations during these periods. The Company has historically lacked liquidity to satisfy obligations as they come due and as of September 30, 2022, and the Company had a working capital deficit of $40,731,620. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company requires significant capital to fund operations and meet its obligations as demands are made. The Company expects to continue to generate operating losses for the foreseeable future. The accompanying consolidated financial statements do not include any adjustments as a result of this uncertainty.

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

Stock Split

On October 21, 2022, the Board of Directors approved a one-for-100 reverse stock split of its issued and outstanding shares of common stock and a proportional adjustment to the existing conversion ratios for each series of the Company's preferred stock (see Note 7). The reverse stock split became effective as of November 3, 2022 (see Note 12). Accordingly, all share and per share amounts for all periods presented in the accompanying consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect this reverse stock split and adjustment of the preferred stock conversion ratios.

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated balance sheet as of September 30, 2022, the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021 and of cash flows for the nine months ended September 30, 2022 and 2021 have been prepared by the Company, pursuant to the rules and regulations of the SEC for the interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The unaudited interim consolidated financial statements have been prepared on a basis consistent with the audited consolidated financial statements and in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the consolidated results for the interim periods presented and of the consolidated financial condition as of the date of the interim consolidated balance sheet. The results of operations are not necessarily indicative of the results expected for the year ended December 31, 2022.

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

Cash and Equivalents and Concentration of Credit Risk

The Company considers all highly liquid securities with an original maturity of less than three months to be cash equivalents. As of September 30, 2022 and December 31, 2021, the Company did not hold any cash equivalents. The Company’s cash and cash equivalents in bank deposit accounts, at times, may exceed federally insured limits of $250,000.

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

	Fair Value Measurements
	as of September 30, 2022 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$—	$—	$—	$—
Contingent consideration	—	—	18,597,831	18,597,831
Derivative liability	—	—	1,690,807	1,690,807
	$—	$—	$20,288,638	$20,288,638

	Fair Value Measurements
	as of December 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$—	$18,223	$—	$18,223
Contingent consideration	—	—	12,179,476	12,179,476
Derivative liability	—	—	2,294,720	2,294,720
	$—	$18,223	$14,474,196	$14,492,419

Contingent Consideration

Changes in acquisition-related contingent consideration liabilities during the nine months ended September 30, 2022 are as follows:

Contingent
Consideration
Liability
Outstanding as of December 31, 2021	$12,179,476
Change in fair value	6,418,355
Outstanding as of September 30, 2022	$18,597,831

The detail of contingent consideration by company is as follows:

Bailey	$10,698,475
Harper & Jones	7,899,356
$18,597,831

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

Derivative Liability

In connection with the Company’s convertible notes with Oasis Capital, LLC (“Oasis”) and FirstFire Global Opportunities Fund, LLC (“FirstFire”), as well as its convertible notes entered into in July 2022, the Company recorded a derivative liability (see Note 7). The estimated fair value of the derivative liability is recorded using significant unobservable measures and other fair value inputs and is therefore classified as a Level 3 financial instrument.

The fair value of the derivative liability is valued using a multinomial lattice model. The multinomial lattice inputs include the underlying stock price, volatility of common stock and remaining term of the convertible note. Changes in derivative liability during the nine months ended September 30, 2022 are as follows:

Derivative
Liability
Outstanding as of December 31, 2021	$2,294,720
Issuane of convertible notes	559,957
Conversion of underlying notes into common stock	(369,393)
Change in fair value	(794,477)
Outstanding as of September 30, 2022	$1,690,807

Inventory

Inventory is stated at the lower of cost or net realizable value and accounted for using the weighted average cost method for DSTLD and first-in, first-out method for Bailey and Stateside. The inventory balances as of September 30, 2022 and December 31, 2021 consist substantially of finished good products purchased or produced for resale, as well as any raw materials the Company purchased to modify the products and work in progress.

Inventory consisted of the following:

	September 30,	December 31,
	2022	2021
Raw materials	$435,025	$292,167
Work in process	256,078	242,673
Finished goods	1,964,248	2,220,519
Inventory	$2,655,352	$2,755,358

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

Deferred Offering Costs

The Company complies with the requirements of ASC 340, Other Assets and Deferred Costs, with regards to offering costs. Prior to the completion of an offering, offering costs are capitalized. The deferred offering costs are charged to additional paid-in capital or as a discount to debt, as applicable, upon the completion of an offering or to expense if the offering is not completed As of September 30, 2022 and December 31, 2021, the Company capitalized $367,696 in deferred offering costs pertaining to its equity line of credit agreement with Oasis (Note 8). Management is currently reviewing the feasibility of drawdowns on the equity line of credit.

Net Loss per Share

Net earnings or loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period, excluding shares subject to redemption or forfeiture. The Company presents basic and diluted net earnings or loss per share. Diluted net earnings or loss per share reflect the actual weighted average of common shares issued and outstanding during the period, adjusted for potentially dilutive securities outstanding. Potentially dilutive securities are excluded from the computation of the diluted net loss per share if their inclusion would be anti-dilutive. As all potentially dilutive securities are anti-dilutive as of September 30, 2022 and 2021, diluted net loss per share is the same as basic net loss per share for each year. Potentially dilutive items outstanding as of September 30, 2022 and 2021 are as follows:

	September 30,
	2022	2021
Convertible notes	1,177,305	22,404
Series A convertible preferred stock	108	—
Common stock warrants	132,114	35,913
Stock options	38,951	38,751
Total potentially dilutive shares	1,348,477	97,069

The stock options and warrants above are out-of-the-money as of September 30, 2022. net income.

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

NOTE 4: DUE FROM FACTOR

Due to/from factor consist of the following:

	September 30,	December 31,
	2022	2021
Outstanding receivables:	$423,984	$579,295
Without recourse	83,224	361,584
With recourse	182,352	121,617
Advances	(50,779)	(77,208)
Credits due customers	$638,781	$985,288

NOTE 5: GOODWILL AND INTANGIBLE ASSETS

The Company recorded $6,479,218 in goodwill from the Bailey business combination in February 2020, $9,681,548 in goodwill from the H&J business combination in May 2021 and $2,104,056 in goodwill from the Stateside business combination in August 2021.

The following table summarizes information relating to the Company’s identifiable intangible assets as of September 30, 2022:

	Gross	Accumulated	Carrying
	Amount	Amortization	Value
Amortized:
Customer relationships	$6,453,750	(3,062,794)	$3,390,956
	6,453,750	(3,062,794)	3,390,956

Indefinite-lived:
Brand name	$7,836,920	—	7,836,920
	$14,290,670	$(3,062,794)	$11,227,876

The Company recorded amortization expense of $537,813 and $355,808 during the three months ended September 30, 2022 and 2021, and $1,613,438 and $590,711 during the nine months ended September 30, 2022 and 2021, respectively, which is included in general and administrative expenses in the consolidated statements of operations.

NOTE 6: LIABILITIES AND DEBT

Accrued Expenses and Other Liabilities

The Company accrued expenses and other liabilities line in the consolidated balance sheets is comprised of the following as of September 30, 2022 and December 31,2021:

	September 30,	December 31,
	2022	2021
Accrued expenses	$896,043	$213,740
Reserve for returns	24,673	33,933
Payroll related liabilities	2,602,800	1,204,665
Sales tax liability	298,149	268,723
Due to seller	—	396,320
Other liabilities	130,702	119,764
	$3,952,366	$2,237,145

Certain liabilities including sales tax and payroll related liabilities may be subject to interest and penalties. As of September 30, 2022 and December 31, 2021, payroll related labilities included approximately $262,000 in estimated penalties associated with accrued payroll taxes.

Venture Debt

In February 2022, the Company received $237,500 in proceeds, including loan fees of $12,500, from the existing venture debt lender under the same terms as the existing facility. As of June 30, 2022 and December 31, 2021, the gross loan balance was $6,251,755 and $6,001,755, respectively.

On September 29, 2022, the Company and Black Oak Capital executed a Securities Purchase Agreement (the “Black Oak SPA”) whereby the Company issued 6,300 shares of Series A Convertible Preferred Stock to Black Oak for $1,000 per share (see Note 7).  The shares were issued pursuant to the conversion of Black Oak’s entire principal amount of $6,251,755, and the Company recorded $48,245 in interest as part of the conversion. Pursuant to the Black Oak SPA, all accrued interest remaining outstanding. Accrued interest was $269,880 as of September 30, 2022.

For the nine months ended September 30, 2022 and 2021, $12,500 and $147,389 of loan fees and discounts from warrants were amortized to interest expense, leaving unamortized balance of $0 as of September 30, 2022.

Interest expense and effective interest rate on this loan for the three months ended September 30, 2022 and 2021, was $191,152 and $189,096, and 12.2% and 13.4% all respectively. Interest expense was $573,455 and $591,123 for the nine months ended September 30, 2022 and 2021, respectively.

Convertible Debt

2020 Regulation D Offering

As of September 30, 2022 and December 31, 2021, there was $100,000 remaining in outstanding principal that was not converted into equity.

Convertible Promissory Note

During the nine months ended September 30, 2022, the Company converted an aggregate of $1,432,979 in outstanding principal into 24,827 shares of common stock.

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

In connection with the April notes, the Company issued an aggregate of 12,577 warrants to purchase common stock at an exercise price of $122 per share. The Company recognized $98,241 as a debt discount for the fair value of the warrants using the Black-Scholes option model, which was fully amortized upon the notes’ repayment in May.

On July 22 and July 28, 2022, the Company and various purchasers executed a Securities Purchase Agreement whereby the investors purchased from the Company convertible promissory notes in the aggregate principal amount of $1,875,000, consisting of original issue discount of $375,000. The Company received net proceeds of $1,450,000 after the original issue discount and fees.  The July notes matured on October 31, 2022 and are in default as of the date of these financial statements.

In connection with the July 22 and July 28 notes, the Company issued an aggregate of 41,124 and 27,655 warrants to purchase common stock at an exercise price of $15.20 and $11.30 per share, respectively. The Company recognized $692,299 as a debt discount for the fair value of the warrants using the Black-Scholes option model, which will be amortized to interest expense over the life of the notes.

If the July notes are not repaid in full by the maturity date or if any other event of default occurs, (1) the face value of the notes will be automatically increase d to 120%; (2) the notes will begin generating an annual interest rate of 20%, which will be paid in cash monthly until the default is cured; and (3) if such default continues for 14 or more calendar days, at the Investors’ discretion, the notes shall become convertible at the option of the investors into shares of the Company’s common stock at a conversion price equal to the closing price of the Company’s common stock on the on the date of the note conversion.

The Company evaluated the terms of the conversion features of the July notes as noted above in accordance with ASC Topic No. 815 — 40, Derivatives and Hedging — Contracts in Entity’s Own Stock, and determined they are not indexed to the Company’s common stock and that the conversion features meet the definition of a liability. The notes contain an indeterminate number of shares to settle with conversion options outside of the Company’s control. Therefore, the Company bifurcated the conversion feature and accounted for it as a separate derivative liability. Upon issuance of the July, the Company recognized a derivative liability at an aggregate fair value of $559,957, which is recorded as a debt discount and will amortized over the life of the notes.

During the three and nine months ended September 30, 2022, the Company amortized $1,792,060 and $4,575,234, respectively, of debt discount to interest expense.

As of September 30, 2022 and December 31, 2021, the outstanding principal was $9,907,121 and $9,465,000, respectively. The balance of the convertible notes, after unamortized debt discount of 1,931,149, was $7,975,872 as of September 30, 2022.

Loan Payable — PPP and SBA Loan

As of September 30, 2022 and December 31, 2021, H&J had an outstanding loan under the EIDL program of $148,900.

In April 2022, Bailey received notification of full forgiveness of its 2nd PPP Loan totaling $1,347,050 and partial forgiveness of its 1st PPP Loan totaling $413,705.

Note Payable – Related Party

As of September 30, 2022, H&J had an outstanding note payable of $140,928 owned by the H&J Seller. The note matures on December 10, 2022 and bears interest at 12% per annum.

Promissory Note Payable

As of September 30, 2022 and December 31, 2021, the outstanding principal on the note to the sellers of Bailey was $3,500,000. As of September 30, 2022, the lender agreed to defer all payments to the maturity date of the loan, December 31, 2022.

Interest expense was $105,000 and $105,000 for the three months ended September 30, 2022 and 2021 and $315,000 and $389,000 for the nine months ended September 30, 2022 and 2021, all respectively, which was accrued and unpaid as of September 30, 2022.

Merchant Cash Advances

In March 2022, the Company obtained two short-term merchant advances, which totaled $500,000 and $250,000, respectively, from a single lender to fund operations. These advances included origination fees totaling $22,500 for net proceeds of $727,500. These advances are, for the most part, secured by expected future sales transactions of the Company with expected payments on a weekly basis The Company will repay an aggregate of $1,065,000 to the lender. These advances contain various financial and non-financial covenants. In the third quarter of 2022, the Company received additional short-term advances of $607,860. As of September 30, 2022, $279,475 remained outstanding. As of the date of these financial statements, the Company was in compliance with these covenants.

NOTE 7: STOCKHOLDERS’ DEFICIT

On August 31, 2022, the Company entered into a Subscription and Investment Representation Agreement with Hil Davis, its Chief Executive Officer, pursuant to which the Company agreed to issue 1 share of the Company's Series A Preferred Stock to for $25,000. The issuance of the preferred stock reduced the due to related party balance. The share of Series A Preferred Stock had 250,000,000 votes per share and voted together with the outstanding shares of the Company’s common stock as a single class exclusively with respect to any proposals to amend the Certificate of Incorporation to effect a reverse stock split of the Company’s common stock and to increase the authorized number of shares of the Company’s common stock. The terms of the Series A Preferred Stock provided that the outstanding share of Series A Preferred Stock would be redeemed in whole, but not in part, at any time: (i) if such redemption is ordered by the Board of Directors in its sole discretion or (ii) automatically upon the approval of Proposals 2 and 6 presented at the Company’s 2022 annual shareholders meeting. Following conclusion of the shareholders meeting, such share of the Company’s Series A Preferred Stock was redeemed. On October 13, 2022, the outstanding share of the Company’s Series A Preferred Stock was redeemed.

During the nine months ended September 30, 2022, $1,432,979 in outstanding principal of convertible notes were converted into 24,827 shares of common stock.

In September 2022, the Company issued 750 shares of common stock pursuant to a consultant agreement at a fair value of $123,000.

On September 29, 2022, the Company and Black Oak Capital executed a Securities Purchase Agreement (the “Black Oak SPA”) whereby the Company issued 6,300 shares of Series A Convertible Preferred Stock to Black Oak for $1,000 per share.  The following is a summary of the rights and preferences of the Series A Convertible Preferred Stock.

Series A Convertible Preferred Stock

On September 29, 2022, the Company filed the Certificate of Designation designating up to 6,800 shares out of the authorized but unissued shares of its preferred stock as Series A Convertible Preferred Stock.

Except for stock dividends or distributions for which adjustments are to be made pursuant to the Certificate of Designation, the holders of the Series A Preferred Stock (the “Holders”) shall be entitled to receive, and the Company shall pay, dividends on shares of the Series A Preferred Stock equal (on an as-if-converted-to-Common-Stock basis) to and in the same form as dividends actually paid on shares of the Common Stock when, as and if such dividends are paid on shares of the Common Stock. No other dividends shall be paid on shares of the Series A Preferred Stock.

With respect to any vote with the class of Common Stock, each share of the Series A Preferred Stock shall entitle the Holder thereof to cast that number of votes per share as is equal to the number of shares of Common Stock into which it is then convertible.

The Series A Preferred Stock shall rank (i) senior to all of the Common Stock; (ii) senior to any class or series of capital stock of the Company hereafter created specifically ranking by its terms junior to any Preferred Stock (“Junior Securities”); (iii) on parity with any class or series of capital stock of the Corporation created specifically ranking by its terms on parity with the Preferred Stock (“Parity Securities”); and (iv) junior to any class or series of capital stock of the Company hereafter created specifically ranking by its terms senior to any Preferred Stock (“Senior Securities”), in each case, as to dividends or distributions of assets upon liquidation, dissolution or winding up of the Company, whether voluntarily or involuntarily.

Each share of the Series A Preferred Stock shall be convertible, at any time and from time to time from and after September 29, 2022 at the option of the Holder thereof, into that number of shares of Common Stock determined by dividing the Stated Value of such share of the Series A Preferred Stock ($1,000 as of September 29, 2022) by the Conversion Price. The conversion price for each share of the Series A Preferred Stock is the closing price of the Common Stock on September 29, 2022, which was $9.30.

Amendment to Articles of Incorporation

On October 13, 2022, the Company amended its Amended and Restated Certificate of Incorporation to increase to increase the number of authorized shares of the Company’s common stock from 200,000,000 to 1,000,000,000, and in conjunction therewith, to increase the aggregate number of authorized shares to 1,010,000,000 shares. See Note 12.

On October 21, 2022, the Board of Directors approved a one-for-100 reverse stock split of its issued and outstanding shares of common stock and a proportional adjustment to the existing conversion ratios for each series of the Company’s preferred stock. The reverse stock split became effective as of November 3, 2022 (see Note 12).   Accordingly, all share and per share amounts for all periods presented in the accompanying consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect this reverse stock split and adjustment of the preferred stock conversion ratios.

Underwriting Agreement and Public Offering

On May 5, 2022, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Alexander Capital, L.P., acting as representative (the “Representative”) of the several underwriters named in the Underwriting Agreement (the “Underwriters”), relating to the Company’s underwritten the offering (the “Offering”) pursuant to which the Company agreed to issue and sell 373,898 shares (the “Firm Shares”) of the Company’s common stock. The Firm Shares were sold to the public at a combined public offering price of $2.50 per share and were purchased by the Underwriters from the Company at a price of $2.30 per share. The Company also granted the Underwriters a 45-day option to purchase up to an additional 56,085 shares of Common Stock at the same price, which expired and were not purchased.

The shares were sold in the Offering pursuant to a Registration Statement on Form S-1, as amended (File No. 333-264347) (the “Registration Statement”), a Registration Statement on Form S-1 pursuant to 462(b) of the Securities Act of 1933, as amended (File No. 333-264775), and a related prospectus filed with the Securities and Exchange Commission. The public offering closed on May 10, 2022 and the Company sold 373,898 shares of Common Stock for total gross proceeds of $9.3 million. The Company received net proceeds of $8.1 million after deducting underwriters’ discounts and commissions of $0.7 million and direct offering expenses of $0.5 million.

NOTE 8: RELATED PARTY TRANSACTIONS

Employee Backpay, Loans Receivable and Loans Payable

As of September 30, 2022 and December 31, 2021, due to related parties includes advances from the former officer, Mark Lynn, who also serves as a director, totaling $104,568, and accrued salary and expense reimbursements of $120,350 and $126,706, respectively, to current officers.

As of June 30, 2022, due to related parties also included an advance of $25,000 from the CEO. In August 2022, the Company issued 1 share of Series A preferred stock to the CEO for $25,000. Accordingly, the due to related parties balance was reduced to $0.

As of September 30, 2022, H&J had an outstanding note payable of $140,928 owned by the H&J Seller.

NOTE 9: SHARE-BASED PAYMENTS

Common Stock Warrants

In connection with the April note agreement, the Company granted warrants to acquire 12,577 shares of common stock at an exercise price of $122.00 per share expiring in April 2027.

On May 10, 2022, pursuant to the Underwriting Agreement, the Company issued the Underwriters’ Warrants to purchase up to an aggregate of 14,956 shares of common stock. The Underwriters’ Warrants may be exercised beginning on November 1, 2022 until May 5, 2027. The initial exercise price of each Underwriters’ Warrant is $32.50 per share, which represents 130% of the public offering price.

In connection with the July 22 and July 28 notes, the Company issued an aggregate of 41,124 and 27,655 warrants to purchase common stock at an exercise price of $15.20 and $11.30 per share, respectively. The warrants expire in July 2027.

The following is a summary of warrant activity:

	Common	Weighted
	Stock	Average
	Warrants	Exercise Price
Outstanding - December 31, 2021	35,801	$412.00
Granted	96,313	30.71
Exercised	—
Forfeited	—
Outstanding - September 30, 2022	132,114	$134.13
Exercisable at September 30, 2022	104,459	$166.65

Stock Options

As of September 30, 2022 and December 31, 2021, the Company had 38,951 stock options outstanding with a weighted average exercise price of $362.11 per share. As of September 30, 2022, there were 34,073 options exercisable.

Stock-based compensation expense of $110,092 and $134,113 was recognized for the three months ended September 30, 2022 and 2021, and $368,944 and $4,155,641 was recognized for the nine months September 30, 2022 and 2021, respectively. During the nine months ended September 30,2022 and 2021, $43,196 and $5375,550 was recorded to sales and marketing expense, and all other stock compensation was included in general and administrative expense in the condensed consolidated statements of operations. Total unrecognized compensation cost related to non-vested stock option awards as of September 30, 2022 amounted to $688,092 and will be recognized over a weighted average period of 1.56 years.

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

Total rent expense for the three months ended September 30, 2022 and 2021 was $267,041 and $246,103, and $736,523 and $551,944 for the nine months end September 30, 2022 and 2021, respectively.

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

All claims above, to the extent management believes it will be liable, have been included in accounts payable and accrued expenses and other liabilities in the consolidated balance sheet as of September 30, 2022.

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

NOTE 12: SUBSEQUENT EVENTS

Management’s Evaluation

On October 13, 2022, Digital Brands Group, Inc., a Delaware corporation (the “Company” or “DBG”), entered into a Second Amended and Restated Membership Interest Purchase Agreement (the “Agreement”) with Moise Emquies, George Levy, Matthieu Leblan and Carol Ann Emquies (“Sellers”), Sunnyside, LLC, a California limited liability company (“Sundry”), and George Levy as the Sellers’ representative (the “Sellers’ Representative”), pursuant to which the Company will acquire all of the issued and outstanding membership interests of Sundry (such transaction, the “Acquisition”).

Pursuant to the Agreement, Sellers, as the holders of all of the outstanding membership interests of Sundry, will exchange all of such membership interests for (i) $7.5 million in cash, of which (a) $2.5 million first shall be paid to each of George Levy and Matthieu

Leblan (for a total of $5 million); (b) $900,000 will be used to pay off outstanding indebtedness of Sundry and (c) the remaining $1.6 million will be paid to each of the Sellers, Jenny Murphy and Elodie Crichi pro rata in accordance to the percentages set forth in the Agreement; (ii) $5.5 million in promissory notes issued by the Company to each of the Sellers, Jenny Murphy and Elodie Crichi pro rata in accordance to the percentage set forth in the Agreement; and (iii) $1 million paid in the Company's common stock, with a par value of $0.0001 per share (the “Buyer Shares”), at $11 per share, which is the per share closing price of the Buyer Shares on Nasdaq on October 13, 2022 (the “Issuance Price”) issued to each of the Sellers, Jenny Murphy and Elodie Crichi pro rata in accordance to the percentage set forth in the Agreement. Each promissory note carries an initial per annual interest rate of eight percent (8)% and a maturity date of February 15, 2023.

On October 13, 2022, the Company amended its Amended and Restated Certificate of Incorporation to increase to increase the number of authorized shares of the Company’s common stock from 200,000,000 to 1,000,000,000, and in conjunction therewith, to increase the aggregate number of authorized shares to 1,010,000,000 shares.

On October 21, 2022, the Board of Directors approved a one-for-100 reverse stock split of its issued and outstanding shares of common stock and a proportional adjustment to the existing conversion ratios for each series of the Company’s preferred stock (see Note 7). The reverse stock split became effective as of November 3, 2022.

From October 1, 2022 through the issuance date, the Company has converted approximately $5.5 million of the Oasis and FirstFire  notes into 543,845 shares of common stock.

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

Results of Operations

Three Months Ended September 30, 2022 compared to Three Months Ended September 30, 2021

The following table presents our results of operations for the three months ended September 30, 2022 and 2021:

	Three Months Ended
	September 30,
	2022	2021
Net revenues	$3,424,522	$2,163,280
Cost of net revenues	1,771,178	954,137
Gross profit	1,653,344	1,209,143
General and administrative	3,624,841	3,720,863
Sales and marketing	1,225,417	1,307,219
Other operating expenses	(605,148)	4,093,825
Operating loss	(2,591,766)	(7,912,764)
Other expenses	(2,302,706)	(1,025,283)
Loss before provision for income taxes	(4,894,472)	(8,938,047)
Provision for income taxes	—	—
Net loss	$(4,894,472)	$(8,938,047)

Net Revenues

Revenues increased by $1.2 million to $3.4 million for the three months ended September 30, 2022, compared to $2.2 million in the corresponding fiscal period in 2021. The increase was primarily due to full results in 2022 pertaining to the acquisition of Stateside in August 2021, as well we increased results from the Company’s other brands including Bailey.

Gross Profit

Our gross profit increased by $0.5 million for the three months ended September 30, 2022 to $1.7 million from a gross profit of $1.2 million for the corresponding fiscal period in 2021. The increase in gross margin was primarily attributable to increased revenue in the three months ended September 30, 2022 and the gross profit achieved by Stateside since the acquisition.

Our gross margin was 48.3% for three months ended September 30, 2022 compared to 55.9% for the three months ended September 30, 2021. The decrease in the gross margin was due to H&J and Stateside’s higher margins in 2021, as well as lower margins achieved by Bailey in 2022.

Operating Expenses

Our operating expenses decreased by $4.9 million for the three months ended September 30, 2022 to $4.2 million compared to $9.1 million for the corresponding fiscal period in 2021. The decrease in operating expenses was primarily due to the change in fair value of contingent consideration of $4.0 million in 2021, as well as slightly lower marketing and general and administrative expenses in 2022 due to various cost cutting measures. We expect operating expenses to increase in total dollars and as a percentage of revenues as our revenue base increases.

Other Income (Expenses)

Other income/expenses increased by $1.3 million to $2.3 million in the three months ended September 30, 2022 compared to other expenses of $1.0 million in the corresponding fiscal period in 2021. The increase in other expenses in 2022 was primarily due to the amortization of debt discount and interest expense on the Company’s outstanding notes.

Net Loss

Our net loss decreased by $4. million to a loss of $4.9 million for the three months ended September 30, 2022 compared to a loss of $8.9 million for the corresponding fiscal period in 2021 primarily due to less operating expenses driven by the change in fair value of contingent consideration.

Nine months Ended September 30, 2022 compared to Three Months Ended September 30, 2021

The following table presents our results of operations for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended
	September 30,
	2022	2021
Net revenues	$10,595,933	$3,575,214
Cost of net revenues	5,298,011	2,179,023
Gross profit	5,297,922	1,396,191
General and administrative	13,226,308	12,820,841
Sales and marketing	3,971,280	2,401,322
Other operating expenses	6,940,865	7,278,168
Operating loss	(18,840,531)	(21,104,140)
Other expenses	(3,420,807)	(2,655,460)
Loss before provision for income taxes	(22,261,338)	(23,759,600)
Provision for income taxes	—	1,100,120
Net loss	$(22,261,338)	$(22,659,480)

Net Revenues

Revenues increased by $7.0 million to $10.6 million for the nine months ended September 30, 2022, compared to $3.6 million in the corresponding fiscal period in 2021. The increase was primarily due to full results in 2022 pertaining to the acquisition of H&J in May 2021 and Stateside in August 2021.

Gross Profit

Our gross profit increased by $3.9 million for the nine months ended September 30, 2022 to $5.3 million from a gross profit of $1.4 million for the corresponding fiscal period in 2021. The increase in gross margin was primarily attributable to increased revenue in the nine months ended September 30, 2022 and the gross profit achieved by H&J and Stateside since the acquisitions, as well as discounting and liquidation measures by both DBG and Bailey to sell aged inventory in 2021.

Our gross margin was 50.0% for nine months ended September 30, 2022 compared to 39.1% for the nine months ended September 30, 2021. The increase in the gross margin was due to H&J and Stateside’s margins in 2021, as well as discounting and liquidation measures by both DBG and Bailey to sell aged inventory in 2021.

Operating Expenses

Our operating expenses increased by $1.6 million for the nine months ended September 30, 2022 to $24.1 million compared to $22.5 million for the corresponding fiscal period in 2021. The increase in operating expenses was primarily due to increased general and administrative and marketing expenses due to full scale operations of all subsidiaries in 2022.

Other Income (Expenses)

Other expenses increased by $0.8 million to $3.4 million in the nine months ended September 30, 2022 compared to other expenses of $2.7 million in the corresponding fiscal period in 2021. The increase in other expenses in 2022 was primarily due to amortization of debt discount and related interest expense, partially offset by the change in fair value of derivative liability and PPP forgiveness.

Net Loss

Our net loss increased by $3.6 million to a loss of $17.4 million for the nine months ended September 30, 2022 compared to a loss of $13.7 million for the corresponding fiscal period in 2021 primarily due to increased operating expenses driven by the change in fair value of contingent consideration partially offset by the higher gross profit.

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

As of September 30, 2022, we had cash of $195,399, but we had a working capital deficit of $40.7 million. The Company requires significant capital to meet its obligations as they become due. These factors raise substantial doubt about our Company’s ability to continue as a going concern. Throughout the next twelve months, the Company plans to continue to fund its capital funding needs through a combination of public or private equity offerings, debt financings or other sources. There can be no assurance as to the availability or terms upon which such financing and capital might be available in the future. If the Company is unable to secure additional funding, it may be forced to curtail its business plans or file for bankruptcy protection.

On May 10, 2022, the Company sold 373,898 shares of its common stock pursuant to a Registration Statement on Form S-1 and related prospectus at a public offering price of $2.50 per share. The net proceeds from the offering, after deducting underwriting discounts and commissions and other offering expenses payable by the Company, was $8.1 million.

Cash Flow Activities

The following table presents selected captions from our condensed statement of cash flows for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended
	September 30,
	2022	2021
Net cash provided by operating activities:
Net loss	$(22,261,338)	$(22,659,480)
Non-cash adjustments	$10,638,677	$12,279,846
Change in operating assets and liabilities	$2,932,803	$(1,096,379)
Net cash used in operating activities	$(8,689,857)	$(11,476,014)
Net cash used in investing activities	$(5,533)	$(5,523,982)
Net cash provided by financing activities	$8,362,395	$16,678,537
Net change in cash	$(332,995)	$(321,459)

Cash Flows Used In Operating Activities

Our cash used by operating activities decreased by $2.6 million to cash used of $8.9 million for the nine months ended September 30, 2022 as compared to cash used of $11.5 million for the corresponding fiscal period in 2021. The decrease in net cash used in operating activities was primarily driven by changes in our operating assets and liabilities in 2022.

Cash Flows Provided By Investing Activities

Cash used in 2021 was primarily related to the cash consideration in the H&J and Stateside acquisitions.

Cash Flows Provided by Financing Activities

Cash provided by financing activities was $8.4 million for the nine months ended September 30, 2022, compared to $16.7 million for the corresponding fiscal period in 2021. Cash inflows in the nine months ended September 30, 2022 were primarily related to $7.3 million in equity proceeds after offering costs, $3.8 million from convertible notes and loans, partially offset by note repayments of $3.1 million.  Cash inflows in the nine months ended September 30, 2021 were primarily related to $8.6 million in net proceeds from the IPO after deducting underwriting discounts and commissions and offering expenses, as well as $1.4 million in net proceeds from the underwriter’s exercise of their over-allotment option. Cash was also generated in 2021 from proceeds from loan payables of $2.6 million, exercises of warrants of $1.8 million and proceeds from convertible notes payable of $5.1 million, partially offset by loan and note repayments of $2.0 million.

Contractual Obligations and Commitments

In March 2017, we entered into a senior credit agreement with an outside lender for up to $4,000,000, dependent upon the achievement of certain milestones. The initial close amount was a minimum of $1,345,000. The loan bears interest at 12.5% per annum, compounded monthly, including fees. A 5% closing fee is due upon each closing, legal and accounting fees of up to $40,000, and management fees of $4,167-$5,000 per month. In September 2022, the entire outstanding principal was converted into preferred stock.

As of September 30, 2022 we have $9.9 million in outstanding principal pertaining to our convertible notes which mature in various dates through 2023.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, who serve as our principal executive officer and principal financial and accounting officer, respectively, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. In making this evaluation, our management considered the material weakness in our internal control over financial reporting described below. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of such date.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are currently involved in, and may in the future be involved in, legal proceedings, claims, and government investigations in the ordinary course of business. These include proceedings, claims, and investigations relating to, among other things, regulatory matters, commercial matters, intellectual property, competition, tax, employment, pricing, discrimination, consumer rights, personal injury, and property rights. See Note 11 in the accompanying condensed consolidated financial statements for a complete listing of legal proceedings, which include:

●	On March 25, 2020, a Bailey’s product vendor filed a lawsuit against Bailey for non-payment of trade payables totaling $492,390. Approximately the same amount was held in accounts payable for this vendor in the accompanying consolidated balance sheets and the Company does not believe it is probable that losses in excess of such trade payables will be incurred. The Company and product vendor have entered into a settlement, which will require the Company make ten monthly payments of approximately $37,000, starting in May 2021. Upon completion of the payment schedule, any remaining amounts will be forgiven. If the Company fails to meet its obligations based on the prescribed time frame, the full amount will be due with interest, less payments made. The payment schedule was completed in 2022.
●	On December 21, 2020, a Company investor filed a lawsuit against DBG for reimbursement of their investment totaling $100,000. Claimed amounts are included in short-term convertible note payable in the accompanying consolidated balance sheets and the Company does not believe it is probable that losses in excess of such short-term note payable will be incurred. The Company is actively working to resolve this matter.
●	In August 2020 and March 2021, two lawsuits were filed against Bailey’s by third-party’s related to prior services rendered. The claims (including fines, fees, and legal expenses) total an aggregate of $96,900. One matter was settled in February 2022 and the other matter is being actively worked on to achieve settlement.
●	On September 24, 2020 a Bailey’s product vendor filed a lawsuit against Bailey’s non-payment of trade payables totaling approximately $481,000 and additional damages of approximately $296,000. Claimed amounts for trade payables are included in accounts payable in the accompanying consolidated balance sheets, net of payments made. In December 2021, the Company reached a settlement; however, the settlement terms were not met and a judgement was entered against the Company in the amount of $469,000.
●	All claims above, to the extent management believes it will be liable, have been included in accounts payable and accrued expenses and other liabilities in the consolidated balance sheet as of September 30, 2022.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

During the nine months ended September 30, 2022, the Company converted an aggregate of $1,432,979 in outstanding principal of convertible notes into 24,827 shares of common stock.

On April 8, 2022, the Company and various purchasers (the “Investors”) executed a Securities Purchase Agreement (the “SPA”) whereby the Investors purchased from the Company promissory notes (the “Notes”) in the aggregate principal amount of $3,068,750.

In connection with the issuance of the Notes further to the SPA, the Company issued warrants to acquire 12,577 shares of its common stock at an exercise price of $1.22 per share expiring in April 2027.

On July 22 and July 28, 2022, the Company and various purchasers executed a Securities Purchase Agreement whereby the investors purchased from the Company convertible promissory notes in the aggregate principal amount of $1,875,000, consisting of original issue discount of $375,000. The Company received net proceeds of $1,450,000 after the original issue discount and fees.  The July notes mature on October 31, 2022.

In connection with the July 22 and July 28 notes, the Company issued an aggregate of 41,124 and 27,655 warrants to purchase common stock at an exercise price of $15.20 and $11.30 per share, respectively.

From October 1, 2022 through the issuance date, the Company has converted approximately $5.5 million of the Oasis and FirstFire notes into 543,845 shares of common stock.

Use of Proceeds from Public Offering of Common Stock

The net proceeds the Company received from the sale of 373,898 shares of its common stock in the offering, after deducting underwriter discounts and commissions, the non-accountable expense, the underwriters’ expense reimbursement and estimated offering expenses, was $8,051,285 based on a public offering price of $2.50 per share.

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

DIGITAL BRANDS GROUP, INC.

November 14, 2022	By:	/s/ John Hilburn Davi, IV
John Hilburn Davis, IV, Chief Executive Officer

November 14, 2022	By:	/s/ Reid Yeoman
Reid Yeoman, Chief Financial Officer