Form 10-K
period 2022-12-31
Digital Brands Group, Inc.
filed 2023-04-17
CIK 1668010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the annual period ended December 31, 2022

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

If an emerging growth company, indicate by check mark if this registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of the shares of common stock on June 30, 2022 as reported by The Nasdaq Stock Market LLC on such date was approximately $9,718,983. Shares of the registrant’s common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant have been excluded from this computation. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of April 17, 2023 the Company had 5,746,079 shares of common stock, $0.0001 par value, issued and outstanding.

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

Important factors that could cause our results to vary from expectations include, but are not limited to:

●	substantial doubt about the company’s ability to continue as a going concern due to illiquidity issues;
●	the potential for additional impairments of intangible assets;
●	to resolve acquisition-related liabilities (Bailey44 and Harper & Jones);
●	our lack of combined operating history
●	the impact of persistent inflation and its effect on our supply chain and inventory;
●	the impact of a potentially moderate or severe economic recession;
●	the highly fragmented and competitive nature of our industry;
●	our ability to successfully locate and acquire companies in the apparel business, to obtain debt and/or equity financing for that purpose and to successfully integrate them into our business and manage our internal growth;
●	loss of any of our executives and managers;
●	quarterly variations in our operating results;
●	our ability to attract and retain qualified employees while controlling labor costs;
●	our ability to manage our working capital to facilitate our inventory management;
●	disruptions in the manufacturing and supply chains;

●	our ability to adapt our product offerings to changing preferences and consumer tastes;
●	our exposure to claims relating to employment violations and workplace injuries;
●	our exposure to claims arising from our acquired operations;
●	the potential for asset impairments when we acquire businesses;
●	disruptions in our information technology systems;
●	restrictions imposed on our operations by our credit facility and by other indebtedness we may incur in the future;
●	our ability to implement and maintain effective internal control over financial reporting; and
●	additional factors discussed under the sections captioned “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.”

Other sections of this Annual Report on Form 10-K include additional factors that could adversely impact our business and financial performance. In light of these risks, uncertainties and assumptions, the forward-looking events described in this Annual Report on Form 10-K may not occur. Moreover, we operate in an evolving environment. New risk factors and uncertainties emerge from time to time, and it is not possible for our management to predict all risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent.

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

Recent Development

We have been involved in a dispute with the former owners of H&J regarding our obligation to “true up” their ownership interest in our company further to that membership interest purchase agreement dated May 10, 2021 whereby we acquired all of the outstanding membership interests of H&J (as amended, the “H&J Purchase Agreement”). Further to the H&J Purchase Agreement, we agreed that if, at May 18, 2022, the one year anniversary of the closing date of our initial public offering, the product of the number of shares of our common stock issued at the closing of such acquisition multiplied by the average closing price per share of our shares of common stock as quoted on the NasdaqCM for the thirty (30) day trading period immediately preceding such date plus the gross proceeds, if any, of shares of our stock issued to such sellers and sold by them during the one year period from the closing date of the offering does not exceed the sum of $9.1 million, less the value of any shares of common stock cancelled further to any indemnification claims or post-closing adjustments under the H&J Purchase Agreement, then we shall issue to the subject sellers an additional aggregate number of shares of common stock equal to any such valuation shortfall at a per share price equal to the then closing price per share of our common stock as quoted on the NasdaqCM. We did not honor our obligation to issue such shares and the former owner of H&J have claimed that they were damaged as a result. As part of a proposed settlement with such holders, we have tentatively agreed to the following: (i) to transfer all membership interests of H&J back to the original owners, (ii) to pay such owners the sum of $229,000, (iii) issue the former owners of H&J an aggregate of $1,400,000 worth of our common stock to be issued on May 16, 2023 based on the lower of (a) the stock closing price per share on May 15, 2023, and (b) the average common stock closing price based on the average of the 5 trading days preceding May 16, 2023, with the closing price on May 9, 2023. Such tentative terms are to be memorialized in definitive purchase agreements and as such there is no assurance that such arrangements will be finalized.

Our Company

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

Our portfolio currently consists of four brands that leverage our three channels: our websites, wholesale and our own stores.

●	Bailey 44 combines beautiful, luxe fabrics and on-trend designs to create sophisticated ready-to-wear capsules for women on-the-go. Designing for real life, this brand focuses on feeling and comfort rather than how it looks on a runway. Bailey 44 is primarily a wholesale brand, which we are transitioning to a digital, direct-to-consumer brand.
●	DSTLD offers stylish high-quality garments without the luxury retail markup valuing customer experience over labels. DSTLD is primarily a digital direct-to-consumer brand, to which we recently added select wholesale retailers to generate brand awareness.
●	Harper & Jones was built with the goal of inspiring men to dress with intention. It offers hand- crafted custom fit suits for those looking for a premium experience. Harper & Jones is primarily a direct-to-consumer brand using its own showrooms.
●	Stateside is an elevated, America first brand with all knitting, dyeing, cutting and sewing sourced and manufactured locally in Los Angeles. The collection is influenced by the evolution of the classic t-shirt offering a simple yet elegant look. Stateside is primarily a wholesale brand that we will be transitioning to a digital, direct-to-consumer brand.
●	Sundry offers distinct collections of women’s clothing, including dresses, shirts, sweaters, skirts, shorts, athleisure bottoms and other accessory products. Sundry’s products are coastal casual and consist of soft, relaxed and colorful designs that feature a distinct French chic, resembling the spirits of the French Mediterranean and the energy of Venice Beach in Southern California. Sundry is primarily a wholesale brand that we will be transitioning to a digital, direct-to-consumer brand.

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

Sunnyside — Brand Summary

We acquired Sundry in December 2022. Sundry offers distinct collections of women’s clothing, including dresses, shirts, sweaters, skirts, shorts, athleisure bottoms and other accessory products. Sundry’s products are coastal casual and consist of soft, relaxed and colorful designs that feature a distinct French chic, resembling the spirits of the French Mediterranean and the energy of Venice Beach in Southern California. The products are designed and mostly produced in Los Angeles from the finest fabrics. The majority of the knitting, dyeing, cutting and sewing is sourced and manufactured locally in Los Angeles, with some sweaters made overseas.

Sundry is known for delivering high quality novelty and resort style T-shirts, tops and bottoms. Sundry is mostly a wholesale brand with meaningful online revenue. Their T-shirt prices range from $68 to $98, their other tops range from $98 to $198, and their bottoms from $80 to $228.

With our acquisition of Sundry, we view the following as tangible near-term growth opportunities:

●	Increase online revenues significantly as we cross market their customer base with the customer bases from our other brands, especially on the Bailey Shop.
●	Increase gross margin dollars by updating the product line and driving increased volume through the wholesale and online channels.
●	Launch a new product category for 2024 in women’s athleisure. We believe athleisure is one of the largest product categories in womenswear, with high repeat spend and closet share.

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

Stateside and Sundry products are distributed through wholesale and direct-to-consumer channels includes premium department stores and national chains, select independent boutiques and third-party online stores.

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

As of December 31, 2022, products are distributed through 75+ doors at major department stores, over 350 points of sale at boutique stores and several major e-commerce multi-brand platform wholesale customers.

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

Our direct-to-consumer channels include our own website. Old season stock is sold through selected off- price retailers, with additional sales generated through specifically cut product for select off-price retailers.

All of our DSTLD, Bailey, Stateside and Sundry sellable products are stored at our corporate warehouse and distribution center in Vernon, CA, which also houses our corporate office. In addition to storing product, we also receive and process new product deliveries, process and ship outbound orders, and process and ship customer returns in this same facility.

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

Currently, our Bailey, DSTLD and Stateside and Sundry products are shipped from our suppliers to our distribution center in Los Angeles, CA which currently handles all our warehousing, fulfillment, outbound shipping and returns processing. Our Sundry products will be shipped from our suppliers to our distribution center in Los Angeles, CA which will handle all our warehousing, fulfillment, outbound shipping and returns processing. In 2023, we will review maintaining our own distribution centers versus using a third-party solution. For Harper & Jones, finished product is shipped to either the Company’s headquarters in Dallas Texas, or directly to one of their showroom locations.

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

All of our garments are produced according to each brand’s specifications and requires that all of manufacturers adhere to strict regulatory compliance and standards of conduct. The vendors’ factories are monitored by each brand’s production team to ensure quality control, and they are monitored by independent third-party inspectors we employ for compliance with local manufacturing standards and regulations on an annual basis. We also monitor our vendors’ manufacturing facilities regularly, providing technical assistance and performing in-line and final audits to ensure the highest possible quality.

We source our products from a variety of domestic and international manufacturers. When deciding which factory to source a specific product from, we take into account the following factors:

●	Cost of garment
●	Retail price for end consumer
●	Production time
●	Minimum order quantity
●	Shipping/delivery time
●	Payment terms

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

As we grow the entire DBG portfolio, we will test “pop up” locations for specific brands, and also develop a multi-line pop up that incorporates our other brands into the “pop-up”. We believe this strategy should be cost effective given the number of store closures from COVID-19. We will determine whether a “pop up” or wholesale specialty boutique is the better option for each market and brand.

Instagram and Influencer Marketing

Instagram and influencer marketing is one of our largest initiatives. On a weekly basis, we reach out to and receive requests from tastemakers in fashion, lifestyle, and photography. We have developed a certain set of criteria for working with influencers (for example, engagement level, aesthetic, audience demographic) that have enabled us to garner impactful impressions. Our focus is not on the size of an account, but on creating organic relationships with influencers who are excited to tell our story. While most of our collaborations are compensated solely through product gifts, we also offer an affiliate commission of up to 20% through the influencer platform reward Style, which is the parent company of LiketoKnow.it, the first influencer platform to make Instagram shopable (users receive an email directly to their inbox with complete outfit details when they “Like” a photo with LiketoKnow.it technology).

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

Loyalty Program

We plan to develop and launch a company-wide loyalty program, which would include all our brands. Our customer loyalty program will be designed to engage and reward our customers in a direct and targeted manner, and to cross merchandise our portfolio brands to our customers. Customers will earn reward points that can be used to purchase products. We will also use loyalty point multipliers to create customer purchases, especially, which is a strategy beauty retailer have effectively used.

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

Employees

As of December 31, 2022, we had 58 employees, all of whom were full-time employees. We believe our relationship with our employees is good. None of our employees are currently covered by a collective bargaining agreement. We have had no labor-related work stoppages and we believe our relationship with our employees is strong.

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

Risks related to our financial condition and business.

We have incurred significant net losses since our inception and cannot assure you that we will achieve or maintain profitable operations.

We have incurred significant net losses since inception. Our net loss was approximately $38.0 and $32.4 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $103.9 million. We may continue to incur significant losses in the future for a number of reasons, including unforeseen expenses, difficulties, complications, delays, and other unknown events, as well as the inflationary and potentially recessive economic environment.

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

We have incurred a net loss in each year since our inception and expect to incur losses in future periods as we continue to increase our expenses in order to grow our business. We have a working capital deficit of $32.3 million at December 31, 2022. These factors raise substantial doubt about our Company’s ability to continue as a going concern. If we are unable to obtain adequate funding or if we are unable to grow our revenue substantially to achieve and sustain profitability, we may not be able to continue as a going concern. The report of our independent registered public accounting firm for the year ended December 31, 2022 included herein contains an explanatory paragraph indicating that there is substantial doubt as to our ability to continue as a going concern as a result of recurring losses from operations.

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

The amount and timing of our future funding requirements depends on many factors, including

●The timing and cost of potential future acquisitions;
●Integration of the businesses that we have acquired or may acquire in the future;
●The hiring of additional management and other personnel as we continue to grow; and
●Any costs associated with any build-out and opening of showrooms, as needed, for certain of our brands,

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

As of December 31, 2022, we had an aggregate principal amount of debt outstanding of approximately $15.4 million.

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

We are currently in technical default under certain of our outstanding indebtedness. In addition, we may not be able to generate sufficient cash to service all of our debt or refinance our obligations and may be forced to take other actions to satisfy our obligations under such indebtedness, which may not be successful.

We issued a promissory note in the principal amount of $4,500,000 pursuant to the Bailey acquisition. Upon the IPO closing in May 2021, we repaid $1,000,000 of the outstanding principal on this note in May 2021. In August 2021, the maturity date was further extended to December 31, 2022. We are required to make prepayments of $2,000,000 to $4,000,000 if we complete a secondary public offering. If a public offering is not consummated before October 31, 2021 and June 30, 2022, we were obligated to repay 10% of the outstanding principal at each date. We did not make any payments in October 2021, and the lender agreed to defer these payments to the maturity date of the loan, December 31, 2022. However, no payments have been made - while the parties are undergoing an extension of the maturity date, the note is in technical default. In addition, we issued promissory notes in the aggregate principal amount of $5,500,000 pursuant to the Sundry acquisition with a maturity date of February 15, 2023. However no payments have been made and the notes are in technical default. If such holders enforce their rights in connection with such defaults and achieve a default judgement, this may also result in the acceleration of or default under any other debt to which a cross-acceleration or cross-default provision applies.  We are currently unable to repay or refinance these borrowings so any such action by these lenders could force us into bankruptcy or liquidation.

In addition, our ability to make scheduled payments on our indebtedness or to refinance our obligations under our debt agreements, will depend on our financial and operating performance, which, in turn, will be subject to prevailing economic and competitive conditions and to the financial and business risk factors we face as described in this section, many of which may be beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

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

Our results of operations have been and could be in the future adversely affected as a result of asset impairments.

Our results of operations and financial condition have been and could be in the future adversely affected by impairments to goodwill, other intangible assets, receivables, long-lived assets or investments. For example, when we acquire a business, we record goodwill in an amount equal to the amount we paid for the business minus the fair value of the net tangible assets and other identifiable intangible assets of the acquired business. Goodwill and other intangible assets that have indefinite useful lives cannot be amortized, but instead must be tested at least annually for impairment. As a result of our acquisitions of Sundry, Stateside, H&J and Bailey, our goodwill and intangible assets as of December 31, 2022 were $10.1 and $14.4 million, respectively. During the years ended December 31, 2022 and 2021, we recorded impairment expense of $15.5 million and $3.4 million pertaining to the goodwill and intangible assets of Bailey and H&J. Any future impairments, including impairments of goodwill, intangible assets, long- lived assets or investments, could have a material adverse effect on our financial condition and results of operations for the period in which the impairment is recognized.

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

In addition to the foregoing, one of our subsidiary’s depends on two primary suppliers located in China and Turkey for the substantial portion of raw materials used in its products and the manufacture of these products, which makes it vulnerable to a disruption in the supply of its products. As a result, termination of these supply arrangements, an adverse change in the financial condition of these suppliers or an adverse change in their ability to manufacture and/or deliver desired products on a timely basis each could have a material adverse effect on our business, financial condition and results of operations.

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

We rely on a combination of intellectual property rights, contractual protections and other practices to protect our brand, proprietary information, technologies and processes. We primarily rely on copyright and trade secret laws to protect our proprietary technologies and processes, including the algorithms we use throughout our business. Others may independently develop the same or similar technologies and processes, or may improperly acquire and use information about our technologies and processes, which may allow them to provide a service similar to ours, which could harm our competitive position. Our principal trademark assets include the registered trademarks “DSTLD”, “Bailey 44”, “ACE STUDIOS”, “STATESIDE” ad “SUNDRY” and our logos and taglines. Our trademarks are valuable assets that support our brand and consumers’ perception of our services and merchandise. We also hold the rights to the “www.digitalbrandsgroup.co”, www.dstld.com, “www.bailey44.com”, and www.harperandjones.com. Internet domain name and various related domain names, which are subject to Internet regulatory bodies and trademark and other related laws of each applicable jurisdiction. If we are unable to protect our trademarks or domain names, our brand recognition and reputation would suffer, we would incur significant expense establishing new brands and our operating results would be adversely impacted. Further, to the extent we pursue patent protection for our innovations, patents we may apply for may not issue, and patents that do issue or that we acquire may not provide us with any competitive advantages or may be challenged by third parties. There can be no assurance that any patents we obtain will adequately protect our inventions or survive a legal challenge, as the legal standards relating to the validity, enforceability and scope of protection of patent and other intellectual property rights are uncertain. We may be required to spend significant resources to monitor and protect our intellectual property rights, and the efforts we take to protect our proprietary rights may not be sufficient.

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

New and evolving regulations and compliance standards for cyber security, data protection, privacy, and internal IT controls are often created in response to the tide of cyber-attacks and will increasingly impact organizations. Existing regulatory standards require that organizations implement internal controls for user access to applications and data. In addition, data breaches are driving a new wave of regulation with stricter enforcement and higher penalties. Regulatory and policy-driven obligations require expensive and time-consuming compliance measures. The fear of non-compliance failed audits, and material findings has pushed organizations to spend more to ensure they are in compliance, often resulting in costly, one-off implementations to mitigate potential fines or reputational damage. Any substantial costs associated with failing to meet regulatory requirements, combined with the risk of fallout from security breaches, could have a material adverse effect on our business and brand.

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

Risks Related to our Common Stock

The price of our common stock has in the past and may in the future fluctuate substantially.

The market price of our common stock has in the past and could in the future be extremely volatile. From May 2021 to March 31, 2023, the high and low prices of our common stock as quoted on the NasdaqCM was $880 and $2.38, respectively (as appropriately adjusted for a 1-100 reverse stock split effected by the Company in November 2022). The future market price of our common stock may be significantly affected by factors, such as:

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

These and other factors may lower the market price of our common stock, regardless of our actual operating performance. As a result, our common stock may trade at prices significantly below the public offering price.

Furthermore, in recent years the stock market has experienced significant price and volume fluctuations. This volatility has had a significant impact on the market price of securities issued by many companies. The changes frequently appear to occur without regard to the operating performance of the affected companies. Hence, the price of our common stock could fluctuate based upon factors that have little or nothing to do with us, and these fluctuations could materially reduce the price of our common stock and materially affect the value of your investment.

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

On May 31, 2022, we received a letter from the Listing Qualifications Staff (the “Staff”) of Nasdaq indicating that the bid price of our common stock had closed below $1.00 per share for 30 consecutive business days and, as a result, we are not in compliance with Nasdaq Listing Rule 5550(a)(2), which sets forth the minimum bid price requirement for continued listing on the Nasdaq Capital Market (the “Minimum Bid Requirement”).

Nasdaq’s notice has no immediate effect on the listing of common stock on Nasdaq. Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), we were afforded a 180-calendar day grace period, through November 28, 2022, to regain compliance with the bid price requirement. Compliance can be achieved by evidencing a closing bid price of at least $1.00 per share for a minimum of ten consecutive business days (but generally not more than 20 consecutive business days) during the 180-calendar day grace period.

If we do not regain compliance with the bid price requirement by November 28, 2022, we may be eligible for an additional 180-calendar day compliance period so long as it satisfies the criteria for initial listing on the Nasdaq Capital Market and the continued listing requirement for market value of publicly held shares and we provide written notice to Nasdaq of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. In the event we are not eligible for the second grace period, the Nasdaq staff will provide written notice that our Common Stock is subject to delisting; however, we may request a hearing before the Nasdaq Hearings Panel (the “Panel”), which request, if timely made, would stay any further suspension or delisting action by the Staff pending the conclusion of the hearing process and expiration of any extension that may be granted by the Panel.

On January 19, 2022, we received a letter from the Listing Qualifications Department of the Nasdaq notifying us that our common stock Market Value of Listed Securities (“MVLS”) had been below the minimum $35,000,000 required for continued inclusion as set forth in Nasdaq Listing Rule 5550(b)(2) (“MVLS Requirement”).

The letter also states that we would be provided 180 calendar days, or until July 18, 2022, to regain compliance with the MVLS Requirement (“Compliance Period”). If we did not regain compliance within the Compliance Period, we would receive a written notification from Nasdaq that our securities are subject to delisting. At that time, we may appeal the delisting determination to a Hearings Panel.

On July 21, 2022, we received a letter from Nasdaq stating that the Company has not regained compliance with the MVLS Standard, since our common stock was below the $35 million minimum MVLS requirement for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(2) (the “MLVS Rule”) and had not been at least $35 million for a minimum of 10 consecutive business days at any time during the 180-day grace period granted to us.

Pursuant to the Letter, unless we requested a hearing to appeal this determination by 4:00 p.m. Eastern Time on July 28, 2022, our Common Stock would be delisted from The Nasdaq Capital Market, trading of our Common Stock would be suspended at the opening of business on August 1, 2022, and a Form 25-NSE will be filed with the Securities and Exchange Commission, which will remove the our securities from listing and registration on Nasdaq.

On July 27, 2022, the Company requested a hearing before the Nasdaq Hearings Panel (the “Panel”) to appeal the Letter on July 21, 2022. The request for a hearing was granted and held on September 8, 2022. On September 21, 2022, the Nasdaq Listing Qualifications Panel (the “Hearings Panel”) granted the Company an extension until January 17, 2022, to demonstrate compliance with Listing Rule 5550(b)(1) to allow continued listing requirement of The Nasdaq Capital Market, conditioned upon achievement of certain milestones included in a plan of compliance which the Company previously submitted to the Hearings Panel. On November 29, 2022, Nasdaq formally notified the Company that it had regained compliance with the Bid Price Rule.

On November 3, 2022, Digital Brands Group, Inc. (the “Company”) received notice from the Listing Qualifications Staff (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) that the Company’s bid price had closed below $0.10 per share for the preceding ten consecutive trading days, in contravention of Nasdaq Listing Rule 5810(3)(A)(iii) and, as a result, the Nasdaq Hearings Panel (the “Panel”) would consider the deficiency as an additional basis for delisting.

Effective as of 5 pm EST on November 3, 2022, the Company implemented a reverse stock split at a ratio of 1-for-100 shares, which the Company believes will remedy both the $0.10 threshold price deficiency and the $1.00 bid price deficiency cited by the Staff. In order to evidence compliance with Nasdaq’s bid price criteria, the Company must evidence a closing bid price of at least $1.00 per share for a minimum of 10 (though generally not more than 20) consecutive business days. As of the close of business on November 11, 2022, the Company had evidenced a closing bid price in excess of $1.00 per share for six consecutive business days.

On January 17, 2023, Digital Brands Group, Inc. (the “Company”) was notified by the Nasdaq Hearings Panel (the “Panel”) that the Company has evidenced compliance with all applicable requirements for continued listing on The Nasdaq Capital Market, including the $2.5 million stockholders’ equity requirement set forth in Nasdaq Listing Rule 5550(b). The Company remains subject to a “Panel Monitor,” as that term is defined by Nasdaq Listing Rule 5815(d)(4)(A), through January 17, 2024.

There can be no assurance that we will be successful in its efforts to maintain the Nasdaq listing. If our Common Stock and warrants cease to be listed for trading on the Nasdaq Capital Market, we would expect that our Common Stock and warrants would be traded on one of the three tiered marketplaces of the OTC Markets Group. If Nasdaq were to delist our common stock and warrants, it would be more difficult for our stockholders to dispose of our common stock or warrants and more difficult to obtain accurate price quotations on our common stock or warrants. Our ability to issue additional securities for financing or other purposes, or otherwise to arrange for any financing we may need in the future, may also be materially and adversely affected if our common stock or warrants are not listed on a national securities exchange.

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

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. A material weakness is defined in the standards established by the Public Company Accounting Oversight Board (United States) as a deficiency, or an acquisition of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We intend to begin the process of designing, implementing and testing the internal control over financial reporting required to comply with this obligation, which process is time consuming, costly and complex. If we fail to increase and maintain the number and expertise of our staff for our accounting and finance functions and to improve and maintain internal control over financial reporting adequate to meet the demands that will be placed upon us as a public company, including the requirements of the Sarbanes-Oxley Act of 2002, or the Sarbanes- Oxley Act, we may be unable to report our financial results accurately and prevent fraud. In addition, we cannot be certain that any such steps we undertake will successfully remediate the material weaknesses or that other material weaknesses and control deficiencies will not be discovered in the future. If our remediation efforts are not successful or other material weaknesses or control deficiencies occur in the future, we may be unable to report our financial results accurately or on a timely basis, which could cause our reported financial results to be materially misstated and result in the loss of investor confidence or delisting and cause our stock price to decline. As a result of such failures, we could also become subject to investigations by NasdaqCM, the SEC, or other regulatory authorities, and become subject to litigation from investors and stockholders, any of which could harm our reputation and financial condition and divert financial and management resources. Even if we are able to report our consolidated financial statements accurately and timely, if we do not make all the necessary improvements to address the material weaknesses, continued disclosure of our material weaknesses will be required in future filings with the SEC, which could reduce investor confidence in our reported results and our cause our stock price to decline.

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

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, reduced disclosure obligations regarding executive compensation. Furthermore, as long as we are neither a “large, accelerated filer” nor an “accelerated filer,” as a smaller reporting company, we would not be required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Future sales of our common stock, or the perception in the public markets that these sales may occur, may depress our stock price.

The market price of our common stock could decline significantly as a result of sales of a large number of shares of our common stock in the market after this offering. These sales, or the perception that these sales might occur, could depress the market price of our common stock or make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

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

Our sixth amended and restated certificate of incorporation and amended and restated bylaws may discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable because they, among other things:

●	establish a supermajority voting requirement of at least 66 2∕3% of the outstanding voting stock in order to amend certain provisions in our sixth amended and restated certificate of incorporation, which makes it more difficult for stockholders to eliminate anti- takeover provisions;

●	eliminate stockholder-initiated action by written consent in lieu of a meeting, which hampers the ability of stockholders to take action during the interim periods between annual meetings of stockholders; and
●	require the written request of stockholders holding an aggregate of 25% of shares of our common stock in order for stockholders to call a special meeting, which together with the elimination of stockholder action by written consent described above, makes it very difficult for stockholders to take action during the interim periods between annual meetings of stockholders.

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

We have been involved in a dispute with the former owners of H&J regarding our obligation to “true up” their ownership interest in our company further to that membership interest purchase agreement dated May 10, 2021 whereby we acquired all of the outstanding membership interests of H&J (as amended, the “H&J Purchase Agreement”). Further to the H&J Purchase Agreement, we agreed that if, at May 18, 2022, the one year anniversary of the closing date of our initial public offering, the product of the number of shares of our common stock issued at the closing of such acquisition multiplied by the average closing price per share of our shares of common stock as quoted on the NasdaqCM for the thirty (30) day trading period immediately preceding such date plus the gross proceeds, if any, of shares of our stock issued to such sellers and sold by them during the one year period from the closing date of the offering does not exceed the sum of $9.1 million, less the value of any shares of common stock cancelled further to any indemnification claims or post-closing adjustments under the H&J Purchase Agreement, then we shall issue to the subject sellers an additional aggregate number of shares of common stock equal to any such valuation shortfall at a per share price equal to the then closing price per share of our common stock as quoted on the NasdaqCM. We did not honor our obligation to issue such shares and the former owner of H&J have claimed that they were damaged as a result. As part of a proposed settlement with such holders, we have tenatively agreed to the following: (i) to transfer all membership interests of H&J back to the original owners, (ii) to pay such owners the sum of $229,000, (iii) issue the former owners of H&J an aggregate of $1,400,000 worth of our common stock to be issued on May 16, 2023 based on the lower of (a) the stock closing price per share on May 15, 2023, and (b) the average common stock closing price based on the average of the 5 trading days preceding May 16, 2023, with the closing price on May 9, 2023. Such tentative terms are to be memorialized in definitive purchase agreements and as such there is no assurance that such arrangements will be finalized.

Further to the acquisition of Bailey, we agreed that if, at May 18, 2022, the one year anniversary of the closing date of our initial public offering, the product of the number of shares of our common stock issued at the closing of such acquisition multiplied by the average closing price per share of our shares of common stock as quoted on the NasdaqCM for the thirty (30) day trading period immediately preceding such date plus the gross proceeds, if any, of shares of our stock issued to such sellers and sold by them during the one year period from the closing date of the offering does not exceed the sum of $11.1 million million, less the value of any shares of common stock cancelled further to any indemnification claims or post-closing adjustments under the acquisition agreement, then we shall issue to the subject sellers an additional aggregate number of shares of common stock equal to any such valuation shortfall at a per share price equal to the then closing price per share of our common stock as quoted on the NasdaqCM. Although we have agreed that concurrently we will cause a number of shares of common stock or common stock equivalents held by certain of our affiliated stockholders prior to the offering to be cancelled in an equivalent dollar amount as any such valuation shortfalls on a pro rata basis in proportion to the number of shares of common stock or common stock equivalents held by each of them, the substantial majority of such cancellations would likely be in the form of cancellation of stock options held by such persons as opposed to shares held by them. For any shares issued to the sellers, this would result in an equivalent number of stock options held by certain of our affiliated stockholders being concurrently cancelled. As a result, additional shares of common stock would be issued further to which the interests of investors would be further diluted.

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

The following table sets forth information with respect to our facilities:

		Square
		Footage	Lease
Location	Type	(approximate)	Expiration
Vernon, California	Corporate Warehouse and Distribution Center	42,206	2023
Los Angeles, California	Showroom	2,000	2020(1)
Austin, Texas	Interim Corporate Headquarters	500	2021(2)
Dallas, Texas	Office Space and Showroom	2,860	2022
Houston, Texas	Showroom	1,117	2024
New Orleans, Louisiana	Showroom	1,015	2024
(1)	Bailey’s lease for its showroom in Los Angeles, California expired on May 31, 2020. The lease is now a month-to-month lease.
(2)	We are currently leveraging shared office space and working remotely as we work with an agent to secure long-term office space in Austin, TX for our corporate headquarters.

ITEM 3.	LEGAL PROCEEDINGS

We are currently involved in, and may in the future be involved in, legal proceedings, claims, and government investigations in the ordinary course of business. These include proceedings, claims, and investigations relating to, among other things, regulatory matters, commercial matters, intellectual property, competition, tax, employment, pricing, discrimination, consumer rights, personal injury, and property rights. These matters also include the following:

●	On March 21, 2023, a vendor filed a lawsuit against Digital Brands Group related to trade payables totaling approximately $43,501. Such amounts include interest due, and are included in accounts payable, net of payments made to date, in the accompanying consolidated balance sheets. The Company does not believe it is probable that the losses in excess of such trade payables will be incurred.
●	On February 7, 2023, a vendor filed a lawsuit against Digital Brands Group related to trade payables totaling approximately $182,400. Such amounts include interest due, and are included in accounts payable, net of payments made to date, in the accompanying consolidated balance sheets. The Company does not believe it is probable that the losses in excess of such trade payables will be incurred.
●	On November 9, 2022, a vendor filed a lawsuit against Digital Brand's Group related to prior services rendered. The claims (including fines, fees, and legal expenses) total an aggregate of $50.190. The matter was settled in January 2023 and are on payment plans which will be paid off in April 2023.
●	In August 2020 and March 2021, two lawsuits were filed against Bailey’s by third-party’s related to prior services rendered. The claims (including fines, fees, and legal expenses) total an aggregate of $96,900. Both matters were settled in February 2022 and are on payment plans which will be paid off in July and September of 2023
●	On December 21, 2020, a Company investor filed a lawsuit against DBG for reimbursement of their investment totaling $100,000. Claimed amounts are included in short-term convertible note payable in the accompanying consolidated balance sheets and the Company does not believe it is probable that losses in excess of such short-term note payable will be incurred. The Company is actively working to resolve this matter.
●	On September 24, 2020 a Bailey’s product vendor filed a lawsuit against Bailey’s non-payment of trade payables totaling approximately $481,000 and additional damages of approximately $296,000. Claimed amounts for trade payables are included in accounts payable in the accompanying consolidated balance sheets, net of payments made. In December 2021, the Company reached a settlement; however, the settlement terms were not met and the Company received a judgement of $496,000. The amount due has been paid, the lawsuit dismissed and there is no claim or amount due.
●	A vendor filed a lawsuit against Bailey 44 related to a retail store lease in the amount of $1.5 million. The Company is disputing the claim for damages and the matter is ongoing.
●	We have been involved in a dispute with the former owners of H&J regarding our obligation to “true up” their ownership interest in our company further to that membership interest purchase agreement dated May 18, 2021 whereby we acquired all of the outstanding membership interests of H&J (the “H&J Purchase Agreement”). Further to the H&J Purchase Agreement, we agreed that if, at May 18, 2022, the one year anniversary of the closing date of our initial public offering, the product of the number of shares of our common stock issued at the closing of such acquisition multiplied by the average closing price per share of our shares of common stock as quoted on the NasdaqCM for the thirty (30) day trading period immediately preceding such date plus the gross proceeds, if any, of shares of our stock issued to such sellers and sold by them during the one year period from the closing date of the offering does not exceed the sum of $9.1 million, less the value of any shares of common stock cancelled further to any indemnification claims or post-closing adjustments under the H&J Purchase Agreement, then we shall issue to the subject sellers an additional aggregate number of shares of common stock equal to any such valuation shortfall at a per share price equal to the then closing price per share of our common stock as quoted on the NasdaqCM. We did not honor our obligation to issue such shares and the former owner of H&J have claimed that they were damaged as a result. As part of a proposed settlement with such holders, we have tentatively agreed to the following: (i) to transfer all membership interests of H&J back to the original owners, (ii) to pay such owners the sum of $229,000, (iii) issue the former owners of H&J an aggregate of $1,400,000 worth of our common stock to be issued on May 16, 2023 based on the lower of (a) the stock closing price per share on May 15, 2023, and (b) the average common stock closing price based on the average of the 5 trading days preceding May 16, 2023, with the closing price on May 9, 2023. Such tentative terms are to be memorialized in definitive purchase agreements and as such there is no assurance that such arrangements will be finalized.

All claims above, to the extent management believes it will be liable, have been included in accounts payable and accrued expenses and other liabilities in the accompanying consolidated balance sheet as of December 31, 2022.

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

The following table sets forth the high and low closing bid prices for our common stock for the fiscal quarters indicated as reported on NasdaqCM. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low
March 31, 2023	$4.27	$1.11
December 31, 2022	$13.00	$3.21
September 30, 2022	$22.80	$22.80
June 30, 2022	$184.00	$16.00
March 31, 2022	$275.00	$91.00
December 31, 2021	$664.00	$209.00
September 30, 2021	$880.00	$232.00
June 30, 2021	$750.00	$280.00

Holders

As of April 17, 2023, there were 3,747 holders of record of our common stock.

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

During the year ended December 31, 2022, the Company issued an aggregate of 1,995,183 shares of common stock pursuant to the conversion of the FirstFire and Oasis Notes.

In September 2022, the Company issued 750 shares of common stock pursuant to a consultant agreement at a fair value of $123,000.

As part of the Sundry acquisition, the Company issued 90,909 shares of common stock to the Sundry Sellers at a fair value of $1,000,000.

In connection with the December Notes, the Company issued 60,000 shares of common stock.

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

In connection with the November public offering, the Company granted 1,650,181 pre-funded warrants which were immediately exercised for shares of common stock. The Company also granted an additional 1,818,181 Class B Warrants and 1,818,181 Class C Warrants as part of the offering. Each Class B Warrant has an exercise price of $5.25 per share, is immediately exercisable upon issuance and expires five years after issuance. Each Class C Warrant has an exercise price of $5.25 per share, is immediately exercisable upon issuance and expires thirteen months after issuance. The Company also granted the placement agent 136,364 warrants, which are exercisable 180 days after issuance and expire in five years.

In connection with the December Notes, the Company issued to the investors an aggregate of 469,480 warrants to purchase common stock at an exercise price equal to $4.26. The warrants are immediately exercisable.

In November 2022, The Company granted 44,000 warrants to purchase common stock at an exercise price of $5.00 to the lender in connection with its merchant advances.

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

Securities Authorized for Issuance Under Equity Compensation Plans

We have adopted a 2020 Omnibus Incentive Stock Plan (the “2020 Plan”). An aggregate of 33,000 shares of our common stock is reserved for issuance and available for awards under the 2020 Plan, including incentive stock options granted under the 2020 Plan. The 2020 Plan administrator may grant awards to any employee, director, and consultants of the company and its subsidiaries. To date, 27,320 grants (as adjusted for the Reverse Stock Split) have been made under the 2020 Plan and 5,680 shares remain eligible for issuance under the Plan.

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

Unless otherwise indicated by the context, references to “DBG” refer to Digital Brands Group, Inc. solely, and references to the “Company,” “our,” “we,” “us” and similar terms refer to Digital Brands Group, Inc., together with its wholly-owned subsidiaries Bailey 44, LLC (“Bailey”), Harper & Jones LLC (“H&J”), MOSBEST, LLC (“Stateside”) and Sunnyside (“Sundry”).

Business Overview

Recent Development

We have been involved in a dispute with the former owners of H&J regarding our obligation to “true up” their ownership interest in our company further to that membership interest purchase agreement dated May 10, 2021 whereby we acquired all of the outstanding membership interests of H&J (as amended, the “H&J Purchase Agreement”). Further to the H&J Purchase Agreement, we agreed that if, at May 18, 2022, the one year anniversary of the closing date of our initial public offering, the product of the number of shares of our common stock issued at the closing of such acquisition multiplied by the average closing price per share of our shares of common stock as quoted on the NasdaqCM for the thirty (30) day trading period immediately preceding such date plus the gross proceeds, if any, of shares of our stock issued to such sellers and sold by them during the one year period from the closing date of the offering does not exceed the sum of $9.1 million, less the value of any shares of common stock cancelled further to any indemnification claims or post-closing adjustments under the H&J Purchase Agreement, then we shall issue to the subject sellers an additional aggregate number of shares of common stock equal to any such valuation shortfall at a per share price equal to the then closing price per share of our common stock as quoted on the NasdaqCM. We did not honor our obligation to issue such shares and the former owner of H&J have claimed that they were damaged as a result. As part of a proposed settlement with such holders, we have tentatively agreed to the following: (i) to transfer all membership interests of H&J back to the original owners, (ii) to pay such owners the sum of $229,000, (iii) issue the former owners of H&J an aggregate of $1,400,000 worth of our common stock to be issued on May 16, 2023 based on the lower of (a) the stock closing price per share on May 15, 2023, and (b) the average common stock closing price based on the average of the 5 trading days preceding May 16, 2023, with the closing price on May 9, 2023. Such tentative terms are to be memorialized in definitive purchase agreements and as such there is no assurance that such arrangements will be finalized.

Our Company

Digital Brands Group is a curated collection of lifestyle brands, including Bailey 44, DSTLD, Harper & Jones, Stateside, Sundry and ACE Studios, that offers a variety of apparel products through direct-to-consumer and wholesale distribution. Our complementary brand portfolio provides us with the unique opportunity to cross merchandise our brands. We aim for our customers to wear our brands head to toe and to capture what we call “closet share” by gaining insight into their preferences to create targeted and personalized content specific to their cohort. Operating our brands under one portfolio provides us with the ability to better utilize our technological, human capital and operational capabilities across all brands. As a result, we have been able to realize operational efficiencies and continue to identify additional cost saving opportunities to scale our brands and overall portfolio.

Our portfolio consists of four significant brands that leverage our three channels: our websites, wholesale and our own stores.

●	Bailey 44 combines beautiful, luxe fabrics and on-trend designs to create sophisticated ready-to-wear capsules for women on-the-go. Designing for real life, this brand focuses on feeling and comfort rather than how it looks on a runway. Bailey 44 is primarily a wholesale brand, which we are transitioning to a digital, direct-to-consumer brand.
●	DSTLD offers stylish high-quality garments without the luxury retail markup valuing customer experience over labels. DSTLD is primarily a digital direct-to-consumer brand, to which we recently added select wholesale retailers to generate brand awareness.
●	Harper & Jones was built with the goal of inspiring men to dress with intention. It offers hand- crafted custom fit suits for those looking for a premium experience. Harper & Jones is primarily a direct-to-consumer brand using its own showrooms.
●	Stateside is an elevated, America first brand with all knitting, dyeing, cutting and sewing sourced and manufactured locally in Los Angeles. The collection is influenced by the evolution of the classic t-shirt offering a simple yet elegant look. Stateside is primarily a wholesale brand that we will be transitioning to a digital, direct-to-consumer brand.
●	Sundry offers distinct collections of women’s clothing, including dresses, shirts, sweaters, skirts, shorts, athleisure bottoms and other accessory products. Sundry’s products are coastal casual and consist of soft, relaxed and colorful designs that feature a distinct French chic, resembling the spirits of the French Mediterranean and the energy of Venice Beach in Southern California. Sundry is primarily a wholesale brand that we will be transitioning to a digital, direct-to-consumer brand.

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

We acquired Bailey in February 2020, H&J in May 2021, Stateside in August 2021 and Sundry in December 2022. We agreed on the consideration that we paid in each acquisition in the course of arm’s length negotiations with the holders of the membership interests in each of Bailey, H&J, Stateside and Sundry. In determining and negotiating this consideration, we relied on the experience and judgment of our management and our evaluation of the potential synergies that could be achieved in combining the operations of Bailey, H&J, Stateside and Sundry. We did not obtain independent valuations, appraisals or fairness opinions to support the consideration that we paid/agreed to pay.

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

Seasonality

Our quarterly operating results vary due to the seasonality of our individual brands, and are historically stronger in the second half of the calendar year

Substantial Indebtedness

As of December 31, 2022, we had an aggregate principal amount of debt outstanding of approximately $15.4 million.

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

We issued a promissory note in the principal amount of $4,500,000 pursuant to the Bailey acquisition. Upon the IPO closing in May 2021, we repaid $1,000,000 of the outstanding principal on this note in May 2021. In August 2021, the maturity date was further extended to December 31, 2022. We are required to make prepayments of $2,000,000 to $4,000,000 if we complete a secondary public offering. If a public offering is not consummated before October 31, 2021 and June 30, 2022, we were obligated to repay 10% of the outstanding principal at each date. We did not make any payments in October 2021, and the lender agreed to defer these payments to the maturity date of the loan, December 31, 2022. However, no payments have been made - while the parties are undergoing an extension of the maturity date, the note is in technical default. In addition, we issued promissory notes in the aggregate principal amount of $5,500,000 pursuant to the Sundry acquisition with a maturity date of February 15, 2023. However no payments have been made and the notes are in technical default. If such holders enforce their rights in connection with such defaults and achieve a default judgement, this may also result in the acceleration of or default under any other debt to which a cross-acceleration or cross-default provision applies.  We are currently unable to repay or refinance these borrowings so any such action by these lenders could force us into bankruptcy or liquidation.

In addition, our ability to make scheduled payments on our indebtedness or to refinance our obligations under our debt agreements, will depend on our financial and operating performance, which, in turn, will be subject to prevailing economic and competitive conditions and to the financial and business risk factors we face as described in this section, many of which may be beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

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

Cost of Net Revenue

Bailey’s cost of net revenue includes the direct cost of purchased and manufactured merchandise; inventory shrinkage; inventory adjustments due to obsolescence including excess and slow-moving inventory and lower of cost and net realizable reserves; duties; and inbound freight. Cost of net revenue also includes direct labor to production activities such as pattern makers, cutters and sewers. Cost of net revenue includes an allocation of overheard costs such as rent, utilities and commercial insurance pertaining to direct inventory activities.

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

Cost of Net Revenue

Stateside’s cost of net revenue includes the direct cost of purchased and manufactured merchandise; inventory shrinkage; inventory adjustments due to obsolescence including excess and slow-moving inventory and lower of cost and net realizable reserves; duties; and inbound freight. Cost of net revenue also includes direct labor to production activities such as pattern makers, cutters and sewers. Cost of net revenue includes an allocation of overheard costs such as rent, utilities and commercial insurance pertaining to direct inventory activities.

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

Sundry

Net Revenue

Sundry sells its products directly to customers. Sundry also sells its products indirectly through wholesale channels that include third-party online channels and physical channels such as specialty retailers and department stores.

Cost of Net Revenue

Sundry’s cost of net revenue includes the direct cost of purchased and manufactured merchandise; inventory shrinkage; inventory adjustments due to obsolescence including excess and slow-moving inventory and lower of cost and net realizable reserves; duties; and inbound freight. Cost of net revenue also includes direct labor to production activities such as pattern makers, cutters and sewers. Cost of net revenue includes an allocation of overheard costs such as rent, utilities and commercial insurance pertaining to direct inventory activities.

Operating Expenses

Sundry’s operating expenses include all operating costs not included in cost of net revenues and sales and marketing. These costs consist of general and administrative, fulfillment and shipping expense to the customer.

General and administrative expenses consist primarily of all payroll and payroll-related expenses, professional fees, insurance, software costs, occupancy expenses related to Sundry’s stores and to Sundry’s operations at its headquarters, including utilities, depreciation and amortization, and other costs related to the administration of its business.

Sundry’s fulfillment and shipping expenses include the cost to operate its warehouse including occupancy and labor costs to pick and pack customer orders and any return orders; packaging; and shipping costs to the customer from the warehouse and any returns from the customer to the warehouse.

Sales and Marketing

Sundry’s sales and marketing expense primarily includes digital advertising; photo shoots for wholesale and direct-to-consumer communications, including email, social media and digital advertisements; and commission expenses associated with sales representatives.

Results of Operations

Year ended December 31, 2022 compared to year ended December 31, 2021

The following table presents our results of operations for the year ended December 31, 2022 and 2021:

	Year Ended
	December 31,
	2022	2021
Net revenues	$13,971,178	$7,584,859
Cost of net revenues	8,030,908	5,716,587
Gross profit	5,940,270	1,868,272
General and administrative	16,371,536	16,752,516
Sales and marketing	4,950,635	3,810,583
Other operating expenses	16,715,204	12,653,831
Operating loss	(32,097,105)	(31,348,658)
Other expenses	(5,946,257)	(2,109,419)
Loss before provision for income taxes	(38,043,362)	(33,458,077)
Provision for income taxes	—	1,100,120
Net loss	$(38,043,362)	$(32,357,957)

Net Revenues

Revenue increased by $6.4 million to $14.0 million for the year ended December 31, 2022, compared to $7.6 million in the corresponding fiscal period in 2021. The increase was primarily due to full results in 2022 pertaining to the acquisition of H&J in May 2021 and Stateside in August 2021.

Gross Profit

Our gross profit increased by $4.0 million for the year ended December 31, 2022 to $5.9 million from $1.9 million for the corresponding fiscal period in 2021. The increase in gross margin was primarily attributable to increased revenue in 2022 and the gross profit achieved by H&J and Stateside since the acquisitions, as well as discounting and liquidation measures by both DBG and Bailey to sell aged inventory in 2021.

Our gross margin was 42.5% for the year ended December 31, 2022 compared to 24.6% for year ended December 31, 2021. The increase in the gross margin was due to H&J and Stateside’s margins in 2022, as well as discounting and liquidation measures by both DBG and Bailey to sell aged inventory in 2021.

General and Administrative

General and administrative expenses decreased by $0.4 million for the year ended December 31, 2022 to $16.4 million compared to $16.8 million in 2021. The decrease in general and administrative expenses was primarily due to non-cash charges incurred in 2021 upon the IPO, including stock-based compensation expense of $4.8. This was partially offset by increased general and administrative expenses in 2022 due to full scale operations of all subsidiaries, as well as increased headcount and corporate costs.

General and administrative expenses as a percentage of revenue was 117% in 2022 as compared to 221% in 2021.

Sales and Marketing

Sales and marketing expenses increased by $1.1 million for the year ended December 31, 2022 to $4.9 million compared to $3.8 million in 2021. The increase in sales and marketing expenses was primarily due to full-year advertising and marketing efforts by each subsidiary.

Sales and marketing expenses as a percentage of revenue was 35% in 2022 as compared to 50% in 2021.

Other Operating Expenses

Other operating expenses includes distribution expenses, impairment and change in fair value of contingent consideration. Other operating expenses was $16.7 million in 2022 as compared to $12.7 million in 2021, an increase of $4.0 million. The increase was primarily due to a $12.1 million increase in impairment charges on Bailey and Harper’s goodwill and intangible assets, partially offset by a decrease in the change in fair value of contingent consideration of $8.2 million.

Other Income (Expense)

Other expenses increased by $3.8 million to $5.9 million in the year ended December 31, 2022 compared to $2.1 million in the corresponding fiscal period in 2021. The increase in other expenses in 2022 was primarily due to amortization of debt discount and related interest expense on the Company’s various convertible notes and change in fair value of derivative liability, partially offset by PPP forgiveness.

Net Loss

Our net loss increased by $5.6 million to a loss of $38.0 million for the year ended December 31, 2022 compared to a loss of $32.4 million for the corresponding fiscal period in 2021 primarily due to our increased operating expenses and other expenses, partially offset by a higher gross profit in 2022 and tax benefit recorded in 2021.

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

As of December 31, 2022, we had cash of $1,283,282, but we had a working capital deficit of $32,064,398. The Company requires significant capital to meet its obligations as they become due. These factors raise substantial doubt about our Company’s ability to continue as a going concern. Throughout the next twelve months, the Company intends to fund its operations primarily from the funds raised through the equity line of credit agreement. The Company may pursue secondary offerings or debt financings to provide working capital and satisfy debt obligations. There can be no assurance as to the availability or terms upon which such financing and capital might be available in the future. If the Company is unable to secure additional funding, it may be forced to curtail or suspend its business plans. The report of our independent registered public accounting firm for the year ended December 31, 2022 included herein contains an explanatory paragraph indicating that there is substantial doubt as to our ability to continue as a going concern as a result of recurring losses from operations.

Cash Flow Activities

The following table presents selected captions from our condensed statement of cash flows for the years ended December 31, 2022 and 2021:

	Year Ended
	December 31,
	2022	2021
Net cash provided by operating activities:
Net loss	$(38,043,362)	$(32,357,957)
Non-cash adjustments	$23,122,024	$17,758,597
Change in operating assets and liabilities	$4,350,447	$381,001
Net cash used in operating activities	$(10,570,889)	$(14,218,359)
Net cash used in investing activities	$(7,313,384)	$(6,011,053)
Net cash provided by financing activities	$18,639,161	$20,181,820
Net change in cash	$754,888	$(47,592)

Cash Flows Used In Operating Activities

Our cash used in operating activities decreased by $3.6 million to $10.6 million to cash used for the year ended December 31, 2022 as compared to cash used of $14.2 million for the corresponding fiscal period in 2021. The decrease in net cash used in operating activities was primarily driven by an increase in non-cash adjustments of $5.4 million and more cash provided by changes in our operating assets and liabilities in 2022, partially offset by an increase in our net loss in 2022.

Cash Flows Used in Investing Activities

Our cash used in investing activities was $7.3 million in the year ended December 31, 2022 as compared to cash used of $6.0 million for the corresponding fiscal period in 2021. Cash used in 2022 was primarily related to the cash consideration in the Sundry acquisition. Cash used in 2021 was primarily related to the cash consideration in the H&J and Stateside acquisitions.

Cash Flows Provided by Financing Activities

Cash provided by financing activities was $18.6 million for the year ended December 31, 2022 compared to cash provided of $20.2 million for the corresponding fiscal period in 2021. Cash inflows in 2022 were primarily related to $16.4 million in equity proceeds after offering costs, $10.2 million from convertible notes and loans, partially offset by note repayments of $7.4 million. Cash inflows in 2021 were primarily related to $8.6 million in net proceeds from the IPO after deducting underwriting discounts and commissions and offering expenses, as well as $1.4 million in net proceeds from the underwriter’s exercise of their over-allotment option.

Contractual Obligations and Commitments

In March 2017, we entered into a senior credit agreement with an outside lender for up to $4,000,000, dependent upon the achievement of certain milestones. The initial close amount was a minimum of $1,345,000. The loan bears interest at 12.5% per annum, compounded monthly, including fees. A 5% closing fee is due upon each closing, legal and accounting fees of up to $40,000, and management fees of $4,167 – $5,000 per month. In September 2022, the entire outstanding principal was converted into preferred stock.

As of December 31, 2022 we have $4.0 million in outstanding principal pertaining to our convertible notes which mature in February 2023. As of December 31, 2022, we have an additional 10.4 million in outstanding principal on other loans, primarily our promissory notes due to the Bailey44 and Sundry Sellers. Aside from our remaining non-current SBA obligations, all outstanding loans have maturity dates through 2023.

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

This information required by this item may be found on pages F-1 through F-36 of this annual report on Form 10-K.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, who serve as our principal executive officer and principal financial and accounting officer, respectively, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. In making this evaluation, our management considered the material weakness in our internal control over financial reporting described below. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of such date.

We have initiated various remediation efforts, including the hiring of additional financial personnel/consultants with the appropriate public company and technical accounting expertise and other actions that are more fully described below. As such remediation efforts are still ongoing, we have concluded that the material weaknesses have not been fully remediated. Our remediation efforts to date have included the following:

●	We have made an assessment of the basis of accounting, revenue recognition policies and accounting period cutoff procedures. In some cases, we made the necessary adjustments to convert the basis of accounting from cash basis to accrual basis. In all cases we have done the required analytical work to ensure the proper cutoff of the financial position and results of operations for the presented accounting periods.
●	We have made an assessment of the current accounting personnel, financial reporting and information system environments and capabilities. Based on our preliminary findings, we have found these resources and systems lacking and have concluded that these resources and systems will need to be supplemented and/or upgraded. We are in the process of identifying a single, unified accounting and reporting system that can be used by the Company and Bailey, with the goal of ensuring consistency and timeliness in reporting, real time access to data while also ensuring ongoing data integrity, backup and cyber security procedures and processes.
●	We engaged external consultants with public company and technical accounting experience to facilitate accurate and timely accounting closes and to accurately prepare and review the financial statements and related footnote disclosures. We plan to retain these financial consultants until such time that the internal resources of the Company have been upgraded and the required financial controls have been fully implemented.
●	We have made an assessment on significant judgments and estimates, including impairment of long-lived assets and inventory valuation. We plan to take the steps as noted above to have the proper resources to conduct proper analyses on areas requiring judgments and estimates.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the year ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION

None.

ITEM 9CDISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages and titles of our directors, director nominees, executive officers and key personnel:

Executive Officers and Directors

The following table sets forth certain information with respect to our executive officers and directors as of December 31, 2022.

Name	Age	Position
Executive Officers and Directors
John Hilburn Davis IV	50	President and Chief Executive Officer
Laura Dowling	43	Chief Marketing Officer
Reid Yeoman	40	Chief Financial Officer
Mark T. Lynn	38	Director
Trevor Pettennude	55	Director
Jameeka Aaron	42	Director
Huong “Lucy” Doan	53	Director

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers and persons who beneficially own more than 10% of the Company’s common stock to file with the SEC reports showing initial ownership of and changes in ownership of the Company’s common stock and other registered equity securities. Based solely upon our review of the copies of such forms or written representations from certain reporting persons received by us with respect to fiscal year 2022, the Company believes that its directors and executive officers and persons who own more than 10% of a registered class of its equity securities have complied with all applicable Section 16(a) filing requirements for fiscal year 2022.

ITEM 11.EXECUTIVE COMPENSATION

Compensation of Named Executive Officers

The summary compensation table below shows certain compensation information for services rendered in all capacities for the fiscal years ended December 31, 2022 and 2021. Other than as set forth herein, no executive officer’s salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

	Fiscal			Option	Stock
Name and Principal Position	Year	Salary	Bonus	Awards	Awards(1)	Total
John “Hil” Davis	2022	$350,000	$—	$—	$—	$—
President and Chief Executive Officer	2021	$350,000	$—	$3,704,483	$233,184	$4,287,667
Laura Dowling	2022	$300,000	$—	$—	$—	$—
Chief Marketing Officer	2021	$300,000	$—	$691,135	$—	$991,135
Reid Yeoman	2022	$250,000	$—	$—	$—	$—
Chief Financial Officer	2021	$250,000	$—	$221,163	$—	$471,163
(1)	Upon closing of the IPO, 1,273 shares of common stock were issued to the CEO as conversion of an outstanding note payable and related accrued interest, accrued compensation and other consideration. As of a result of the transaction, the Company recorded an additional $233,184 in stock compensation expense, which is included in general and administrative expenses in the condensed consolidated statements of operations.

Executive Officer Outstanding Equity Awards at Fiscal Year-End

The following table provides certain information concerning any common share purchase options, stock awards or equity incentive plan awards held by each of our named executive officers that were outstanding as of December 31, 2022. The number of shares of common stock referred to in this “Executive Compensation” section gives effect to the one-for 100 share reverse stock split that we effectuated on November 3, 2022, unless the context clearly indicates otherwise.

Option Awards						Stock Awards
Equity
								Equity	Incentive
								Incentive	Plan
								Plan	Awards:
								Awards:	Market or
								Number	Payout
			Equity					of	Value
			Incentive				Market	Unearned	of
			Plan			Number of	Value of	Shares,	Unearned
			Awards:			Shares or	Shares	Units or	Shares,
	Number of	Number of	Number of			Units of	or	Other	Units or
	Securities	Securities	Securities			Stock	Units of	Rights	Other
	Underlying	Underlying	Underlying			That Have	Stock That	That	Rights
	Unexercised	Unexercised	Unexercised	Option Exercise	Option	Not	Have	Have	That Have
	Options(#)	Options(#)	Unearned	Price	Expiration	Vested	Not	Not	Not
Name	Exercisable	Unexercisable	Options (#)	($)	Date	(#)	Vested	Vested	Vested
John “Hil” Davis	21,440	18,909	2,531	$421.88	May-23	—	—	—	—
Laura Dowling	4,640	3,968	672	$408.94	May-23	—	—	—	—
Reid Yeoman	1,760	1,354	406	$396.31	May-23	—	—	—	—

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

2020 Incentive Stock Plan

We have adopted a 2020 Omnibus Incentive Stock Plan (the “2020 Plan”). An aggregate of 33,000 shares of our common stock is reserved for issuance and available for awards under the 2020 Plan, including incentive stock options granted under the 2020 Plan. The 2020 Plan administrator may grant awards to any employee, director, and consultants of the company and its subsidiaries. To date, 27,320 grants (as adjusted for the Reverse Stock Split) have been made under the 2020 Plan and 5,680 shares remain eligible for issuance under the Plan.

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

As of December 31, 2021, there were options to purchase up to 38,951 shares of our common stock at exercise prices between $94 and $415 expiring between June 2024 and May 2031.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below sets forth information regarding the projected beneficial ownership of our common stock immediately after the closing of this offering by the following individuals or groups:

●	each person or entity who is known by us to own beneficially more than 5% of our outstanding stock;
●	each of our executive officers;
●	each of our directors and director nominees; and
●	all of our directors, director nominees and executive officers as a group.

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

The applicable percentage ownership “Before the Offering” in the following table is based on 5,746,079 shares of our common stock outstanding as of April 17, 2023. After giving effect to the exercise of the Pre-Funded Warrants and excludes as of such date:

●	Shares of common stock underlying the Warrants (other than any Pre-Funded Warrants);
●	Shares of common stock underlying other outstanding warrants, which include, without limitation, (i) warrants to acquire up to 781,958 shares of our common stock at exercise prices between $4.26 and $766 expiring between October 2021 and October 2030, (ii) Class B Warrants to acquire up to 1,818,181 shares of our common stock at an exercise price of $5.25 expiring December 2027, and (iii) Class C Warrants, to acquire up to 1,818,181 shares of our common stock at an exercise price of $5.25 expiring January 2024.
●	Outstanding stock options to acquire up to 38,951 shares of our common stock at exercise prices between $94 and $415 expiring between June 2024 and May 2031;
●	Up to 677,419 shares of our common stock issuable upon conversion of outstanding shares of Series A Preferred Stock;
●	Up to 58,300 shares of common stock issuable further to a $17.5 million equity line of credit; and
●	5,680 shares of our common stock reserved for future issuance under our 2020 Omnibus Incentive Plan.

The applicable percentage ownership “After the Offering” in the following table assumes the exercise of the Warrants and sale of all shares available for sale under this prospectus and no further acquisitions of shares by the selling stockholders.

Unless otherwise indicated, the address for each officer, director and director nominee in the following table is c/o Digital Brands Group, Inc., 1400 Lavaca Street, Austin, TX 78701.

	Number of		Number of
	Shares	Percentage of	Shares	Percentage of
	Beneficially	Shares	Beneficially	Shares
	Owned	Outstanding	Owned	Outstanding
	Before	Before	After	After
Name of Beneficial Owner	Offering	Offering	Offering	Offering
Executive Officers and Directors
John “Hil” Davis(1)	17,136	*	17,136	*
Laura Dowling(2)	3,347	*	3,347	*
Reid Yeoman(3)	1,140	*	1,140	*
Mark Lynn(4)	5,074	*	5,074	*

Trevor Pettennude(5)	3,286	*	3,286	*
Jameeka Aaron(6)	150	*	150	*
Huong “Lucy” Doan(7)	200	*	200	*
All executive officers, directors and director nominees as a group (7 persons) (8)	30,333	*	30,333	*
*	Less than one percent.
(1)	Represents options exercisable at $40 per share.
(2)	Represents options to acquire up to 3,000 shares of common stock, exercisable at $40 per share and options to acquire up to 347 shares of common stock, exercisable at $328 per share.
(3)	Represents options to acquire up to 960 shares of common stock, exercisable at $4.00 per share and options to acquire up to 180 shares of common stock, exercisable at $328 per share.
(4)	Includes options to acquire up to 3,210 shares of common stock exercisable between $156 and $328 per share.
(5)	Includes options to acquire up to 749 shares of common stock exercisable between $156 and $328 per share.
(6)	Represents options exercisable at $40 per share.
(7)	Represents options exercisable at $356 per share.
(8)	Includes options to acquire up to 24,526 shares of common stock exercisable between $156 and $400.
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On the effective date of the IPO, we granted stock options to acquire up to an aggregate of 267,200 shares to our Chief Executive Officer, Chief Marketing Officer and Chief Financial Officer at a per share exercise price equal to the initial public offering price of the shares.

DBG uses Banctek Solutions, a registered independent sales organization (ISO) of FirstData as its back- end payment processor. Trevor Pettennude is majority owner of Banctek Solutions. We started to use Banctek Solutions services prior to Mr. Pettennude’s involvements with DBG. Total expenses for the years ended December 31, 2022 and 2021 were approximately $0 and $14,000, respectively, and included in sales and marketing in the consolidated statements of operations.

As of December 31, 2022 and 2021, due to related parties includes advances from the former officer, Mark Lynn, who also serves as a director, totaling $104,568 and $104,568 respectively, and accrued salary and expense reimbursements of $100,649 and $126,706, respectively, to current officers. Upon closing of the IPO, 25,080 shares of common stock were issued to directors as conversion of balances owed.

In October 2022, the Company received advances from Trevor Pettennude totaling $325,000. The advances are unsecured, non-interest bearing and due on demand. As of December 31, 2022, the amounts were outstanding.

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

As of December 31, 2022 and 2021, H&J had an outstanding note payable of $129,1489 and $299,489, respectively, owned by the H&J Seller. The note matured in July 2022 and bears interest at 12% per annum. The parties are currently discussing extension options.

At the time of the Stateside acquisition, Moise Emquies was a member of the Board of Directors of the Company. The Stateside acquisition was unanimously approved by all of the members of the Company’s Board of Directors (other than Moise Emquies who recused himself).

We have been involved in a dispute with the former owners of H&J regarding our obligation to “true up” their ownership interest in our company further to that membership interest purchase agreement dated May 10, 2021 whereby we acquired all of the outstanding membership interests of H&J (as amended. the “H&J Purchase Agreement”). Further to the H&J Purchase Agreement, we agreed that if, at May 18, 2022, the one year anniversary of the closing date of our initial public offering, the product of the number of shares of our common stock issued at the closing of such acquisition multiplied by the average closing price per share of our shares of common stock as quoted on the NasdaqCM for the thirty (30) day trading period immediately preceding such date plus the gross proceeds, if any, of shares of our stock issued to such sellers and sold by them during the one year period from the closing date of the offering does not exceed the sum of $9.1 million, less the value of any shares of common stock cancelled further to any indemnification claims or post-closing adjustments under the H&J Purchase Agreement, then we shall issue to the subject sellers an additional aggregate number of shares of common stock equal to any such valuation shortfall at a per share price equal to the then closing price per share of our common stock as quoted on the NasdaqCM. We did not honor our obligation to issue such shares and the former owner of H&J have claimed that they were damaged as a result. As part of a proposed settlement with such holders, we have tentatively agreed to the following: (i) to transfer all membership interests of H&J back to the original owners, (ii) to pay such owners the sum of $229,000, (iii) issue the former owners of H&J an aggregate of $1,400,000 worth of our common stock to be issued on May 16, 2023 based on the lower of (a) the stock closing price per share on May 15, 2023, and (b) the average common stock closing price based on the average of the 5 trading days preceding May 16, 2023, with the closing price on May 9, 2023. Such tentative terms are to be memorialized in definitive purchase agreements and as such there is no assurance that such arrangements will be finalized. As of the issuance date of these financial statements, the above terms and continued negotiations have been verbally approved by the Board.

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

The following table provides information regarding the fees billed to us by dbbmckennon, in the fiscal years ended December 31, 2022 and 2021. All fees described below were approved by the Board:

	For the Fiscal Years Ended
	December 31,
	2022	2021
Audit fees (1)	$252,000	$264,980
Audit related fees	90,810	62,418
Tax fees	—	—
All other fees (2)	18,488	85,703
Total fees	$361,298	$413,101

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

(3) Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibits

Exhibit Number	Description

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

2.3

Agreement and Plan of Merger with Bailey 44, LLC dated February 12, 2020 among Bailey 44, LLC, Norwest Venture Partners XI, and Norwest Venture Partners XII, LP and Digital Brands Group (formerly known as Denim.LA, Inc) (incorporated by reference to Exhibit 2.3 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).

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

2.6

Membership Interest Purchase Agreement, dated January 18, 2022, by and among Moise Emquies, George Levy, Matthieu Leblan and Carol Ann Emquies, Sunnyside, LLC, and George Levy as the Sellers’ representative (incorporated by reference to Exhibit 1.1 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on January 20, 2022).

2.7

Amended and Restated Membership Interest Purchase Agreement, dated June 17, 2022, by and among Digital Brands Group, Inc. and Moise Emquies, George Levy, Matthieu Leblan and Carol Ann Emquies (incorporated by reference to Exhibit 2.1 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on June 23, 2022).

2.8

Second Amended and Restated Membership Interest Purchase Agreement, dated October 13, 2022, by and among Digital Brands Group, Inc. and Moise Emquies, George Levy, Matthieu Leblan and Carol Ann Emquies (incorporated by reference to Exhibit 2.1 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on October 18, 2022).

3.1

Sixth Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.3 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).

3.2	Certificate of Designation of Series A Preferred Stock, dated August 31, 2022 (incorporated by reference to Exhibit 3.1 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on August 31, 2022).
3.3

Certificate of Designation of Series A Convertible Preferred Stock, dated September 29, 2022 (incorporated by reference to Exhibit 3.1 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on October 5, 2022).

3.4

Certificate of Correction of Series A Convertible Preferred Stock, dated October 3, 2022 (incorporated by reference to Exhibit 3.2 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on October 5, 2022).

3.5

Certificate of Amendment of Certificate of Incorporation of Digital Brands Group, Inc. dated October 13, 2022 (incorporated by reference to Exhibit 3.1 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on October 18, 2022).

3.6

Certificate of Amendment of Certificate of Incorporation of Digital Brands Group, Inc. dated October 21, 2022 (incorporated by reference to Exhibit 3.1 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on October 26, 2022).

3.7

Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.5 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).

3.8

Amendment No. 1 to the Amended and Restated Bylaws of Digital Brands Group, Inc., as amended (incorporated by reference to Exhibit 3.1 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on August 12, 2022).

3.9

Amendment No. 2 to the Amended and Restated Bylaws of Digital Brands Group, Inc., as amended (incorporated by reference to Exhibit 3.2 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on August 31, 2022).

4.1

Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).

4.2	Warrant Agency Agreement, including Form of Warrant Certificate (incorporated by reference to Exhibit 10.1 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on May 18, 2021).

Exhibit Number	Description

4.3	Representative’s Warrant Agreement (incorporated by reference to Exhibit 4.1 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on May 18, 2021).
4.4	Form of Lender’s Warrants (incorporated by reference to Exhibit 4.4 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).
4.5

Form of Promissory Note, dated July 22, 2022, by Digital Brands Group, Inc. in favor each Investor (incorporated by reference to Exhibit 10.2 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on July 27, 2022).

4.6

Form of Warrant, dated July 22, 2022, by Digital Brands Group, Inc. in favor each Investor (incorporated by reference to Exhibit 10.3 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on July 27, 2022).

4.7

Form of Promissory Note, dated July 28, 2022, by Digital Brands Group, Inc. in favor the New Investor (incorporated by reference to Exhibit 10.2 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on August 2, 2022).

4.8

Form of Warrant, dated July 28, 2022, by Digital Brands Group, Inc. in favor the New Investor (incorporated by reference to Exhibit 10.3 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on August 2, 2022).

4.9

Form of Promissory Notes issued to each of the Sellers, Jenny Murphy and Elodie Crichi (incorporated by reference to Exhibit 10.1 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on October 18, 2022).

4.10

Registration Rights Agreement, dated August 30, 2021, by and between Digital Brands Group, Inc. and Moise Emquies (incorporated by reference to Exhibit 4.1 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on August 31, 2021).

4.11

Registration Rights Agreement, dated August 27, 2021, by and between Digital Brands Group, Inc. and Oasis Capital, LLC (Note) (incorporated by reference to Exhibit 4.2 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on August 31, 2021).

4.12

Registration Rights Agreement, dated August 27, 2021, by and between Digital Brands Group, Inc. and Oasis Capital, LLC (ELOC) (incorporated by reference to Exhibit 4.3 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on August 31, 2021).

4.13

Joinder and Amendment to Registration Rights Agreement, dated October 1, 2021, by and among Digital Brands Group, Inc., Oasis Capital, LLC and FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 4.2 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on October 6, 2021).

4.14

Amendment to Registration Rights Agreement, dated November 16, 2021, by and among Digital Brands Group, Inc., Oasis Capital, LLC and FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 4.2 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on November 19, 2021).

4.15

Registration Rights Agreement, dated April 8, 2022, by and among Digital Brands Group, Inc. and certain Investors (incorporated by reference to Exhibit 4.1 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on April 12, 2022).

4.16

Registration Rights Agreement, dated July 22, 2022, by and among Digital Brands Group, Inc. and certain Investors (incorporated by reference to Exhibit 4.1 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on July 27, 2022).

4.17

Registration Rights Agreement, dated September 29, 2022, by and among Digital Brands Group, Inc. and the Investor (incorporated by reference to Exhibit 4.1 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on October 5, 2022).

4.18	Underwriter’s Warrants issued to Alexander Capital L.P. on May 5, 2022 (incorporated by reference to Exhibit 4.1 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on May 10, 2022)
4.19	Underwriter’s Warrants issued to Revere Securities, LLC (incorporated by reference to Exhibit 4.2 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on May 10, 2022)
4.20	Form of Class B Warrant (incorporated by reference to Exhibit 4.27 to the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on November 29, 2022 (File no. 333-268213)).
4.21	Form of Class C Warrant (incorporated by reference to Exhibit 4.28 to the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on November 29, 2022 (File no. 333-268213)).
4.22	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.29 to the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on November 29, 2022 (File no. 333-268213)).
4.23	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.30 to the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on November 29, 2022 (File no. 333-268213)).
4.24

Registration Rights Agreement, dated December 29, 2022, by and among Digital Brands Group, Inc. and the Investors (incorporated by reference to Exhibit 4.1 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on January 4, 2023).

Exhibit Number	Description

4.25

Registration Rights Agreement, dated December 30, 2022, by and among Digital Brands Group, Inc. and Moise Emquies, George Levy, Matthieu Leblan and Carol Ann Emquies (incorporated by reference to Exhibit 4.1 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on January 4, 2023).

4.26	Form of Common Warrant (incorporated by reference to Exhibit 4.1 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on January 11, 2023).
4.27	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.2 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on January 11, 2023).
4.28	Form of Placement Agent Warrant(incorporated by reference to Exhibit 4.3 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on January 11, 2023).
10.1

Form of Indemnification Agreement between the Registrant and each of its directors and officers (incorporated by reference to Exhibit 10.1 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).

10.2#

Form of Option Agreement with each of John “Hil” Davis, Laura Dowling and Reid Yeoman (incorporated by reference to Exhibit 10.2 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).

10.3#

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

10.5#	2013 Stock Plan (incorporated by reference to Exhibit 10.7 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).
10.6

Promissory Note, dated April 10, 2020, between Digital Brands Group (formally known as Denim.LA, Inc.) and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.16 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).

10.7

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

Exhibit Number	Description

10.16

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

10.27

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

10.29

Registration Rights Agreement, dated April 8, 2022, by among Digital Brands Group, Inc. and the Investors (incorporated by reference to Exhibit 4.1 of Digital Brands Group Inc.’s Current Report on Form 8-K, filed with the SEC on April 12, 2022).

10.30

Securities Purchase Agreement, dated April 8, 2022, by among Digital Brands Group, Inc. and the Investors (incorporated by reference to Exhibit 10.1 of Digital Brands Group Inc.’s Current Report on Form 8-K, filed with the SEC on April 12, 2022).

10.31

Form of Warrant, dated April 8, 2022, by Digital Brands Group, Inc. in favor of the Investors (incorporated by reference to Exhibit 10.3 of Digital Brands Group Inc.’s Current Report on Form 8-K, filed with the SEC on April 12, 2022).

10.32+

Agreement for the Purchase and Sale of Future Receipts, dated March 21, 2022, between Digital Brands Group, Inc. and Advantage Platform Services Inc. d/b/a Advantage Capital Funding (incorporated by reference to Exhibit 10.45 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333- 264347), filed with the SEC on May 5, 2022).

Exhibit Number	Description

10.33+

Agreement for the Purchase and Sale of Future Receipts, dated March 29, 2022, between Digital Brands Group, Inc. and Advantage Platform Services Inc. d/b/a Advantage Capital Funding (incorporated by reference to Exhibit 10.46 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333- 264347), filed with the SEC on May 5, 2022).

10.34

First Amendment to Securities Purchase Agreement, dated July 28, 2022, by and among Digital Brands Group, Inc. and certain Investors (incorporated by reference to Exhibit 10.1 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on August 2, 2022).

10.35

Securities Purchase Agreement, dated September 29, 2022, by and among Digital Brands Group, Inc. and the investor thereto (incorporated by reference to Exhibit 10.1 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on October 5, 2022).

10.36

Form of Securities Purchase Agreement, by and between Digital Brands Group, Inc. and the purchasers party thereto (incorporated by reference to Exhibit 10.38 to the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on November 29, 2022 (File no. 333-268213)).

10.37

Securities Purchase Agreement, dated December 29, 2022, by and among Digital Brands Group, Inc. and the Investors (incorporated by reference to Exhibit 10.1 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on January 4, 2023).

10.38

Form of Promissory Note, dated December 29, 2022, by Digital Brands Group, Inc. in favor each Investor (incorporated by reference to Exhibit 10.2 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on January 4, 2023).

10.39

Form of Securities Purchase Agreement, dated as of January 11, 2023, by and among the Company and the purchasers party thereto (incorporated by reference to Exhibit 10.1 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on January 11, 2023).

10.40

Form of Registration Rights Agreement, dated as of January 11, 2023, by and among the Company and the purchasers party thereto (incorporated by reference to Exhibit 10.2 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on January 11, 2023).

10.41

Form of Warrant, dated December 29, 2022, by Digital Brands Group, Inc. in favor each Investor (incorporated by reference to Exhibit 10.3 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on January 4, 2023).

10.42

Form of Securities Purchase Agreement, dated April 7, 2023, by and among Digital Brands Group, Inc. and the Investors (incorporated by reference to Exhibit 10.1 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on April 13, 2023).

10.43

Form of Promissory Note, dated April 7, 2023, by Digital Brands Group, Inc. in favor each Investor (incorporated by reference to Exhibit 10.2 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on April 13, 2023).

21.1

List of Subsidiaries of the Registrant. (incorporated by reference to Exhibit 21.1 of Digital Brands Group Inc.’s Registration Statement on Form S-1 (Reg. No. 333-269463), filed with the SEC on January 30, 2023).

23.1*	Consent of dbbmckennon for Digital Brands Group, Inc.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a)
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a)
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350
101.INS*	Inline XBRL Instance
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation
101.LAB*	Inline XBRL Taxonomy Extension Labels
101.PRE*	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

*Filed herewith.

**Furnished herewith

#Indicates management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL BRANDS GROUP, INC.

	By:	/s/ John Hilburn Davis IV
April 17, 2023	Name:	John Hilburn Davis IV
	Title:	Director, President and Chief Executive Officer

Name	Position	Date

/s/ John Hilburn Davis IV	Director, President and Chief Executive Officer	April 17, 2023
John Hilburn Davis IV	(Principal Executive Officer)

/s/ Reid Yeoman	Chief Financial Officer	April 17, 2023
Reid Yeoman	(Principal Financial and Accounting Officer)

/s/ Mark T. Lynn	Director	April 17, 2023
Mark T. Lynn

/s/ Trevor Pettennude	Director	April 17, 2023
Trevor Pettennude

/s/ Jameeka Aaron Green	Director	April 17, 2023
Jameeka Aaron Green

/s/ Huong “Lucy” Doan	Director	April 17, 2023
Huong “Lucy” Doan

DIGITAL BRANDS GROUP, INC.

FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Digital Brands Group, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Digital Brands Group, Inc. and subsidiaries (collectively, the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter – Correction of Error

As described in Note 2 to the consolidated financial statements, the Company corrected the classification of certain costs and expenses, and accordingly, restated amounts included in the 2021 consolidated statement of operations to conform with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company’s net losses from inception, negative cash flow from operations, and lack of liquidity raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ dbbmckennon (Firm No. 3501)

Newport Beach, California

April 17, 2023

We have served as the Company’s auditor since 2018

DIGITAL BRANDS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$1,283,282	$528,394
Accounts receivable, net	628,386	89,394
Due from factor, net	839,400	985,288
Inventory	5,225,282	2,755,358
Prepaid expenses and other current assets	853,044	417,900
Total current assets	8,829,394	4,776,334
Deferred offering costs	—	367,696
Property, equipment and software, net	76,657	97,265
Goodwill	10,103,812	18,264,822
Intangible assets, net	14,427,503	12,841,313
Deposits	198,341	137,794
Right of use asset, net	102,349	—
Total assets	$33,738,056	$36,485,224

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$8,098,165	$6,562,690
Accrued expenses and other liabilities	4,457,115	2,237,145
Deferred revenue	202,129	276,397
Due to related parties	556,225	277,635
Contingent consideration liability	12,098,475	12,179,476
Convertible note payable, net	2,721,800	100,000
Accrued interest payable	1,561,795	1,110,679
Note payable - related party	129,489	299,489
Venture debt, net of discount	—	6,001,755
Loan payable, current	1,966,250	2,502,000
Promissory note payable	9,000,000	3,500,000
Right of use liability, current portion	102,349	—
Total current liabilities	40,893,792	35,047,266
Convertible note payable, net	—	5,501,614
Loan payable	297,438	713,182
Derivative liability	—	2,294,720
Warrant liability	—	18,223
Total liabilities	41,191,230	43,575,005

Commitments and contingencies

Stockholders’ deficit:
Undesignated preferred stock, $0.0001 par, 10,000,000 shares authorized, 0 shares issued and outstanding as of both December 31, 2022 and 2021	—	—
Series A preferred stock, $0.0001 par, 1 share authorized, no shares issued and outstanding as of December 31, 2022 or 2021	—	—
Series A convertible preferred stock, $0.0001 par, 6,800 shares designated, 6,300 shares issued and outstanding as of December 31, 2022, none authorized or outstanding as of December 31, 2021	1	—
Common stock, $0.0001 par, 1,000,000,000 shares authorized, 4,468,939 and 130,018 shares issued and outstanding as of December 31, 2022 and 2021, respectively	447	13
Additional paid-in capital	96,293,694	58,614,160
Accumulated deficit	(103,747,316)	(65,703,954)
Total stockholders’ deficit	(7,453,174)	(7,089,781)
Total liabilities and stockholders’ deficit	$33,738,056	$36,485,224

See the accompanying notes to the consolidated financial statements.

DIGITAL BRANDS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31,
	2022	2021
		As Restated
Net revenues	$13,971,178	$7,584,859
Cost of net revenues	8,030,908	5,716,587
Gross profit	5,940,270	1,868,272
Operating expenses:
General and administrative	16,371,536	16,752,516
Sales and marketing	4,950,635	3,810,583
Distribution	611,569	489,371
Impairment	15,539,332	3,400,000
Change in fair value of contingent consideration	564,303	8,764,460
Total operating expenses	38,037,375	33,216,930
Loss from operations	(32,097,105)	(31,348,658)
Other income (expense):
Interest expense	(9,014,337)	(3,663,921)
Other non-operating income (expenses)	3,068,080	1,554,502
Total other income (expense), net	(5,946,257)	(2,109,419)
Income tax benefit (provision)	—	1,100,120
Net loss	$(38,043,362)	$(32,357,957)

Weighted average common shares outstanding - basic and diluted	771,297	76,289
Net loss per common share - basic and diluted	$(49.32)	$(424.15)

See the accompanying notes to the consolidated financial statements.

DIGITAL BRANDS GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Series Seed		Series A		Series A-2		Series A-3		Series CF		Series B		Series A Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balances at December 31, 2020	20,714,518	$2,071	5,654,072	$565	5,932,742	$593	9,032,330	$904	836,331	$83	20,754,717	$2,075	—	$—	6,642	$1	$27,482,060	$(33,345,997)	$(5,857,645)
Conversion of preferred stock into common stock	(20,714,518)	(2,071)	(5,654,072)	(565)	(5,932,742)	(593)	(9,032,330)	(904)	(836,331)	(83)	(20,754,717)	(2,075)	—	—	40,272	4	6,287	—	—
Issuance of common stock in public offering	—	—	—	—	—	—	—	—	—	—	—	—	—	—	24,096	2	10,000,000	—	10,000,002
Offering costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,116,957)	—	(2,116,957)
Exercise of over-allotment option, net of offering costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	3,614	—	1,364,997	—	1,364,997
Conversion of debt into common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	11,352	1	2,680,288	—	2,680,289
Conversion of related party notes and payables into common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,524	—	257,515	—	257,515
Common stock issued in connection with business combination	—	—	—	—	—	—	—	—	—	—	—	—	—	—	32,943	3	11,428,735	—	11,428,738
Exercise of warrants	—	—	—	—	—	—	—	—	—	—	—	—	—	—	3,869	—	1,768,046	—	1,768,046
Common stock issued pursuant to consulting agreement	—	—	—	—	—	—	—	—	—	—	—	—	—	—	2,415	—	595,500	—	595,500
Issuance of common stock pursuant to equity line of credit	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,264	—	367,696	—	367,696
Common stock and warrants issued in connection with notes	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,300	—	501,658	—	501,658
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	727	—	4,278,337	—	4,278,337
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(32,357,957)	(32,357,957)
Balances at December 31, 2021	-	—	—	—	-	—	—	—	—	—	—	—	—	—	130,018	13	58,614,160	(65,703,954)	(7,089,781)
Issuance of common stock in public offering	—	—	—	—	—	—	—	—	—	—	—	—	—	—	373,898	37	9,347,413	—	9,347,450
Issuance of common stock and exercise of pre-funded warrants in public offering	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,818,181	182	9,999,814	—	9,999,996
Offering costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,921,646)	—	(2,921,646)
Common stock issued in connection with business combination	—	—	—	—	—	—	—	—	—	—	—	—	—	—	90,909	9	999,991	—	1,000,000
Common stock issued pursuant to consulting agreement	—	—	—	—	—	—	—	—	—	—	—	—	—	—	750	—	123,000	—	123,000
Warrant and common shares issued with notes	—	—	—	—	—	—	—	—	—	—	—	—	—	—	60,000	6	1,368,735	—	1,368,741
Conversion of notes and derivative liability into common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,995,183	200	11,983,189	—	11,983,389
Conversion of venture debt into Series A convertible preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	6,300	1	—	—	6,299,999	—	6,300,000
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	479,038	—	479,038
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(38,043,362)	(38,043,362)
Balances at December 31, 2022	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	6,300	$1	4,468,939	$447	$96,293,694	$(103,747,316)	$(7,453,174)

See the accompanying notes to the consolidated financial statements.

DIGITAL BRANDS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(38,043,362)	$(32,357,957)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,226,376	1,220,736
Amortization of loan discount and fees	6,506,384	1,382,222
Stock-based compensation	602,038	4,800,337
Fees incurred in connection with debt financings	568,149	560,309
Change in fair value of warrant liability	(18,223)	11,958
Change in fair value of derivative liability	(1,354,434)	(910,204)
Change in fair value of contingent consideration	564,303	8,764,460
Impairment of goodwill and intangible assets	15,539,332	3,400,000
Forgiveness of Payroll Protection Program	(1,760,755)	(407,994)
Change in credit reserve	(118,840)	36,893
Deferred offering costs	367,696	—
Deferred income tax benefit	—	(1,100,120)
Changes in operating assets and liabilities:
Accounts receivable, net	(475,036)	150,288
Due from factor, net	655,708	(399,701)
Inventory	471,831	(911,293)
Prepaid expenses and other current assets	(402,515)	(151,917)
Accounts payable	919,131	456,690
Accrued expenses and other liabilities	1,992,649	834,489
Deferred revenue	(74,268)	4,882
Due to related parties	278,590	(63,550)
Accrued interest	984,358	461,113
Net cash used in operating activities	(10,570,889)	(14,218,359)
Cash flows from investing activities:
Cash acquired (consideration) pursuant to business combination	(7,247,303)	(5,936,757)
Purchase of property, equipment and software	(5,533)	(43,179)
Deposits	(60,548)	(31,117)
Net cash used in investing activities	(7,313,384)	(6,011,053)
Cash flows from financing activities:
Repayments of related party notes	(170,000)	—
Advances (repayments) from factor	(3,096)	(41,200)
Repayment of contingent consideration	(645,304)	—
Proceeds from venture debt	237,500	—
Issuance of loans payable	3,280,360	2,779,910
Repayments of convertible and promissory notes	(7,437,349)	(2,006,628)
Issuance of convertible notes payable	6,951,250	8,433,650
Proceeds from public offering	19,347,446	10,000,002
Exercise of over-allotment option with public offering, net	—	1,364,997
Exercise of warrants	—	1,768,046
Offering costs	(2,921,646)	(2,116,957)
Net cash provided by financing activities	18,639,161	20,181,820
Net change in cash and cash equivalents	754,888	(47,592)
Cash and cash equivalents at beginning of period	528,394	575,986
Cash and cash equivalents at end of period	$1,283,282	$528,394

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$734,869	$902,089

Supplemental disclosure of non-cash investing and financing activities:
Conversion of notes, warrants and derivatives into common stock	$11,983,389	$2,680,289
Right of use asset	$102,349	$—
Warrant and common shares issued with notes	$1,368,741	$—
Derivative liability in connection with convertible note	$559,957	$3,204,924
Conversion of venture debt into preferred stock	$6,300,000	$—
Conversion of related party notes and payables into preferred and common stock	$—	$257,515
Conversion of preferred stock into common stock	$—	$6,291
Conversion of contingent consideration into common stock	$—	$73,500
Common shares issued pursuant to equity line of credit	$—	$367,696

See the accompanying notes to the consolidated financial statements.

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

On December 30, 2022, the Company closed its previously announced acquisition of Sunnyside, LLC dba Sundry (“Sundry”) pursuant to its Second Amended and Restated Membership Interest Purchase Agreement with Moise Emquies to purchase 100% of the issued and outstanding equity of Sundry. On the acquisition date, Sundry became a wholly owned subsidiary of the Company. See Note 4.

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

On October 21, 2022, the Board of Directors approved a one-for-100 reverse stock split of its issued and outstanding shares of common stock and a proportional adjustment to the existing conversion ratios for each series of the Company’s preferred stock. The reverse stock split became effective as of November 3, 2022. Accordingly, all share and per share amounts for all periods presented in the accompanying consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect this reverse stock split and adjustment of the preferred stock conversion ratios.

Initial Public Offering

On May 13, 2021, the Company’s registration statement on Form S-1 relating to its initial public offering of its common stock (the “IPO”) was declared effective by the Securities and Exchange Commission (“SEC”). Further to the IPO, which closed on May 18, 2021, the Company issued and sold 24,096 shares of common stock at a public offering price of $415 per share. Additionally, the Company issued warrants to purchase 27,771 shares, which includes 3,614 warrants sold upon the partial exercise of the over-allotment option. The aggregate net proceeds to the Company from the IPO, were $8.6 million after deducting underwriting discounts and commissions of $0.8 million and direct offering expenses of $0.6 million. Concurrent with this offering, the Company acquired H&J (see Note 4). The Company incurred an additional $0.6 million in offering costs related to the IPO that were not paid directly out of the proceeds from the offering.

NOTE 2: GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated profits since inception, has sustained net losses of $38,043,362 and $32,357,957 for the years ended December 31, 2022 and 2021, respectively, and has incurred negative cash flows from operations for the years ended December 31, 2022 and 2021. The Company has historically lacked liquidity to satisfy obligations as they come due and as of December 31, 2022, and the Company had a working capital deficit of $32,064,398. These factors, among others, arise substantial doubt about the Company’s ability to continue as a going concern. The Company expects to continue to generate operating losses for the foreseeable future. The accompanying consolidated financial statements do not include any adjustments as a result of this uncertainty.

The Company’s ability to continue as a going concern for the next 12 months from the date the financial statements were available to be issued is dependent upon its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and/or to obtain additional capital financing. Through the date the financial statements were available to be issued, the Company has been primarily financed through the issuance of capital stock and debt. In the event that the Company cannot generate sufficient revenue to sustain its operations, the Company will need to reduce expenses or obtain financing through the sale of debt and/or equity securities. The issuance of additional equity would result in dilution to existing shareholders. If the Company is unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms acceptable to the Company, the Company would be unable to execute upon the business plan or pay costs and expenses as they are incurred, which would have a material, adverse effect on the business, financial condition and results of operations. No assurance can be given that the Company will be successful in these efforts.

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”).

Principles of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Bailey, H&J, Stateside and Sundry from the dates of acquisition. All inter-company transactions and balances have been eliminated on consolidation.

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

Restatement of Previously Issued Financial Statements

Certain prior year accounts have been reclassified to conform with current year presentation pertaining to cost of net revenue and general and administrative expenses.  The Company has reclassified $1,027,387 in general and administrative expenses per previously reported financial statements to cost of net revenues in the accompanying consolidated statements of operations for the year ended December 31, 2021.

The reclassified costs from general and administrative expense to cost of net revenues made in the fourth quarter of 2022 and 2021 are fixed in nature as they are personnel and warehouse related costs.  The impact of the reclassification was approximately $290,000 for each of the quarters ended March 31, 2022, June 30, 2022 and September 30, 2022.  The impact of the reclassification was approximately $255,000 for each of the quarters ended March 31, 2021, June 30, 2021 and September 30, 2021.

Cash and Equivalents and Concentration of Credit Risk

The Company considers all highly liquid securities with an original maturity of less than three months to be cash equivalents. As of December 31, 2022 and 2021, the Company did not hold any cash equivalents. The Company’s cash and cash equivalents in bank deposit accounts, at times, may exceed federally insured limits of $250,000.

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

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, due from factor, prepaid expenses, accounts payable, accrued expenses, deferred revenue, due to related parties, related party note payable, accrued interest, loan payable and convertible debt. The carrying value of these assets and liabilities is representative of their fair market value, due to the short maturity of these instruments.

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy used to determine such fair values:

	Fair Value Measurements
	as of December 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$—	$—	$—	$—
Contingent consideration	—	—	12,098,475	12,098,475
Derivative liability	—	—	—	—
	$—	$—	$12,098,475	$12,098,475

	Fair Value Measurements
	as of December 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$—	$18,223	$—	$18,223
Contingent consideration	—	—	12,179,476	12,179,476
Derivative liability	—	—	2,294,720	2,294,720
	$—	$18,223	$14,474,196	$14,492,419

Warrant Liability

Certain of the Company’s common stock warrants are carried at fair value. As of December 31, 2020, the fair value of the Company’s common stock warrant liabilities was measured under the Level 3 hierarchy using the Black-Scholes pricing model as the Company’s underlying common stock had no observable market price (see Note 10). The warrant liability was valued using a market approach. Upon the IPO, the warrant liabilities were valued using quoted prices of identical assets in active markets, and was reclassified under the Level 2 hierarchy. Changes in common stock warrant liability during the years ended December 31, 2022 and 2021 are as follows:

Warrant
Liability
Outstanding as of December 31, 2020	$6,265
Change in fair value	11,958
Outstanding as of December 31, 2021	18,223
Change in fair value	(18,223)
Outstanding as of December 31, 2022	$—

Contingent Consideration

The Company records a contingent consideration liability relating to stock price guarantees included in its acquisition and consulting agreements. The estimated fair value of the contingent consideration is recorded using significant unobservable measures and other fair value inputs and is therefore classified as a Level 3 financial instrument.

The Company estimates and records the acquisition date fair value of contingent consideration as part of purchase price consideration for acquisitions. Additionally, each reporting period, the Company estimates changes in the fair value of contingent consideration and recognizes any change in fair in the consolidated statement of operations. The estimate of the fair value of contingent consideration requires very subjective assumptions to be made of future operating results, discount rates and probabilities assigned to various potential operating result scenarios. Future revisions to these assumptions could materially change the estimate of the fair value of contingent consideration and, therefore, materially affect the Company’s future financial results. The contingent consideration liability is to be settled with the issuance of shares of common stock once contingent provisions set forth in respective acquisition agreements have been achieved. Upon achievement of contingent provisions, respective liabilities are relieved and offset by increases to common stock and additional paid-in capital in the stockholders’ equity section of the Company’s consolidated balance sheets.

The fair value of the contingent consideration liability related to the Company’s business combinations is valued using the Monte Carlo simulation model. The Monte Carlo simulation inputs include the stock price, volatility of common stock, timing of settlement and resale restrictions and limits. The fair value of the contingent consideration is then calculated based on guaranteed equity values at settlement as defined in the acquisition agreements. Changes in contingent consideration liability during the years ended December 31, 2022 and 2021 are as follows:

Contingent
Consideration
Liability
Balance as of December 31, 2020	$—
Initial recognition in connection with acquisition of Harper & Jones	3,421,516
Stock price guarantee per consulting agreement	67,000
Conversion into shares	(73,500)
Change in fair value	8,764,460
Outstanding as of December 31, 2021	12,179,476
Repayments to Harper & Jones seller	(645,304)
Change in fair value	564,303
Outstanding as of December 31, 2022	$12,098,475

During the year ended December 31, 2022, the Company utilized the following inputs for the fair value of the contingent consideration: volatilities of 79.3% and 88.9%, risk-free rate of 0.25%, expected share increase of 5% per annum, and the guaranteed stock price of $828 for Bailey and $415 for Harper & Jones.

The detail of contingent consideration by company is as follows:

	December 31,
	2022	2021
Bailey	$10,698,475	7,935,016
Harper & Jones	1,400,000	4,244,460
	$12,098,475	$12,179,476

The contingent consideration liabilities were revalued for a final time as of May 18, 2022, the anniversary date of the Company’s initial public offering. As of the date of the issuance of these financial statements, the contingent consideration liabilities were not yet settled with shares.

In December 2022, the Company paid $645,304 to the H&J Seller to partially reduce the contingent consideration balance owed. The Company and the H&J Seller are in the process of amending the May 2021 purchase agreement to determine the ultimate settlement of the Company’s common stock to the H&J Seller by May 16, 2023. Refer to Note 12.

Derivative Liability

In connection with the Company’s convertible notes, the Company recorded a derivative liability (see Note 7). The estimated fair value of the derivative liability is recorded using significant unobservable measures and other fair value inputs and is therefore classified as a Level 3 financial instrument.

The fair value of the derivative liability is valued using a multinomial lattice model. The multinomial lattice inputs include the underlying stock price, volatility of common stock and remaining term of the convertible note. Changes in derivative liability during the years ended December 31, 2022 and 2021 are as follows:

Derivative
Liability
Outstanding as of December 31, 2020	$—
Initial fair value on issuance of convertible note	3,204,924
Change in fair value	(910,204)
Outstanding as of December 31, 2021	2,294,720
Initial fair value on issuance of convertible note	559,957
Conversion of underlying notes into common stock	(1,500,243)
Change in fair value	(1,354,434)
Outstanding as of December 31, 2022	$—

During the year ended December 31, 2022, the Company utilized the following inputs for the fair value of the derivative liability: volatility of 70.9% - 96.7%, risk-free rate of 2.71% - 3.74%, and remaining term ranging from .08 years - 0.62 years.

The change in fair value of the derivative liability is included in other non-operating income (expense), net in the consolidated statements of operations.

Inventory

Inventory is stated at the lower of cost or net realizable value and accounted for using the weighted average cost method for DSTLD and H&J and first-in, first-out method for Bailey, Stateside and Sundry. The inventory balances as of December 31, 2022 and 2021 consist substantially of finished good products purchased or produced for resale, as well as any raw materials the Company purchased to modify the products and work in progress.

Inventory consisted of the following:

	December 31,
	2022	2021
Raw materials	$1,611,134	$292,167
Work in process	888,643	242,673
Finished goods	2,725,505	2,220,519
Inventory	$5,225,282	$2,755,358

Property, Equipment, and Software

Property, equipment, and software are recorded at cost. Depreciation/amortization is recorded for property, equipment, and software using the straight-line method over the estimated useful lives of assets. The Company reviews the recoverability of all long-lived assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset might not be recoverable. The balances at December 31, 2022 and 2021 consist of software with three (3) year lives, property and equipment with three (3) to ten (10) year lives, and leasehold improvements which are depreciated over the shorter of the lease life or expected life.

Depreciation and amortization charges on property, equipment, and software are included in general and administrative expenses and amounted to $75,126 and $92,213 for the years ended December 31, 2022 and 2021, respectively.

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

The quantitative impairment test calculates any goodwill impairment as the difference between the carrying amount of a reporting unit and its fair value, but not to exceed the carrying amount of goodwill. It is our practice, at a minimum, to perform a qualitative or quantitative goodwill impairment test in the fourth quarter every year.

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

Annual Impairment Tests

At December 31, 2021, management determined that certain events and circumstances occurred, primarily the continued reduction in revenues partially as a result of COVID-19, that indicated that the carrying value of the Company’s brand name asset pertaining to Bailey44 may not be recoverable. As such, the Company compared the estimated fair value of the brand name with its carrying value and recorded an impairment loss of $3,400,000 in the consolidated statements of operations.

At December 31, 2022, management determined that certain events and circumstances occurred that indicated that the carrying value of the Company’s brand name assets, and the carrying amount of the reporting units, pertaining to Bailey44 and Harper & Jones may not be recoverable. The qualitative assessment was primarily due to reduced or stagnant revenues of both entities as compared to the Company’s initial projections at the time of each respective acquisition, as well as the entities’ liabilities in excess of assets. As such, the Company compared the estimated fair value of the brand names with its carrying value and recorded an impairment loss of $3,667,000 in the consolidated statements of operations. Additionally, the Company compared the fair value of the reporting units to the carrying amounts and recorded an impairment loss of $11,872,332 pertaining to goodwill in the consolidated statements of operations. The following is a summary of goodwill and intangible impairment recorded pertaining to each entity:

	Year Ended
	December 31,
	2022	2021
Bailey brand name	$2,182,000	$3,400,000
Harper & Jones brand name	1,485,000	—
Total impairment of intangibles	3,667,000	3,400,000
Bailey goodwill	3,321,095	—
Harper & Jones goodwill	8,551,237	—
Total impairment of goodwill	11,872,332	—
Total impairment	$15,539,332	$3,400,000

In determining the fair value of the respective reporting units, management estimated the price that would be received to sell the reporting unit as a whole in an orderly transaction between market participants at the measurement date. This includes reviewing market comparables such as revenue multipliers and assigning certain assets and liabilities to the reporting units, such as the respective working capital deficits of each entity and debt obligations that would need to be assumed by a market participant buyer in an orderly transaction. The Company calculated the carrying amounts of each reporting unit by utilizing the entities’ assets and liabilities at December 31, 2022, including the carrying value of the identifiable intangible assets and goodwill assigned to the respective reporting units.

Refer to Note 12 for the related developments with H&J.

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

The reserve for returns totaled $307,725 and $33,933 as of December 31, 2022 and 2021, respectively, and is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

Cost of Revenues

Cost of revenues consists primarily of inventory sold and related freight-in. Cost of revenues includes direct labor pertaining to our inventory production activities and an allocation of overhead costs including rent and insurance. Cost of revenues also includes inventory write-offs and reserves.

Shipping and Handling

The Company recognizes shipping and handling billed to customers as a component of net revenues, and the cost of shipping and handling as distribution costs. Total shipping and handling billed to customers as a component of net revenues was approximately $72,000 and $23,000 for the years ended December 31, 2022 and 2021, respectively. Total shipping and handling costs included in distribution costs were approximately $525,000 and $423,000, respectively.

Advertising and Promotion

Advertising and promotional costs are expensed as incurred. Advertising and promotional expense for the years ended December 31, 2022 and 2021 amounted to approximately $1,178,000 and $240,000, respectively. The amounts are included in sales and marketing expense.

General and Administrative

General and administrative expenses consist primarily of compensation and benefits costs, professional services and information technology. General and administrative expenses also include payment processing fees, design and warehousing fees.

Common Stock Purchase Warrants and Other Derivative Financial Instruments

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedging relationships and the types of relationships designated are based on the exposures hedged. At December 31, 2022 and 2021, the Company did not have any derivative instruments that were designated as hedges.

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

Stock-Based Compensation

The Company accounts for stock-based compensation costs under the provisions of ASC 718, Compensation — Stock Compensation, which requires the measurement and recognition of compensation expense related to the fair value of stock-based compensation awards that are ultimately expected to vest. Stock based compensation expense recognized includes the compensation cost for all stock-based payments granted to employees, officers, and directors based on the grant date fair value estimated in accordance with the provisions of ASC 718. ASC 718 is also applied to awards modified, repurchased, or cancelled during the periods reported. Stock-based compensation is recognized as an expense over the employee’s requisite vesting period and over the nonemployee’s period of providing goods or services.

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

Deferred Offering Costs

The Company complies with the requirements of ASC 340, Other Assets and Deferred Costs, with regards to offering costs. Prior to the completion of an offering, offering costs are capitalized. The deferred offering costs are charged to additional paid-in capital or as a discount to debt, as applicable, upon the completion of an offering or to expense if the offering is not completed. As of December 31, 2020, the Company had capitalized $214,647 in deferred offering costs. Upon completion of the IPO in May 2021, all capitalized deferred offering costs were charged to additional paid-in capital. As of December 31, 2021, the Company capitalized $367,696 in deferred offering costs pertaining to its equity line of credit agreement with Oasis (Note 8). In 2022, the Company wrote off these costs to general and administrative expenses in the consolidated statements of operations as the equity line of credit financing never occurred.

Segment Information

In accordance with ASC 280, Segment Reporting (“ASC 280”), we identify our operating segments according to how our business activities are managed and evaluated. As of December 31, 2022 our operating segments included: DSTLD, Bailey, H&J, Stateside and Sundry. Each operating segment currently reports to the Chief Executive Officer. Each of our brands serve or are expected to serve customers through our wholesale, in store and online channels, allowing us to execute on our omni-channel strategy. We have determined that each of our operating segments share similar economic and other qualitative characteristics, and therefore the results of our operating segments are aggregated into one reportable segment. All of the operating segments have met the aggregation criteria and have been aggregated and are presented as one reportable segment, as permitted by ASC 280. We continually monitor and review our segment reporting structure in accordance with authoritative guidance to determine whether any changes have occurred that would impact our reportable segments.

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

Net Loss per Share

Net earnings or loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period, excluding shares subject to redemption or forfeiture. The Company presents basic and diluted net earnings or loss per share. Diluted net earnings or loss per share reflect the actual weighted average of common shares issued and outstanding during the period, adjusted for potentially dilutive securities outstanding. Potentially dilutive securities are excluded from the computation of the diluted net loss per share if their inclusion would be anti-dilutive. As all potentially dilutive securities are anti-dilutive as of December 31, 2022 and 2021, diluted net loss per share is the same as basic net loss per share for each year. Potentially dilutive items outstanding as of December 31, 2022 and 2021 are as follows:

	December 31,
	2022	2021
Convertible notes	947,867	47,912
Series A convertible preferred stock	108,000	—
Common stock warrants	4,418,320	35,801
Stock options	38,951	38,951
Total potentially dilutive shares	5,513,138	122,664

The potentially dilutive shares pertaining to the Company’s outstanding convertible notes were calculated based on the assumed conversion abilities as of December 31, 2022 and 2021. The ultimate number of shares for which the notes can convert into is indeterminable.

The stock options and warrants above are out-of-the-money as of December 31, 2022 and 2021.

Concentrations

The Company utilized three and two vendors that made up 30% and 40%, respectively, of all inventory purchases during the years ended December 31, 2022 and 2021. The loss of one of these vendors, may have a negative short-term impact on the Company’s operations; however, we believe there are acceptable substitute vendors that can be utilized longer-term.

Leases

On January 1, 2022, the Company adopted ASC 842, Leases, as amended, which supersedes the lease accounting guidance under Topic 840, and generally requires lessees to recognize operating and finance lease liabilities and corresponding right-of-use (ROU) assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from lease arrangements. The Company adopted the new guidance using a modified retrospective method. Under this method, the Company elected to apply the new accounting standard only to the most recent period presented, recognizing the cumulative effect of the accounting change, if any, as an adjustment to the beginning balance of retained earnings. Accordingly, prior periods have not been recast to reflect the new accounting standard. The cumulative effect of applying the provisions of ASC 842 had no material impact on accumulated deficit.

The Company elected transitional practical expedients for existing leases which eliminated the requirements to reassess existing lease classification, initial direct costs, and whether contracts contain leases. Also, the Company elected to present the payments associated with short-term leases as an expense in statements of operations. Short-term leases are leases with a lease term of 12 months or less.

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02: Leases (Topic 842). The new guidance generally requires an entity to recognize on its balance sheet operating and financing lease liabilities and corresponding right-of-use assets. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2018 and early adoption is permitted. The new standard requires a modified retrospective transition for existing leases to each prior reporting period presented. The Company has elected to utilize the extended adoption period available to the Company as an emerging growth company and has not currently adopted this standard. This standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2021. The Company has adopted ASU 2016-02 as of January 1, 2022. See Note 11.

Management does not believe that any other recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

NOTE 4: BUSINESS COMBINATIONS

2022 Acquisition

Sundry

On December 30, 2022, the Company completed its previously announced acquisition (the “ Sundry Acquisition”) of all of the issued and outstanding membership interests of Sunnyside, LLC, a California limited liability company (“Sundry”), pursuant to that certain Second Amended and Restated Membership Interest Purchase Agreement (the “ Sundry Agreement”), dated October 13, 2022, by and among Moise Emquies, George Levy, Matthieu Leblan and Carol Ann Emquies (“ Sundry Sellers”), George Levy as the Sundry Sellers’ representative, the Company as Buyer, and Sundry.

Pursuant to the Agreement, Sellers, as the holders of all of the outstanding membership interests of Sundry, exchanged all of such membership interests for (i) $7.5 million in cash, (ii) $5.5 million in promissory notes of the Company (the “Sundry Notes”), and (iii) a number of shares of common stock of the Company equal to $1.0 million (the “Sundry Shares”), calculated in accordance with the terms of the Agreement, which consideration was paid or delivered to the Sellers, Jenny Murphy and Elodie Crichi. Each Sundry Note bears interest at eight percent (8%) per annum and matured on February 15, 2023 (see Note 7). The Company issued 90,909 shares of common stock to the Sundry Sellers on December 30, 2022 at a fair value of $1,000,000.

The Company evaluated the acquisition of Sundry pursuant to ASC 805 and ASU 2017-01, Topic 805, Business Combinations. The acquisition method of accounting requires, among other things, that the assets acquired and liabilities assumed in a business combination be measured at their estimated respective fair values as of the closing date of the acquisition. Goodwill recognized in connection with this transaction represents primarily the potential economic benefits that the Company believes may arise from the acquisition.

Total fair value of the purchase price consideration was determined as follows:

Cash	$7,500,000
Promissory notes payable	5,500,000
Common stock	1,000,000
Purchase price consideration	$14,000,000

The Company has made an allocation of the purchase price in regard to the acquisition related to the assets acquired and the liabilities assumed as of the purchase date. The following table summarizes the purchase price allocation:

Purchase Price
Allocation
Cash and cash equivalents	$252,697
Accounts receivable, net	63,956
Due from factor, net	387,884
Inventory	2,941,755
Prepaid expenses and other current assets	32,629
Property, equipment and software, net	48,985
Goodwill	3,711,322
Intangible assets	7,403,800
Accounts payable	(615,706)
Accrued expenses and other liabilities	(227,321)
Purchase price consideration	$14,000,000

The customer relationships and will be amortized on a straight-line basis over their estimated useful lives of three years. The brand name is indefinite-lived. The Company used the relief of royalty and income approach to estimate the fair value of intangible assets acquired.

Goodwill is primarily attributable to the go-to-market synergies that are expected to arise as a result of the acquisition and other intangible assets that do not qualify for separate recognition. The goodwill is not deductible for tax purposes. The results of Sundry have been included in the consolidated financial statements since the date of acquisition.

Previous Acquisitions

Bailey 44

On February 12, 2020, the Company acquired 100% of the membership interests of Bailey. The purchase price consideration included (i) an aggregate of 20,754,717 shares of Series B Preferred Stock of the Company (the “Parent Stock”) and (ii) a promissory note in the principal amount of $4,500,000. The total purchase price consideration was $15,500,000.

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

As of December 31, 2022 and 2021, the Company has a contingent consideration liability of $10,698,475 and $7,935,016, respectively, based on the valuation shortfall as noted above. See Note 3.

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

The Company has made an allocation of the purchase price in regard to the acquisition related to the assets acquired and the liabilities assumed as of the purchase date. The following table summarizes the purchase price allocation:

Purchase Price
Allocation
Cash and cash equivalents	$24,335
Accounts receivable, net	49,472
Due from factor, net	—
Inventory	77,159
Prepaid expenses and other current assets	69,715
Property, equipment and software, net	83,986
Goodwill	9,681,548
Intangible assets	3,936,030
Accounts payable	(51,927)
Accrued expenses and other liabilities	(107,957)
Purchase price consideration	$11,947,058

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

The Company recorded an initial contingent consideration liability at a fair value of $3,421,516 based on the valuation shortfall noted above. As of December 31, 2022 and 2021, the H&J contingent consideration was valued at $1,400,000 and $4,244,460, respectively. See Note 3.

The results of H&J have been included in the consolidated financial statements since the date of acquisition. H&J’s 2021 net revenue and net loss included in the consolidated financial statements since the acquisition date were approximately $1,860,000 and $390,000, respectively.

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

The Company has made an allocation of the purchase price in regard to the acquisition related to the assets acquired and the liabilities assumed as of the purchase date. The following table summarizes the purchase price allocation:

Purchase Price
Allocation
Cash and cash equivalents	32,700
Accounts receivable, net	154,678
Due from factor, net	371,247
Inventory	603,625
Prepaid expenses and other current assets	7,970
Deposits	9,595
Property, equipment and software, net	—
Goodwill	2,104,056
Intangible assets	5,939,140
Accounts payable	(374,443)
Accrued expenses and other liabilities	(445,372)
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

The results of Stateside have been included in the consolidated financial statements since the date of acquisition. Stateside’s 2021 net revenue and net loss included in the consolidated financial statements since the acquisition date were approximately $1,695,000 and $285,000, respectively.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information presents the Company’s financial results as if the Bailey, H&J, Stateside and Sundry acquisitions had occurred as of January 1, 2021. The unaudited pro forma financial information is not necessarily indicative of what the financial results actually would have been had the acquisitions been completed on this date. In addition, the unaudited pro forma financial information is not indicative of, nor does it purport to project, the Company’s future financial results. The following unaudited pro forma financial information includes incremental property and equipment depreciation and intangible asset amortization as a result of the acquisitions. The unaudited pro forma information does not give effect to any estimated and potential cost savings or other operating efficiencies that could result from the acquisition:

	Year Ended
	December 31,
	2022	2021
Net revenues	$28,519,261	$34,635,426
Net loss	$(42,001,415)	$(33,171,473)
Net loss per common share	$(54.46)	$(434.81)

NOTE 5: DUE FROM FACTOR

The Company, via its subsidiaries, Bailey, Stateside and Sundry, assigns a portion of its trade accounts receivable to third- party factoring companies, who assumes the credit risk with respect to the collection of non-recourse accounts receivable. The Company may request advances on the net sales factored at any time before their maturity date, and up to 50% of eligible finished goods inventories based on the terms of one of our agreements that terminated in 2021. The factor charges a commission on the net sales factored for credit and collection services. For one factoring company, interest on advances is charged as of the last day of each month at a rate equal to the LIBOR rate plus 2.5% for Bailey. For Stateside and Sundry, should total commission and fees payable be less than $30,000 in a single year, then the factor shall charge the difference between the actual fees in said year and $30,000 to the Company. Interest on advances is charged as of the last day of each month at a rate equal to the greater of either, (a) the Chase Prime Rate + (2.0)% or (b) (4.0)% per annum. For another factoring company, interest is charged at one-thirty-third (1/33) of one percent per day, such rate to increase or decrease in accordance with changes in the “Prime Rate”, which such prime rate to be deemed to be 4.25% on the date of the agreement.

Advances are collateralized by a security interest in substantially all of the companies’ assets.

Due to/from factor consist of the following:

	December 31,
	2022	2021
Outstanding receivables:
Without recourse	$564,548	$579,295
With recourse	352,379	361,584
Advances	118,521	121,617
Credits due customers	(196,048)	(77,208)
	$839,400	$985,288

NOTE 6: GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company recorded goodwill from each of its business combinations. The following is a summary of goodwill by entity for the years ended December 31, 2022 and 2021:

	Bailey	Harper & Jones	Stateside	Sundry	Total
Balances at December 31, 2020	$6,479,218	$—	$—	$—	$6,479,218
Business combinations	—	9,681,548	2,104,056	—	11,785,604
Impairment	—	—	—	—	—
Balances at December 31, 2021	6,479,218	9,681,548	2,104,056	—	18,264,822
Business combination	—	—	—	3,711,322	3,711,322
Impairment	(3,321,095)	(8,551,237)	—	—	(11,872,332)
Balances at December 31, 2022	$3,158,123	$1,130,311	$2,104,056	$3,711,322	$10,103,812

Refer to Note 3 for discussion on the goodwill impairment recorded in 2022.

Intangible Assets

The following table summarizes information relating to the Company’s identifiable intangible assets as of December 31, 2022 and 2021:

	Gross	Accumulated	Carrying
December 31, 2022	Amount	Amortization	Value
Amortized:
Customer relationships	$11,452,230	(3,600,607)	$7,851,623
	11,452,230	(3,600,607)	7,851,623

Indefinite-lived:
Brand name	$6,575,880	—	6,575,880
	$18,028,110	$(3,600,607)	$14,427,503

	Gross	Accumulated	Carrying
December 31, 2021	Amount	Amortization	Value
Amortized:
Customer relationships	$6,453,750	(1,449,357)	$5,004,393
	6,453,750	(1,449,357)	5,004,393

Indefinite-lived:
Brand name	$7,836,920	—	7,836,920
	$14,290,670	$(1,449,357)	$12,841,313

Due to the effects of COVID-19 and revenue levels not recovering as quickly as anticipated and related uncertainty which affected Bailey’s results and near-term demand for its products, the Company determined that there were indications for further impairment analysis in both 2022 and 2021. Due to Harper’s revenue levels lower as compared to initial projects, the Company determined that there were indications for further impairment analysis in 2022. Refer to Note 3 for discussion on the intangible asset impairment recorded in 2022 and 2021.

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

The Company recorded amortization expense of $2,151,250 and $1,128,524 during the years ended December 31, 2022 and 2021, respectively, which is included in general and administrative expenses in the consolidated statements of operations.

Future amortization expense at December 31, 2022 is as follows:

Year Ending December 31,
2023	3,496,577
2024	2,688,886
2025	1,666,160
$7,851,623

NOTE 7: LIABILITIES AND DEBT

Accrued Expenses and Other Liabilities

The Company accrued expenses and other liabilities line in the consolidated balance sheets is comprised of the following as of December 31, 2022 and 2021:

	December 31,
	2022	2021
Accrued expenses	$705,135	$213,740
Reserve for returns	307,725	33,933
Payroll related liabilities	2,974,361	1,204,665
Sales tax liability	339,843	268,723
Due to seller	—	396,320
Other liabilities	130,050	119,764
	$4,457,115	$2,237,145

As of December 31, 2022, payroll liabilities included an aggregate of $1,074,316 in payroll taxes due to remit to federal and state authorities. Of this amount, $539,839 pertained to DBG and $534,477 pertained to Bailey44. The amounts are subject to further penalties and interest.

As of December 31, 2022, accrued expenses included $535,000 in accrued common stock issuances pursuant to an advisory agreement for services performed in 2022. The 5,000 shares of common stock owed per the agreement are expected to be issued in the second quarter of 2023.

Due to seller represents amounts to the seller owed pursuant the Stateside Acquisition after certain purchase price adjustments were made in the fourth quarter of 2021, and repaid in 2022.

Venture Debt

As of December 31, 2021, the gross loan balance with Black Oak Capital (“Black Oak”) pertaining to its senior credit agreement was $6,001,755. In February 2022, the Company received $237,500 in proceeds, including loan fees of $12,500, from the existing venture debt lender under the same terms as the existing facility.

On September 29, 2022, the Company and Black Oak executed a Securities Purchase Agreement (the “Black Oak SPA”) whereby the Company issued 6,300 shares of Series A Convertible Preferred Stock to Black Oak for $1,000 per share (see Note 7). The shares were issued pursuant to the conversion of Black Oak’s entire principal amount of $6,251,755, and the Company recorded $48,245 in interest as part of the conversion. Pursuant to the Black Oak SPA, all accrued interest remaining outstanding. Accrued interest was $269,880 as of December 31, 2022.

For the year ended December 31, 2022 and 2021, $12,500 and $147,389 of loan fees and discounts from warrants were amortized to interest expense, leaving unamortized balance of $0 as of December 31 2022. Interest expense was $573,455 and $825,219 for the years ended December 31, 2022 and 2021, respectively.

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

Concurrently with the offering above, in 2021 and 2020 the Company received gross proceeds of $55,000 and $800,000, respectively, from a Regulation D convertible debt offering. The debt accrued interest at a rate of 14% per annum with a maturity date of nine months from the date of issuance. In addition, the Company issued 5 warrants to purchase common stock in connection with the notes. The issuance costs and warrants are recognized as a debt discount and were amortized in 2021 through the date of IPO when such debt converted. The fair value of the warrants was determined to be negligible.

Upon closing of the IPO, $755,000 in outstanding principal and approximately $185,000 of the accrued and unpaid interest was converted into 4,534 shares of common stock. As of December 31, 2022 and 2021, there was $100,000 remaining in outstanding principal that was not converted into equity (see table below).

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

Upon closing of the IPO, the outstanding principal was converted into 3,621 shares of common stock.

Convertible Promissory Notes

2021 Notes

On August 27, 2021, the Company entered into a Securities Purchase Agreement with Oasis Capital, LLC (“Oasis Capital”) further to which Oasis Capital purchased a senior secured convertible note (the “Oasis Note”), with an interest rate of 6% per annum, having a face value of $5,265,000 for a total purchase price of $5,000,000, secured by all assets of the Company.

The Oasis Note, in the principal amount of $5,265,000, bears interest at 6% per annum and is due and payable 18 months from the date of issuance, unless sooner converted. The Oasis Note is convertible at the option of Oasis Capital into shares of the Company’s common stock at a conversion price (the “ Oasis Conversion Price”) which is the lesser of (i) $3.601, and (ii) 90% of the average of the two lowest volumed weighted average prices (“VWAPs’) during the five consecutive trading day period preceding the delivery of the notice of conversion. Oasis Capital is not permitted to submit conversion notices in any thirty day period having conversion amounts equaling, in the aggregate, in excess of $500,000. If the Oasis Conversion Price set forth in any conversion notice is less than $300 per share, the Company, at its sole option, may elect to pay the applicable conversion amount in cash rather than issue shares of its common stock.

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

The First FirstFire Note, in the principal amount of $1,575,000, bears interest at 6% per annum and is due and payable 18 months from the date of issuance, unless sooner converted. The First FirstFire Note is convertible at the option of FirstFire into shares of the Company’s common stock at a conversion price (the “First FirstFire Conversion Price”) which is the lesser of (i) $395.20, and (ii) 90% of the average of the two lowest volume-weighted average prices during the five consecutive trading day period preceding the delivery of the notice of conversion.

On November 16, 2021, the Company entered into a Securities Purchase Agreement with FirstFire further to which FirstFire purchased a Senior Secured Convertible Promissory Note (the “Second FirstFire Note” and together with the First FirstFire Note, the “FirstFire Notes”), with an interest rate of 6% per annum, having a face value of $2,625,000 for a total purchase price of $2,500,000.

The Second FirstFire Note is convertible at the option of FirstFire into shares of the Company’s common stock at a conversion price (the “Second FirstFire Conversion Price”) which is the lesser of (i) $428, and (ii) 90% of the average of the two lowest volume-weighted average prices during the five consecutive trading day period preceding the delivery of the notice of conversion.

The Company evaluated the terms of the conversion features of the Oasis and FirstFire Notes as noted above in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock, and determined they are not indexed to the Company’s common stock and that the conversion features meet the definition of a liability. The notes contain an indeterminate number of shares to settle with conversion options outside of the Company’s control. Therefore, the Company bifurcated the conversion feature and accounted for it as a separate derivative liability. Upon issuance of the Oasis and FirstFire Notes, the Company recognized a derivative liability at an aggregate fair value of $3,204,924, which is recorded as a debt discount and was amortized over the life of the notes.

The original issue discount and issuance costs for the Oasis and FirstFire Notes totaled $1,560,000, which were recognized as a debt discount and was amortized over the life of the notes.

As of December 31, 2021, the outstanding principal of the FirstFire and Oasis Notes was $9,465,000. During the year ended December 31, 2022, the Company fully converted the outstanding principal of $9,465,000 and accrued interest of $533,242 into an aggregate of 1,995,183 shares of commons stock. The Company recorded an additional $484,904 in interest expense as a result of the conversions. As a result of the conversions, all terms and conditions under the notes were met and no further obligations exist.

2022 Notes

On April 8, 2022, the Company and various purchasers executed a Securities Purchase Agreement (“April Notes”) whereby the investors purchased from the Company convertible promissory notes in the aggregate principal amount of $3,068,750, consisting of original issue discount of $613,750. The Company received net proceeds of $2,313,750 after the original issue discount and fees, resulting in a debt discount of $755,000. Upon the Company’s public offering in May 2022 (see below), the Company repaid $3,068,750 to the investors and the debt discount was fully amortized.

In connection with the April Notes, the Company issued an aggregate of 12,577 warrants to purchase common stock at an exercise price of $122 per share. The Company recognized $98,241 as a debt discount for the fair value of the warrants using the Black-Scholes option model, which was fully amortized upon the notes’ repayment in May.

On July 22 and July 28, 2022, the Company and various purchasers executed a Securities Purchase Agreement (“July Notes”) whereby the investors purchased from the Company convertible promissory notes in the aggregate principal amount of $1,875,000, consisting of original issue discount of $375,000. The Company received net proceeds of $1,450,000 after the original issue discount and fees.

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

If the July Notes are not repaid in full by the maturity date or if any other event of default occurs, (1) the face value of the notes will be automatically increased to 120%; (2) the notes will begin generating an annual interest rate of 20%, which will be paid in cash monthly until the default is cured; and (3) if such default continues for 14 or more calendar days, at the Investors’ discretion, the notes shall become convertible at the option of the investors into shares of the Company’s common stock at a conversion price equal to the closing price of the Company’s common stock on the on the date of the note conversion.

The Company evaluated the terms of the conversion features of the July notes as noted above in accordance with ASC Topic No. 815 — 40, Derivatives and Hedging — Contracts in Entity’s Own Stock, and determined they are not indexed to the Company’s common stock and that the conversion features meet the definition of a liability. The notes contain an indeterminate number of shares to settle with conversion options outside of the Company’s control. Therefore, the Company bifurcated the conversion feature and accounted for it as a separate derivative liability. Upon issuance of the July, the Company recognized a derivative liability at an aggregate fair value of $559,957, which was recorded as a debt discount and will amortized over the life of the notes.

In December 2022, the Company fully repaid the outstanding principal of $1,875,000 pertaining to the July 22 and 28 notes, as well as an additional $416,923 due to the default provisions noted above. This amount was included in interest expense in the consolidated statements of operations.

On December 29, 2022, the Company and various purchasers executed a Securities Purchase Agreement (“December Notes”) whereby the investors purchased from the Company convertible promissory notes in the aggregate principal amount of $4,000,000, consisting of original issue discount of $800,000. The Company received net proceeds of $3,000,000. The December Notes were due and payable on February 15, 2023. If the December Notes are not repaid in full by the maturity date or if any other event of default occurs, (1) the face value of the December Notes will be automatically increased to 120%; (2) the Notes will begin generating an annual interest rate of 20%, which will be paid in cash monthly until the default is cured; and (3) if such default continues for 14 or more calendar days, at the investors’ discretion, the December Notes shall become convertible at the option of the investors into shares of the Company’s common stock at a conversion price equal to the closing price of the Company’s common stock on the date of the note conversion. The December Notes were fully repaid in February 2023.

In connection with the December Notes, the Company issued to the investors an aggregate of 469,480 warrants to purchase common stock at an exercise price equal to $4.26, and 60,000 shares of common stock. The Company recognized $428,200 as a debt discount for the fair value of the warrants and common shares using the Black-Scholes option model, which will be amortized to interest expense over the life of the notes.

The following is a summary of the convertible notes for the years ended December 31, 2022 and 2021:

		Unamortized	Convertible Note
	Principal	Debt Discount	Payable, Net
Balance, December 31, 2020	$100,000	$—	$100,000
Issuance of Oasis note, net of issuance costs	5,265,000	(715,000)	4,550,000
Issuance of FirstFire First note, net of issuance costs	1,575,000	(315,000)	1,260,000
Issuance of Second FirstFire note, net of issuance costs	2,625,000	(530,000)	2,095,000
Derivative liability in connection with notes	—	(3,204,924)	(3,204,924)
Amortization of debt discount	—	801,538	801,538
Balance, December 31, 2021	9,565,000	(3,963,386)	5,601,614
Proceeds from issuance of notes	8,943,750	(1,992,500)	6,951,250
Repayments of notes	(4,943,750)	—	(4,943,750)
Conversion of notes into common stock	(9,465,000)	—	(9,465,000)
Warrant and common shares issued with convertible notes	—	(1,368,741)	(1,368,741)
Derivative liability in connection with notes	—	(559,957)	(559,957)
Amortization of debt discount	—	6,506,384	6,506,384
Balance, December 31, 2022	$4,100,000	$(1,378,200)	$2,721,800

As of December 31, 2022, the December Notes remained outstanding with a principal of $4,000,000 and unamortized debt discount of $1,278,200, consisting of the original issue discount, $50,000 in other financing fees, and the fair value of warrants and shares. The December Notes were fully repaid in February 2023 (see Note 14).

During the years ended December 31, 2022 and 2021, the Company amortized $6,506,384 and $801,538, respectively of debt discount to interest expense pertaining to all convertible notes. As of December 31, 2022, there was no remaining derivative liability outstanding pertaining to any convertible notes.

Loan Payable — PPP and SBA Loan

In December 2021, the Company received notification that both its PPP Loans of $203,994 and $204,000 were approved for full forgiveness. As such, $407,994 was recorded as other non-operating income in the consolidated financial statements.

In April 2022, Bailey received notification of full forgiveness of its 2nd PPP Loan totaling $1,347,050 and partial forgiveness of its 1st PPP Loan totaling $413,705. As of December 31, 2022, Bailey had an outstanding PPP Loan balance of $933,295 and matures in 2026.

As of December 31, 2022, the Company and H&J had outstanding loans under the EIDL program of $150,000 and $147,438, respectively. The EIDL Loans mature in thirty years from the effective date of the Loan and has a fixed interest rate of 3.75% per annum.

Loan Payable

In May 2021, H&J entered into a loan payable with a bank and received proceeds of $75,000. The line bears interest at 7.76% and matures in December 2025. As of December 31, 2022 and 2021, the outstanding balance was $73,187 and $72,269, respectively.

In December 2021, H&J entered into a merchant advance loan for a principal amount of $153,860 and received proceeds of $140,000. The loan bears interest at 9.9% and matures in June 2023. As of December 31, 2021, the outstanding balance was $149,962.

Note Payable – Related Party

As of December 31, 2022 and 2021, H&J had an outstanding note payable of $129,489 and $299,489, respectively owned by the H&J Seller. The note matured in July 2022 and bears interest at 12% per annum.

Merchant Advances

In 2022 and 2021, H&J entered into merchant advance loans for proceeds of $147,267 and $140,000, respectively. The loan bears interest at 9.9% per annum. As of December 31, 2022 and 2021, the outstanding principal of the loans was $63,433 and $149,962, respectively. The outstanding loan at December 31, 2022 matures in November 2023.

In 2022, the Company obtained several merchant advances for net proceeds of $1,335,360 to fund operations. These advances are, for the most part, secured by expected future sales transactions of the Company with expected payments on a weekly basis. During 2022, the Company made repayments totaling $1,078,385 and $896,334 remained outstanding, which is expected to be repaid in 2023. As of the date of these financial statements, the Company was in compliance with these covenants.

Promissory Note Payable

As noted in Note 4, the Company issued a promissory note in the principal amount of $4,500,000 to the Bailey Holders pursuant to the Bailey acquisition. Upon the IPO closing in May 2021, the Company repaid $1,000,000 of the outstanding principal on this note in May 2021. In August 2021, the maturity date was further extended to December 31, 2022. The Company is required to make prepayments of $2,000,000 to $4,000,000 if the Company completes a secondary public offering. If a public offering is not consummated before October 31, 2021 and June 30, 2022, the Company shall repay 10% of the outstanding principal at each date. The Company did not make any payments in October 2021, and the Company and the lender agreed to defer these payments to the maturity date of the loan, December 31, 2022. As of the date of these financial statements, the parties are undergoing an extension of the maturity date, but is in technical default.

The note incurs interest at 12% per annum. As of December 31, 2022 and 2021, $3,500,000 remained outstanding.

Interest expense was $420,000 and $494,000 for the years ended December 31, 2022 and 2021, respectively, all of which was accrued and unpaid as of December 31, 2022.

In April 2021, the Company entered into a promissory note in the principal amount of $1,000,000. The Company received $810,000 in proceeds, net of issuance costs and original issue discount. Additionally, the Company issued 1,205 warrants to the lender, which was recorded as a debt discount at the time of the loan. The fair value of the warrants and shares recorded as a debt discount was $73,958. Upon the closing of the IPO, the note was repaid in full. The entire debt discount of $263,958 was amortized to interest expense upon repayment of the note.

As noted in Note 4, the Company issued a promissory note in the principal amount of $5,500,000 to the Sundry Holders pursuant to the Sundry acquisition. The note bears interest at 8% per annum and matures on February 15, 2023. In February 2023, the parties verbally agreed to extend the maturity date to December 31, 2023.

NOTE 8: STOCKHOLDERS’ DEFICIT

Amendments to Articles of Incorporation

On October 13, 2022, the Company amended its Amended and Restated Certificate of Incorporation to increase to increase the number of authorized shares of the Company’s common stock from 200,000,000 to 1,000,000,000, and in conjunction therewith, to increase the aggregate number of authorized shares to 1,010,000,000 shares.

On October 21, 2022, the Board of Directors approved a one-for-100 reverse stock split of its issued and outstanding shares of common stock and a proportional adjustment to the existing conversion ratios for each series of the Company’s preferred stock. The reverse stock split became effective as of November 3, 2022.  Accordingly, all share and per share amounts for all periods presented in the accompanying consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect this reverse stock split and adjustment of the preferred stock conversion ratios.

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

Series A Preferred Stock

On August 31, 2022, the Company entered into a Subscription and Investment Representation Agreement with Hil Davis, its Chief Executive Officer, pursuant to which the Company agreed to issue 1 share of the Company’s Series A Preferred Stock to for $25,000. The issuance of the preferred stock reduced the due to related party balance. The share of Series A Preferred Stock had 250,000,000 votes per share and voted together with the outstanding shares of the Company’s common stock as a single class exclusively with respect to any proposals to amend the Certificate of Incorporation to effect a reverse stock split of the Company’s common stock and to increase the authorized number of shares of the Company’s common stock. The terms of the Series A Preferred Stock provided that the outstanding share of Series A Preferred Stock would be redeemed in whole, but not in part, at any time: (i) if such redemption is ordered by the Board of Directors in its sole discretion or (ii) automatically upon the approval of Proposals 2 and 6 presented at the Company’s 2022 annual shareholders meeting. Following conclusion of the shareholders meeting, such share of the Company’s Series A Preferred Stock was redeemed. On October 13, 2022, the outstanding share of the Company’s Series A Preferred Stock was redeemed for $25,000.

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

Common Stock

The Company had 1,000,000,000 shares of common stock authorized with a par value of $0.0001 as of December 31, 2022.

Common stockholders have voting rights of one vote per share. The voting, dividend, and liquidation rights of the holders of common stock are subject to and qualified by the rights, powers, and preferences of preferred stockholders.

2022 Transactions

During the year ended December 31, 2022, the Company issued an aggregate of 1,995,183 shares of common stock pursuant to the conversion of the FirstFire and Oasis Notes (see Note 7).

In September 2022, the Company issued 750 shares of common stock pursuant to a consultant agreement at a fair value of $123,000.

As part of the Sundry acquisition (see Note 4), the Company issued 90,909 shares of common stock to the Sundry Sellers at a fair value of $1,000,000.

In connection with the December Notes, the Company issued 60,000 shares of common stock with a fair value of $264,000.

Underwriting Agreements and Public Offerings

On May 5, 2022, the Company entered into an underwriting agreement (the “Alexander Underwriting Agreement”) with Alexander Capital, L.P., acting as representative of the several underwriters named in the Alexander Underwriting Agreement (the “ Alexander Underwriters”), relating to the Company’s underwritten the offering pursuant to which the Company agreed to issue and sell 373,898 shares of the Company’s common stock. The shares were sold to the public at a combined public offering price of $25 per share and were purchased by the Underwriters from the Company at a price of $23 per share. The Company also granted the Alexander Underwriters a 45-day option to purchase up to an additional 56,085 shares of Common Stock at the same price, which expired and were not purchased.

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

On November 29, 2022, the Company, entered into a Securities Purchase Agreement with investors pursuant to which the Company agreed to issue and sell, in an offering (i) an aggregate of 168,000 shares (the “Shares”) of the Company’s common stock, and accompanying Class B Warrants (the “Class B Warrants”) to purchase 168,000 shares of common stock and accompanying Class C Warrants (the “Class C Warrants”) to purchase 168,000 shares of Common Stock, at a combined public offering price of $5.50 per share and Class B Warrant and Class C Warrant, and (ii) 1,650,181 pre-funded warrants (the “Pre-Funded Warrants” and together with the Class B Warrants and the Class C Warrants, the “Warrants” and together with the Shares and the shares of common stock underlying the Warrants, the “Securities”) exercisable for 1,650,181 shares of Common Stock, and accompanying Class B Warrants to purchase 1,650,181 shares of Common Stock and Class C Warrants to purchase 1,650,181 shares of Common Stock, at a combined public offering price of $5.50, less the exercise price of $0.0001, per Pre-Funded Warrant and accompanying Class B Warrant and Class C Warrant, to the Investors, for aggregate gross proceeds from the offering of approximately $10 million before deducting placement agent fees and related offering expenses. As a result of the transaction, the Company issued 1,818,181 shares of common stock, including the 168,000 shares and the immediate exercise of 1,650,181 pre-funded warrants, for gross proceeds of $10.0 million. The Company received net proceeds of $9.0 million after deducting placement agent fees and offering expenses.

2021 Transactions

On May 13, 2021, the Company’s registration statement on Form S-1 relating to the IPO was declared effective by the SEC. In the IPO, which closed on May 18, 2021, the Company issued and sold 24,096 shares of common stock at a public offering price of $415 per share. Additionally, the Company issued warrants to purchase 27,771 shares, which includes 3,614 warrants sold upon the partial exercise of the over-allotment option. The aggregate net proceeds to the Company from the were $8.6 million after deducting underwriting discounts and commissions of $0.8 million and direct offering expenses of $0.6 million.

Upon the closing of the Company’s IPO on May 18, 2021, all then-outstanding shares of Preferred Stock converted into an aggregate of 40,272 shares of common stock according to their terms.

Upon closing of the Company’s IPO, the Company converted outstanding principal totaling $2,680,289 and certain accrued and unpaid interest of the Company’s convertible debt into an aggregate of 11,352 shares of common stock. See Note 7.

Upon closing of the Company’s IPO, certain officers and directors converted balances due totaling $257,515 into 1,524 shares of common stock and recorded $233,184 in compensation expense for the shares issued in excess of accrued balances owed.

In connection with the H&J and Stateside acquisitions, the Company issued 21,928 and 11,015 shares of common stock to the respective sellers. See Note 4.

Pursuant to a consulting agreement, the Company issued 500 shares of common stock with a guaranteed equity value of $250,000. In connection with the agreement, the Company recorded a contingent consideration liability of $67,000. See Note 3. An additional 415 shares were issued upon settlement of the contingent liability.

In May 2021, an aggregate of 319 warrants were exercised for shares of common stock for proceeds of $145,696. In July 2021, warrant holders exercised 3,550 warrants for proceeds of $1,622,350.

On June 28, 2021, the Company’s underwriters purchased 3,614 shares of common stock at a public offering price of $415 per share pursuant to the exercise of the remaining portion of their over-allotment option. The Company received net proceeds of approximately $1.4 million after deducting underwriting discounts and commissions of $0.1 million.

In connection with the execution of the Oasis Capital EPA, the Company issued Oasis Capital 1,264 shares of common stock (the “Commitment Shares”). Upon nine months from the Execution Date, Oasis may return a portion of the Commitment Shares. As of December 31, 2021, the Company recorded the fair value of the Commitment Shares of $367,696 as deferred offering costs as no financings under the related EPA have occurred.

In connection with the Second FirstFire Note, in November 2021 the Company issued (a) 300 additional shares of common stock to FirstFire and (b) 1,000 additional shares of common stock to Oasis Capital, as set forth in the waivers and consents (the “Waivers”), dated November 16, 2021 executed by each of FirstFire and Oasis Capital (collectively, the “Waiver Shares”). The Company recorded interest expense of $427,700 pertaining to the fair value of the Waiver Shares issued.

In December 2021, the Company issued 1,500 shares of common stock pursuant to a consulting agreement. The fair value of $339,000 was based on the value of the Company’s common stock on the date of grant and is included in general and administrative expenses in the consolidated statements of operations.

NOTE 9: RELATED PARTY TRANSACTIONS

As of December 31, 2022 and 2021, due to related parties includes advances from the former officer, Mark Lynn, who also serves as a director, totaling $104,568 and $104,568 respectively, and accrued salary and expense reimbursements of $100,649 and $126,706, respectively, to current officers. Upon closing of the IPO, 25,080 shares of common stock were issued to directors as conversion of balances owed.

In October 2022, the Company received advances from a director, Trevor Pettennude, totaling $325,000. The advances are unsecured, non-interest bearing and due on demand. As of December 31, 2022, the amounts were outstanding.

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

As of December 31, 2022 and 2021, H&J had an outstanding note payable of $129,489 and $299,489, respectively, owned by the H&J Seller. The note matured on December 10, 2022 and bears interest at 12% per annum. The note is in technical default.

NOTE 10: SHARE-BASED PAYMENTS

Common Stock Warrants

2022 Transactions

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

In connection with the November public offering, the Company granted 1,650,181 pre-funded warrants which were immediately exercised for shares of common stock. The Company also granted an additional 1,818,181 Class B Warrants and 1,818,181 Class C Warrants as part of the offering. Each Class B Warrant has an exercise price of $5.25 per share, is immediately exercisable upon issuance and expires five years after issuance. Each Class C Warrant has an exercise price of $5.25 per share, is immediately exercisable upon issuance and expires thirteen months after issuance. The Company also granted the placement agent 136,364 warrants to purchase common stock at an exercise price of $6.88 per share, which are exercisable 180 days after issuance and expire in five years.

In connection with the December Notes, the Company issued to the investors an aggregate of 469,480 warrants to purchase common stock at an exercise price equal to $4.26 for a fair value of $164,200. The warrants are immediately exercisable.

The Company granted 44,000 warrants to purchase common stock at an exercise price of $5.00 to the lender in connection with its merchant advances.

2021 Transactions

In connection with the IPO, the Company issued 24,096 warrants and an additional 3,614 warrants to purchase common stock per the over-allotment option. Each warrant will have an exercise price of $457 per share (equal to 110% of the offering price of the common stock), will be exercisable upon issuance and will expire five years from issuance.

On May 13, 2021, pursuant to the IPO Underwriting Agreement, the Company issued warrants to the underwriters to purchase up to an aggregate of 1,205 shares of common stock with an exercise price of $519 per share. The warrants may be exercised beginning on November 13, 2021 and will expire five years from issuance.

In connection with the Company’s April 2021 note financing, the Company issued warrants to the lender to purchase up to 1,205 shares of common stock. The warrants have an exercise price of $415 per share and are exercisable immediately after issuance.

In May 2021, an aggregate of 319 warrants were exercised for shares of common stock for proceeds of $145,696. In July 2021, warrant holders exercised 3,550 warrants for proceeds of $1,622,350.

A summary of information related to common stock warrants for the years ended December 31, 2022 and 2021 is as follows:

	Common	Weighted
	Stock	Average
	Warrants	Exercise Price
Outstanding - December 31, 2020	9,146	$266
Granted	30,120	458
Conversion of preferred stock warrants upon IPO	516	766
Exercised	(3,869)	457
Forfeited	(112)	766
Outstanding - December 31, 2021	35,801	$412
Granted	6,032,700	5.61
Exercised	(1,650,181)	5.25
Forfeited	—	—
Outstanding - December 31, 2022	4,418,320	$8.37

Exercisable at December 31, 2021	35,801	$412
Exercisable at December 31, 2022	4,281,956	$8.42

Preferred Stock Warrants

Upon the IPO, all outstanding preferred stock warrants converted into common stock warrants at a ratio of 1,563:1.

Stock Options

2020 Incentive Stock Plan

The Company has adopted a 2020 Omnibus Incentive Stock Plan (the “2020 Plan”). An aggregate of 33,000 shares of the Company’s common stock is reserved for issuance and available for awards under the 2020 Plan, including incentive stock options granted under the 2020 Plan. The 2020 Plan administrator may grant awards to any employee, director, consultant or other person providing services to us or our affiliates. During 2021, 27,320 options were granted to executives and directors at an exercise price from $385 to $415 per share. As of December 31, 2022, 5,680 options were available for future issuance.

2013 Incentive Stock Plan

The Company has adopted the 2013 Stock Plan, as amended and restated (the “Plan”), which provides for the grant of shares of stock options, stock appreciation rights, and stock awards (performance shares) to employees, non-employee directors, and non-employee consultants. The number of shares authorized by the Plan was 11,964 shares as December 31, 2022 and 2021. The option exercise price generally may not be less than the underlying stock’s fair market value at the date of the grant and generally have a term often years. The amounts granted each calendar year to an employee or non-employee is limited depending on the type of award. Stock options comprise all of the awards granted since the Plan’s inception. Shares available for grant under the Plan amounted to 333 and as of December 31, 2022. Vesting generally occurs over a period of immediately to four years.

A summary of information related to stock options under our 2013 and 2020 Stock Plan for the years ended December 31, 2022 and 2021 is as follows:

		Weighted
		Average
	Options	Exercise Price
Outstanding - December 31, 2020	11,631	$234
Granted	27,320	415
Exercised	—	—
Forfeited	—	—
Outstanding - December 31, 2021	38,951	$362
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding - December 31, 2022	38,951	$362
Exercisable at December 31, 2021	31,646	$359
Exercisable at December 31, 2022	34,713	$405

Weighted average duration (years) to expiration of outstanding options at December 31, 2022	7.00

The assumptions utilized for option grants during the years ended December 31, 2022 and 2021 are as follows:

	Year Ended
	December 31,
	2022	2021
Risk Free Interest Rate	n/a	0.34% - 0.85%
Expected Dividend Yield	n/a	0.00%
Expected Volatility	n/a	58.00%
Expected Life (years)	n/a	5.18

The total grant-date fair value of the options granted during the years ended December 31, 2021 was $4,696,605. During the year ended December 31, 2022 and 2021, $421,442 and $3,325,897 was recorded to general and administrative expenses, and $57,596 and $551,948 was recorded to sales and marketing expense in the consolidated statements of operations, all respectively. Total unrecognized compensation cost related to non-vested stock option awards as of December 31, 2022 amounted to $577,999 and will be recognized over a weighted average period of 1.56 years.

NOTE 11: LEASE OBLIGATIONS

In April 2021, the Company entered into a lease agreement for operating space in Los Angeles, California. The lease expires in June 2023 and has monthly base rent payments of $17,257. The lease required a $19,500 deposit. The Company adopted ASC 842 on January 1, 2021 and recognized a right of use asset and liability of $250,244 using a discount rate of 6.0%. Under ASC 842, the lease was classified as an operating lease.

Stateside leases office and showroom facilities in Los Angeles, California. The leases expire at various dates through November 2022 with base rents ranging from $3,100 to $9,000.

Total rent expense for the years ended December 31, 2022 and 2021 was $945,216 and $816,790, respectively. Rent is classified by function on the consolidated statements of operations either as general and administrative, sales and marketing, or cost of revenue.

The Company determines whether an arrangement is or contains a lease at inception by evaluating potential lease agreements including services and operating agreements to determine whether an identified asset exists that the Company controls over the term of the arrangement. Lease commencement is determined to be when the lessor provides access to, and the right to control, the identified asset.

The rental payments for the Company’s leases are typically structured as either fixed or variable payments. Fixed rent payments include stated minimum rent and stated minimum rent with stated increases. The Company considers lease payments that cannot be predicted with reasonable certainty upon lease commencement to be variable lease payments, which are recorded as incurred each period and are excluded from the calculation of lease liabilities.

Management uses judgment in determining lease classification, including determination of the economic life and the fair market value of the identified asset. The fair market value of the identified asset is generally estimated based on comparable market data provided by third-party sources.

NOTE 12: CONTINGENCIES

On March 21, 2023, a vendor filed a lawsuit against Digital Brands Group related to trade payables totaling approximately $43,501. Such amounts include interest due, and are included in accounts payable, net of payments made to date, in the accompanying consolidated balance sheets. The Company does not believe it is probable that the losses in excess of such trade payables will be incurred.

On February 7, 2023, a vendor filed a lawsuit against Digital Brands Group related to trade payables totaling approximately $182,400. Such amounts include interest due, and are included in accounts payable, net of payments made to date, in the accompanying consolidated balance sheets. The Company does not believe it is probable that the losses in excess of such trade payables will be incurred.

On November 9, 2022, a vendor filed a lawsuit against Digital Brand's Group related to prior services rendered. The claims (including fines, fees, and legal expenses) total an aggregate of $50.190. The matter was settled in January 2023 and are on payment plans which will be paid off in April 2023.

In August 2020 and March 2021, two lawsuits were filed against Bailey’s by third-party’s related to prior services rendered. The claims (including fines, fees, and legal expenses) total an aggregate of $96,900. Both matters were settled in February 2022 and are on payment plans which will be paid off in July and September of 2023

On December 21, 2020, a Company investor filed a lawsuit against DBG for reimbursement of their investment totaling $100,000. Claimed amounts are included in short-term convertible note payable in the accompanying consolidated balance sheets and the Company does not believe it is probable that losses in excess of such short-term note payable will be incurred. The Company is actively working to resolve this matter.

On September 24, 2020 a Bailey’s product vendor filed a lawsuit against Bailey’s non-payment of trade payables totaling approximately $481,000 and additional damages of approximately $296,000. Claimed amounts for trade payables are included in accounts payable in the accompanying consolidated balance sheets, net of payments made. In December 2021, the Company reached a settlement; however, the settlement terms were not met and the Company received a judgement of $496,000. The amount due has been paid, the lawsuit dismissed and there is no claim or amount due.

A vendor filed a lawsuit against Bailey 44 related to a retail store lease in the amount of $1.5 million. The Company is disputing the claim for damages and the matter is ongoing.

The Company has been involved in a dispute with the former owners of H&J regarding its obligation to “true up” their ownership interest in our company further to that membership interest purchase agreement dated May 18, 2021 whereby we acquired all of the outstanding membership interests of H&J (the “H&J Purchase Agreement”). Further to the H&J Purchase Agreement, we agreed that if, at May 18, 2022, the one year anniversary of the closing date of our initial public offering, the product of the number of shares of our common stock issued at the closing of such acquisition multiplied by the average closing price per share of our shares of common stock as quoted on the NasdaqCM for the thirty (30) day trading period immediately preceding such date plus the gross proceeds, if any, of shares of our stock issued to such sellers and sold by them during the one year period from the closing date of the offering does not exceed the sum of $9.1 million, less the value of any shares of common stock cancelled further to any indemnification claims or post-closing adjustments under the H&J Purchase Agreement, then we shall issue to the subject sellers an additional aggregate number of shares of common stock equal to any such valuation shortfall at a per share price equal to the then closing price per share of our common stock as quoted on the NasdaqCM. We did not honor our obligation to issue such shares and the former owner of H&J have claimed that they were damaged as a result. As part of a proposed settlement with such holders, the Company has tentatively agreed to the following: (i) to transfer all membership interests of H&J back to the original owners, (ii) to pay such owners the sum of $229,000, (iii) issue the former owners of H&J an aggregate of $1,400,000 worth of our common stock to be issued on May 16, 2023 based on the lower of (a) the stock closing price per share on May 15, 2023, and (b) the average common stock closing price based on the average of the 5 trading days preceding May 16, 2023, with the closing price on May 9, 2023. Such tentative terms are to be memorialized in definitive purchase agreements and as such there is no assurance that such arrangements will be finalized.  As of the issuance date of these financial statements, the above terms and continued negotiations have been verbally approved by the Board.

All claims above, to the extent management believes it will be liable, have been included in accounts payable and accrued expenses and other liabilities in the accompanying consolidated balance sheet as of December 31, 2022.

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

NOTE 13: INCOME TAXES

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The differences relate primarily to depreciable assets using accelerated depreciation methods for income tax purposes, share-based compensation expense, and for net operating loss carryforwards. As of December 31, 2022, and 2021, the Company had net deferred tax assets before valuation allowance of $16,733,582 and $13,103,268, respectively. The following table presents the deferred tax assets and liabilities by source:

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$16,733,582	$13,108,371
Deferred tax liabilities:
Depreciation timing differences	—	(5,103)
Valuation allowance	(16,733,582)	(13,103,268)
Net deferred tax assets	$—	$—

The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. The Company assessed the need for a valuation allowance against its net deferred tax assets and determined a full valuation allowance is required due, cumulative losses through December 31, 2022, and no history of generating taxable income. Therefore, valuation allowances of $16,733,582 and $13,103,268 were recorded as of December 31, 2022 and 2021, respectively. Valuation allowance increased by $3,630,314 and $3,081,497 during the years ended December 31, 2022 and 2021, respectively. Deferred tax assets were calculated using the Company’s combined effective tax rate, which it estimated to be approximately 28.0%. The effective rate is reduced to 0% for 2022 and 2021 due to the full valuation allowance on its net deferred tax assets. The Company has permanent differences, consisting of non-deductible impairments of goodwill and intangible assets of $17.7 million and amortization of non-cash debt issuance costs of $6.5 million.

The Company’s ability to utilize net operating loss carryforwards will depend on its ability to generate adequate future taxable income. At December 31, 2022 and 2021, the Company had net operating loss carryforwards available to offset future taxable income in the amounts of approximately $59,865,000 and $46,896,000, for which losses from 2018 forward can be carried forward indefinitely.

As a result of prior operating losses, the Company has net operating loss, or “NOL,” carryforwards for federal income tax purposes. The ability to utilize NOL carryforwards to reduce taxable income in future years could become subject to significant limitations under Section 382 of the Internal Revenue Code if the Company undergoes an ownership change. The Company would undergo an ownership change if, among other things, the stockholders who own, directly or indirectly, 5% or more of our common stock, or are otherwise treated as “5% shareholders” under Section 382 of the U.S. Internal Revenue Code and the regulations promulgated thereunder, increase their aggregate percentage ownership of the Company’s stock by more than 50 percentage points over the lowest percentage of the stock owned by these stockholders at any time during the testing period, which is generally the three-year period preceding the potential ownership change.

The Company has evaluated its income tax positions and has determined that it does not have any uncertain tax positions. The Company will recognize interest and penalties related to any uncertain tax positions through its income tax expense.

The Company is not presently subject to any income tax audit in any taxing jurisdiction, though all tax years from 2018 on remain open to examination.

The Company recorded a tax benefit of $1,100,120 for the year ended December 31, 2021 related to a full release of its valuation allowance pertaining to the acquisition of H&J (see Note 4). The acquisition of H&J created a deferred tax liability position, and those deferred tax liabilities can be used as a source of income for the Company’s existing deferred tax assets.

NOTE 14: SUBSEQUENT EVENTS

On January 11, 2023, the Company, entered into a Securities Purchase Agreement (the “Purchase Agreement”) with a certain accredited investor (the “Investor”), pursuant to which the Company agreed to issue and sell, in a private placement (the “Private Placement”), an aggregate of 475,000 shares (the “Shares”) of the Company’s common stock, par value $0.0001 per share (“Common Stock”), and accompanying warrants (the “Common Warrants”) to purchase 475,000 shares of Common Stock, at a combined purchase price of $3.915 per share and Common Warrant, and (ii) 802,140 pre-funded warrants (the “Pre-Funded Warrants” and together with the Common Warrants, the “Warrants” and together with the Shares and the shares of Common Stock underlying the Warrants, the “Securities”) exercisable for 802,140 shares of Common Stock, and accompanying Common Warrants to purchase 802,140 shares of Common Stock, at a combined purchase price of $3.915, less the exercise price of $0.0001, per Pre-Funded Warrant and accompanying Common Warrant, to the Investors, for aggregate gross proceeds from the Private Placement of approximately $5 million.

Each Common Warrant has an exercise price of $3.80 per share, will be immediately exercisable upon issuance and will expire five years from the date of issuance.

In February 2023, the Company fully repaid the December Notes for $4.0 million.

In February 2023, the Company and the Sundry Sellers verbally agreed to extend the maturity date to December 31, 2023.

On April 7, 2023, the Company and various purchasers executed a Securities Purchase Agreement (“April 2023 Notes”) whereby the investors purchased from the Company convertible promissory notes in the aggregate principal amount of $2,208,750, consisting of original issue discount of $408,750. The Company received net proceeds of $1,800,000. The April 2023 Notes are due and payable on September 30, 2023. If the April 2023 Notes are not repaid in full by the maturity date or if any other event of default occurs, (1) the face value of the April Notes will be automatically increased to 120%; (2) the April 2023 Notes will begin generating an annual interest rate of 20%, which will be paid in cash monthly until the default is cured; and (3) if such default continues for 14 or more calendar days, at the investors’ discretion, the April 2023 Notes shall become convertible at the option of the investors into shares of the Company’s common stock at a conversion price equal to the closing price of the Company’s common stock on the date of the note conversion.