Form 10-Q
period 2023-03-31
Digital Brands Group, Inc.
filed 2023-05-22
CIK 1668010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 22, 2023 the Company had 5,974,969 shares of common stock, $0.0001 par value, issued and outstanding.

DIGITAL BRANDS GROUP, NC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

DIGITAL BRANDS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	Unaudited	Audited
ASSETS
Current assets:
Cash and cash equivalents	$1,969,250	$1,283,282
Accounts receivable, net	345,439	628,386
Due from factor, net	590,253	839,400
Inventory	4,926,094	5,225,282
Prepaid expenses and other current assets	1,071,330	853,044
Total current assets	8,902,366	8,829,394
Property, equipment and software, net	71,803	76,657
Goodwill	10,103,812	10,103,812
Intangible assets, net	13,473,151	14,427,503
Deposits	110,962	198,341
Right of use asset	467,738	102,349
Total assets	$33,129,832	$33,738,056

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$7,671,050	$8,098,165
Accrued expenses and other liabilities	4,921,970	4,457,115
Deferred revenue	317,421	202,129
Due to related parties	452,055	556,225
Contingent consideration liability	12,098,475	12,098,475
Convertible note payable, net	100,000	2,721,800
Accrued interest payable	1,780,535	1,561,795
Note payable - related party	129,489	129,489
Loans payable, current	1,329,507	1,966,250
Promissory notes payable, net	10,914,831	9,000,000
Right of use liability, current portion	425,654	102,349
Total current liabilities	40,140,987	40,893,792
Loans payable, net of current portion	798,759	297,438
Right of use liability	53,107	—
Total liabilities	40,992,853	41,191,230

Commitments and contingencies

Stockholders’ deficit:
Undesignated preferred stock, $0.0001 par, 10,000,000 shares authorized, 0 shares issued and outstanding as of both March 31, 2023 and December 31, 2022	—	—
Series A preferred stock, $0.0001 par, 1 share authorized, no shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Series A convertible preferred stock, $0.0001 par, 6,800 shares designated, 6,300 shares issued and outstanding as of both March 31, 2023 and December 31, 2022	1	1
Common stock, $0.0001 par, 1,000,000,000 shares authorized, 5,974,969 and 4,468,939 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	598	447
Additional paid-in capital	102,020,045	96,293,694
Accumulated deficit	(109,883,665)	(103,747,316)
Total stockholders’ deficit	(7,863,021)	(7,453,174)
Total liabilities and stockholders’ deficit	$33,129,832	$33,738,056

See the accompanying notes to the unaudited condensed consolidated financial statements

DIGITAL BRANDS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31,
	2023	2022
		Restated
Net revenues	$5,095,234	$3,432,410
Cost of net revenues	2,656,652	2,292,191
Gross profit	2,438,582	1,140,219
Operating expenses:
General and administrative	4,636,844	4,277,955
Sales and marketing	1,115,643	1,040,572
Distribution	270,185	202,848
Change in fair value of contingent consideration	—	1,200,321
Total operating expenses	6,022,672	6,721,696
Loss from operations	(3,584,090)	(5,581,477)
Other income (expense):
Interest expense	(1,873,270)	(1,567,877)
Other non-operating income (expenses)	(678,989)	(683,588)
Total other income (expense), net	(2,552,259)	(2,251,465)
Income tax benefit (provision)	—	—
Net loss	$(6,136,349)	$(7,832,942)

Weighted average common shares outstanding - basic and diluted	5,670,362	132,351
Net loss per common share - basic and diluted	$(1.08)	$(59.18)

See the accompanying notes to the unaudited condensed consolidated financial statements

DIGITAL BRANDS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Series A Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances at December 31, 2021	—	$—	130,018	$13	$58,614,160	$(65,703,954)	$(7,089,781)
Conversion of notes into common stock	—	—	8,739	1	1,201,581	—	1,201,582
Stock-based compensation	—	—	—	—	139,093	—	139,093
Net loss	—	—	—	—	—	(7,832,942)	(7,832,942)
Balances at March 31, 2022	—	$—	138,757	$14	$59,954,834	$(73,536,896)	$(13,582,048)

Balances at December 31, 2022	6,300	$1	4,468,939	$447	$96,293,694	$(103,747,316)	$(7,453,174)
Issuance of common stock pursuant to private placement	—	—	1,277,140	128	4,999,875	—	5,000,003
Offering costs	—	—	—	—	(536,927)	—	(536,927)
Shares issued for services	—	—	118,890	12	499,326	—	499,338
Shares and warrants issued with notes	—	—	110,000	11	658,483	—	658,494
Stock-based compensation	—	—	—	—	105,594	—	105,594
Net loss	—	—	—	—	—	(6,136,349)	(6,136,349)
Balances at March 31, 2023	6,300	$1	5,974,969	$598	$102,020,045	$(109,883,665)	$(7,863,021)

See the accompanying notes to the unaudited condensed consolidated financial statements

DIGITAL BRANDS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(6,136,349)	$(7,832,942)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	959,207	552,004
Amortization of loan discount and fees	1,412,425	1,093,583
Loss on extinguishment of debt	689,100	—
Stock-based compensation	105,594	139,093
Shares issued for services	499,338	—
Change in credits due customers	109,298	(9,067)
Change in fair value of warrant liability	—	(5,970)
Change in fair value of derivative liability	—	682,103
Change in fair value of contingent consideration	—	1,200,321
Changes in operating assets and liabilities:
Accounts receivable, net	282,947	(49,554)
Factored receivables	(77,776)	294,439
Inventory	299,188	262,753
Prepaid expenses and other current assets	(218,286)	(126,369)
Accounts payable	(416,093)	1,972,441
Accrued expenses and other liabilities	464,855	669,514
Deferred revenue	115,292	71,707
Accrued interest	218,740	450,788
Net cash used in operating activities	(1,692,520)	(635,156)
Cash flows from investing activities:
Purchase of property, equipment and software	—	(5,576)
Deposits	87,379	—
Net cash provided by (used in) investing activities	87,379	(5,576)
Cash flows from financing activities:
Proceeds (repayments) from related party advances	(104,170)	(11,105)
Advances (repayments) from factor	217,625	(179,126)
Issuance of loans and notes payable	3,542,199	868,582
Repayments of convertible notes and loans payable	(5,677,621)	—
Issuance of common stock pursuant to private placement	5,000,003	—
Offering costs	(686,927)	—
Net cash provided by financing activities	2,291,109	678,351
Net change in cash and cash equivalents	685,968	37,619
Cash and cash equivalents at beginning of period	1,283,282	528,394
Cash and cash equivalents at end of period	$1,969,250	$566,013
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$60,465	$—
Supplemental disclosure of non-cash investing and financing activities:
Conversion of notes into common stock	$—	$1,201,582
Right of use asset	$467,738	$250,244

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

NOTE 2: GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated profits since inception, has sustained net losses of $6,136,349 and $7,832,942 for the three months ended March 31, 2023 and 2022, respectively, and has incurred negative cash flows from operations for the three months ended March 31, 2023 and 2022. The Company has historically lacked liquidity to satisfy obligations as they come due and as of March 31, 2023, and the Company had a working capital deficit of $31,238,621. These factors, among others, arise substantial doubt about the Company’s ability to continue as a going concern. The Company expects to continue to generate operating losses for the foreseeable future. The accompanying consolidated financial statements do not include any adjustments as a result of this uncertainty.

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

Reverse Stock Split

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

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated balance sheet as of March 31, 2023, the unaudited condensed consolidated statements of operations for the three and three months ended March 31, 2023 and 2022 and of cash flows for the three months ended March 31, 2023 and 2022 have been prepared by the Company, pursuant to the rules and regulations of the SEC for the interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The unaudited interim consolidated financial statements have been prepared on a basis consistent with the audited consolidated financial statements and in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the consolidated results for the interim periods presented and of the consolidated financial condition as of the date of the interim consolidated balance sheet. The results of operations are not necessarily indicative of the results expected for the year ended December 31, 2023.

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2022 included in the Company’s Annual Form 10-K filed with SEC on April 17, 2023.

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

Restatement of Previously Issued Financial Statements

Certain prior year accounts have been reclassified to conform with current year presentation pertaining to cost of net revenue and general and administrative expenses. The Company has reclassified $333,280 in general and administrative expenses per previously reported financial statements to cost of net revenues in the accompanying consolidated statements of operations for the three months ended March 31, 2022. The reclassified costs from general and administrative expense to cost of net revenues are primarily personnel and warehouse related costs. The reclassification had no effect on the reported results of operations.

Cash and Equivalents and Concentration of Credit Risk

The Company considers all highly liquid securities with an original maturity of less than three months to be cash equivalents. As of March 31, 2023 and December 31, 2022, the Company did not hold any cash equivalents. The Company’s cash and cash equivalents in bank deposit accounts, at times, may exceed federally insured limits of $250,000.

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

	Fair Value Measurements
	as of March 31, 2023 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent consideration	$—	$—	$12,098,475	$12,098,475
	$—	$—	$12,098,475	$12,098,475

	Fair Value Measurements
	as of December 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent consideration	$—	$—	$12,098,475	$12,098,475
	$—	$—	$12,098,475	$12,098,475

Contingent Consideration

The Company records a contingent consideration liability relating to stock price guarantees included in its acquisitions of Bailey44 and H&J. The estimated fair value of the contingent consideration is recorded using significant unobservable measures and other fair value inputs and is therefore classified as a Level 3 financial instrument.

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

The detail of contingent consideration by company is as follows:

	March 31,	December 31,
	2023	2022
Bailey	$10,698,475	$10,698,475
Harper & Jones	1,400,000	1,400,000
	$12,098,475	$12,098,475

The contingent consideration liabilities were revalued for a final time as of May 18, 2022, the anniversary date of the Company’s initial public offering. As of the date of the issuance of these financial statements, the contingent consideration liabilities were not yet settled with shares.

In December 2022, the Company paid $645,304 to the H&J Seller to partially reduce the contingent consideration balance owed. As of the date of these financial statements, the Company and the H&J Seller are in the process of amending the May 2021 purchase agreement to determine the ultimate settlement of the Company’s common stock to the H&J Seller by the second quarter of 2023.

Inventory

Inventory is stated at the lower of cost or net realizable value and accounted for using the weighted average cost method for DSTLD and first-in, first-out method for Bailey, Stateside and Sundry. The inventory balances as of March 31, 2023 and December 31, 2022 consist substantially of finished good products purchased or produced for resale, as well as any raw materials the Company purchased to modify the products and work in progress.

Inventory consisted of the following:

	March 31,	December 31,
	2023	2022
Raw materials	$1,512,651	$1,611,134
Work in process	653,412	888,643
Finished goods	2,760,031	2,725,505
Inventory	$4,926,094	$5,225,282

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

Annual Impairment

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

Net Loss per Share

Net earnings or loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period, excluding shares subject to redemption or forfeiture. The Company presents basic and diluted net earnings or loss per share. Diluted net earnings or loss per share reflect the actual weighted average of common shares issued and outstanding during the period, adjusted for potentially dilutive securities outstanding. Potentially dilutive securities are excluded from the computation of the diluted net loss per share if their inclusion would be anti-dilutive. As all potentially dilutive securities are anti-dilutive as of March 31, 2023 and 2022, diluted net loss per share is the same as basic net loss per share for each year. Potentially dilutive items outstanding as of March 31, 2023 and 2022 are as follows:

	March 31,
	2023	2022
Convertible notes	—	51,648
Series A convertible preferred stock	108	—
Common stock warrants	5,943,626	9,145
Stock options	38,951	38,951
Total potentially dilutive shares	5,982,685	99,744

The stock options and warrants above are out-of-the-money as of March 31, 2023 and 2022.

Recent Accounting Pronouncements

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which amends and clarifies several provisions of Topic 326. In May 2019, the FASB issued ASU 2019-05, Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief, which amends Topic 326 to allow the fair value option to be elected for certain financial instruments upon adoption. ASU 2019-10 extended the effective date of ASU 2016-13 until December 15, 2022. The Company adopted this new guidance, including the subsequent updates to Topic 326, on January 1, 2023 and the adoption did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

Management does not believe that any other recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, the Company will adopt those that are

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information presents the Company’s financial results as if the Sundry acquisition had occurred as of January 1, 2022. The unaudited pro forma financial information is not necessarily indicative of what the financial results actually would have been had the acquisitions been completed on this date. In addition, the unaudited pro forma financial information is not indicative of, nor does it purport to project, the Company’s future financial results. The following unaudited pro forma financial information includes incremental property and equipment depreciation and intangible asset amortization as a result of the acquisitions. The pro forma information does not give effect to any estimated and potential cost savings or other operating efficiencies that could result from the acquisition:

Three Months Ended
March 31,
2022
Net revenues	$8,606,548
Net loss	$(8,292,427)
Net loss per common share	$(62.65)

NOTE 4: DUE FROM FACTOR

Due to/from factor consist of the following:

	March 31,	December 31,
	2023	2022
Outstanding receivables:
Without recourse	$1,065,335	$1,680,042
With recourse	76,956	65,411
Matured funds and deposits	108,147	81,055
Advances	(415,201)	(632,826)
Credits due customers	(244,984)	(354,282)
	$590,253	$839,400

NOTE 5: GOODWILL AND INTANGIBLE ASSETS

The following is a summary of goodwill attributable to each business combination:

	March 31,	December 31
	2023	2022
Bailey	$3,158,123	$3,158,123
Harper & Jones	1,130,311	1,130,311
Stateside	2,104,056	2,104,056
Sundry	3,711,322	3,711,322
	$10,103,812	$10,103,812

The following table summarizes information relating to the Company’s identifiable intangible assets as of March 31, 2023:

	Gross	Accumulated	Carrying
	Amount	Amortization	Value
Amortized:
Customer relationships	$11,452,230	$(4,554,959)	$6,897,271
	$11,452,230	$(4,554,959)	$6,897,271

Indefinite-lived:
Brand name	$6,575,880	—	6,575,880
	$18,028,110	$(4,554,959)	$13,473,151

The Company recorded amortization expense of $954,353 and $537,813 during the three months ended March 31, 2023 and 2022, respectively, which is included in general and administrative expenses in the consolidated statements of operations.

NOTE 6: LIABILITIES AND DEBT

Accrued Expenses and Other Liabilities

The Company accrued expenses and other liabilities line in the consolidated balance sheets is comprised of the following as of March 31, 2023 and December 31,2022:

	March 31,	December 31,
	2023	2022
Accrued expenses	$602,053	$705,135
Reserve for returns	294,147	307,725
Payroll related liabilities	3,586,356	2,974,362
Sales tax liability	267,419	339,843
Other liabilities	171,995	130,050
	$4,921,970	$4,457,115

As of March 31, 2023, payroll liabilities included an aggregate of $1,249,060 in payroll taxes due to remit to federal and state authorities. Of this amount, $581,412 pertained to DBG and $667,648 pertained to Bailey44. The amounts are subject to further penalties and interest.

As of March 31, 2023 and December 31, 2022, accrued expenses included $535,000 in accrued common stock issuances pursuant to an advisory agreement for services performed in 2022. The 5,000 shares of common stock owed per the agreement are expected to be issued in the second quarter of 2023.

Convertible Debt

2020 Regulation D Offering

As of March 31, 2023 and December 31, 2022, there was $100,000 remaining in outstanding principal that was not converted into equity.

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

In connection with the December Notes, the Company issued to the investors an aggregate of 469,480 warrants to purchase common stock at an exercise price equal to $4.26, and 60,000 shares of common stock. The Company recognized $428,200 as a debt discount for the fair value of the warrants and common shares using the Black-Scholes option model, resulting in a total debt discount of $1,378,200.

In February 2023, the principal of $4,000,000 of the December Notes were fully repaid. The Company amortized $689,100 of debt discount up until the repayment date, and then recognized a loss on extinguishment of debt of $689,100 which is included in other non-operating income (expenses) on the consolidated statements of operations.

The following is a summary of the convertible notes for the three months ended March 31, 2023:

		Unamortized	Convertible Note
	Principal	Debt Discount	Payable, Net
Balance, December 31, 2022	$4,100,000	$(1,378,200)	$2,721,800
Repayments of notes	(4,000,000)	—	(4,000,000)
Amortization of debt discount	—	689,100	689,100
Loss on extinguishment of debt	—	689,100	689,100
Balance, March 31, 2023	$100,000	$—	$100,000

During the three months ended March 31, 2022, the Company converted an aggregate of $888,930 in outstanding principal into 8,739 shares of common stock.

During the three months ended March 31, 2023 and 2022, the Company amortized $689,100 and $1,058,583, respectively of debt discount to interest expense pertaining to convertible notes.

In January 2023, the Company issued 110,000 shares of common stock at a fair value of $322,300 to a former convertible noteholder pursuant to default provisions. The amount was included in interest expense in the consolidated statements of operations.

Loan Payable — PPP and SBA Loan

As of March 31, 2023 and December 31, 2022, H&J had an outstanding loan under the EIDL program of $146,707 and $147,438, respectively.

As of both March 31, 2023 and December 31, 2022, Bailey had an outstanding PPP Loan balance of $933,295 and matures in 2026.

Loan Payable

In May 2021, H&J entered into a loan payable with a bank and received proceeds of $75,000. The line bears interest at 7.76% and matures in December 2025. As of both March 31, 2023 and December 31, 2022, the outstanding balance was $73,187.

Note Payable – Related Party

As of both March 31, 2023 and December 31, 2022, H&J had an outstanding note payable of $129,489 owned by the H&J Seller. The note matured in July 2022, is technically in default and bears interest at 12% per annum.

Merchant Advances

In 2022, H&J entered into merchant advance loans for proceeds of $147,267. The loan bears interest at 9.9% per annum. As of December 31, 2022, the outstanding principal of the loans was $63,433, which was fully repaid in 2023.

In 2022, the Company obtained several merchant advances. These advances are, for the most part, secured by expected future sales transactions of the Company with expected payments on a weekly basis. As of December 31, 2022, $896,334 remained outstanding. During the three months ended March 31, 2023, the Company received additional proceeds totaling $1,040,148 and made repayments totaling $1,613,457. As of March 31, 2023, the remaining principal outstanding was $323,025. In connection with these advances, the Company granted 152,380 warrants to purchase common stock at an exercise price of $5.25 to the lender in connection with its merchant advances.

In 2023, the Company obtained merchant advances totaling $502,051 from Shopify Capital, all of which was outstanding as of March 31, 2023. These advances are, for the most part, secured by expected future sales transactions of the Company with expected payments on a daily basis.

Promissory Note Payable

As of March 31, 2023 and December 31, 2022, the outstanding principal on the note to the sellers of Bailey was $3,500,000. The maturity date was December 31, 2022. As of the date of these financial statements, the parties are undergoing an extension of the maturity date, but is in technical default. Interest expense was $105,000 and $105,000 for the three months ended March 31, 2023 and 2022, respectively, which was accrued and unpaid as of March 31, 2023.

The Company issued a promissory note in the principal amount of $5,500,000 to the Sundry Holders pursuant to the Sundry acquisition. The note bears interest at 8% per annum and matures on February 15, 2023. In February 2023, the parties verbally agreed to extend the maturity date to December 31, 2023. As of March 31, 2023 and December 31, 2022, the outstanding principal was $5,500,000. Interest expense was $110,000 for the three months ended March 31, 2023, which was accrued and unpaid as of March 31, 2023.

In March 2023, the Company and various purchasers executed a Securities Purchase Agreement (“March 2023 Notes”) whereby the investors purchased from the Company promissory notes in the aggregate principal amount of $2,458,750, consisting of original issue discount of $408,750. The Company received net proceeds of $1,850,000 after additional fees. The March 2023 Notes are due and payable on September 30, 2023 (the “Maturity Date”). The Company will also have the option to prepay the Notes with no penalties at any time prior to the Maturity Date. If the Company completes a debt or equity financing of less than $7,500,000, the Company is required to repay 50% of the remaining balance of the March 2023 Notes. Following such 50% repayment, the Company must also use any proceeds from any subsequent debt or equity financing to repay the March 2023 Notes. Upon the closing of any debt or equity financing of $7,500,000 or greater, the Company is required to repay 100% of the Notes with no penalties. There is no additional interest after the 20% original interest discount. The Company recognized a debt discount of $608,750, of which $64,831 was amortized through March 31, 2023.

The following is a summary of promissory notes payable, net:

	March 31,	December 31,
	2023	2022
Bailey Note	$3,500,000	$3,500,000
Sundry Note	5,500,000	5,500,000
March 2023 Notes - principal	2,458,750	—
March 2023 Notes - unamortized debt discount	(543,919)	—
Promissory note payable, net	$10,914,831	$9,000,000

NOTE 7: STOCKHOLDERS’ DEFICIT

On January 11, 2023, the Company, entered into a Securities Purchase Agreement (the “Purchase Agreement”) with a certain accredited investor (the “Investor”), pursuant to which the Company agreed to issue and sell, in a private placement (the “January Private Placement”), an aggregate of 475,000 shares (the “Shares”) of the Company’s common stock (“Common Stock”), and accompanying warrants (the “Common Warrants”) to purchase 475,000 shares of Common Stock, at a combined purchase price of $3.915 per share and Common Warrant, and (ii) 802,140 pre-funded warrants (the “Pre-Funded Warrants” and together with the Common Warrants, the “Warrants” and together with the Shares and the shares of Common Stock underlying the Warrants, the “Securities”) exercisable for 802,140 shares of Common Stock, and accompanying Common Warrants to purchase 802,140 shares of Common Stock, at a combined purchase price of $3.915 per Pre-Funded Warrant and accompanying Common Warrant, to the Investors, for aggregate gross proceeds from the Private Placement of approximately $5 million before deducting placement agent fees and related offering expenses. As a result of the transaction, the Company issued 1,277,140 shares of common stock, including the 475,000 shares and the immediate exercise of 802,140 pre-funded warrants, for gross proceeds of $5.0 million. The Company received net proceeds of $4.3 million after deducting placement agent fees and offering expenses.

In January 2023, the Company issued 110,000 shares of common stock at a fair value of $322,300 to a former convertible noteholder pursuant to default provisions.  The amount was included in interest expense in the consolidated statements of operations.

In March 2023, the Company issued an aggregate of 118,890 shares of common stock to Sundry executives based on their employment agreements with the Company.  The fair value of $499,338, or $4.20 per share as determined by the agreements, was included in general and administrative expenses in the consolidated statements of operations.

During the three months ended March 31, 2022, the Company converted an aggregate of $888,930 in outstanding principal into 8,739 shares of common stock.

NOTE 8: RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2023 and 2022, the Company made repayments for amounts due to related parties totaling $104,170 and $11,105, respectively. As of March 31, 2023 and December 31, 2022, amounts due to related parties were $452,055 and $556,225, respectively.  The advances are unsecured, non-interest bearing and due on demand. Amounts due to related parties consist of current and former executives, and a board member.

As of March 31, 2023 and December 31, 2022, H&J had an outstanding note payable of $129,489 owned by the H&J Seller. The note matured on December 10, 2022 and bears interest at 12% per annum. The note is in technical default.

NOTE 9: SHARE-BASED PAYMENTS

Common Stock Warrants

In connection with the January Private Placement, the Company granted 802,140 pre-funded warrants which were immediately exercised for shares of common stock. The Company also granted an additional 1,277,140 warrants as part of the offering. Each warrant has an exercise price of $3.80 per share, is immediately exercisable upon issuance and expires five years after issuance. The Company also granted the placement agent 95,786 warrants to purchase common stock at an exercise price of $4.8938 per share, which is immediately exercisable upon issuance and expires five years after issuance.

In connection with merchant advances (Note 6), the Company granted 152,380 warrants to purchase common stock at an exercise price of $5.25. The warrants are immediately exercisable upon issuance and expire five years after issuance.

The following is a summary of warrant activity:

	Common	Weighted
	Stock	Average
	Warrants	Exercise Price
Outstanding - December 31, 2022	4,418,320	$8.37
Granted	2,327,446	3.98
Exercised	(802,140)	3.92
Forfeited	—	—
Outstanding - March 31, 2023	5,943,626	$7.75
Exercisable at December 31, 2022	4,281,956	$8.42
Exercisable at March 31, 2023	5,807,262	$7.78

Stock Options

As of March 31, 2023 and December 31, 2022, the Company had 38,951 stock options outstanding with a weighted average exercise price of $362.11 per share. As of March 31, 2023, there were 35,365 options exercisable.

Stock-based compensation expense of $105,594 and $139,093 was recognized for the three months ended March 31, 2023 and 2022. During the three months ended March 31, 2023 and 2022, $14,399 and $14,399 was recorded to sales and marketing expense, and all other stock compensation was included in general and administrative expense in the condensed consolidated statements of operations. Total unrecognized compensation cost related to non-vested stock option awards as of March 31, 2023 amounted to $472,406 and will be recognized over a weighted average period of 1.2 years.

NOTE 10: LEASE OBLIGATIONS

In January 2023, the Company entered into a lease agreement extension for its corporate office and distribution center in Vernon, California that expires on December 31, 2023. The lease has monthly base rent payments of $38,105. As a result of the extension, the Company recognized a right of use asset and liability of $342,341 using a discount rate of 8.0%. As of March 31, 2023, the Company has $954,722 in accounts payable for past rents due to the landlord pertaining to this lease.

In May 2023, the Company entered into a lease agreement extension for a showroom space in Los Angeles, California that commences in March 2023 and expires in January 2025. The original lease began in April 2018 and terminated in May 2020, at which point the lease was month to month. The lease has a monthly base rent of $6,520 until January 31, 2025, at which point the base rent increases to $6,781 until the end of the lease. As a result of the extension, the Company recognized a right of use asset and liability of $125,397 using a discount rate of 8.0%. As of March 31, 2023, the Company has $187,032 in accounts payable for past rents due to the landlord pertaining to this lease.

Stateside and Sundry utilize a lease for a showroom in Los Angeles, California which is month to month.

Total rent expense for the three months ended March 31, 2023 and 2022 was $172,685 and $274,422, respectively.

NOTE 11: CONTINGENCIES

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

On November 9, 2022, a vendor filed a lawsuit against Digital Brand’s Group related to prior services rendered. The claims (including fines, fees, and legal expenses) total an aggregate of $50,190. The matter was settled in January 2023 and are on payment plans which will be paid off in April 2023.

In August 2020 and March 2021, two lawsuits were filed against Bailey’s by third-party’s related to prior services rendered. The claims (including fines, fees, and legal expenses) total an aggregate of $96,900. Both matters were settled in February 2022 and are on payment plans which will be paid off in July and September of 2023.

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

A vendor filed a lawsuit against Bailey 44 related to a retail store lease in the amount of $1.5 million. The Company is disputing the claim for damages and the matter is ongoing. The vendor has recently updated the claim to now be $450,968 after signing a long-term lease with another brand for this location. The Company is disputing this new amount after review of the lease.

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

All claims above, to the extent management believes it will be liable, have been included in accounts payable and accrued expenses and other liabilities in the accompanying consolidated balance sheet as of March 31, 2023.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and related notes for the year ended December 31, 2022 included in Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC on April 17, 2023.

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

Stateside and Sundry sell its products directly to customers. Stateside and Sundry also sell its products indirectly through wholesale channels that include third-party online channels and physical channels such as specialty retailers and department stores.

Cost of Net Revenue

DSTLD, Bailey, Stateside and Sundry’s cost of net revenue include direct cost of purchased merchandise; inventory shrinkage; inventory adjustments due to obsolescence, including excess and slow-moving inventory and lower of cost and net realizable reserves, duties; and inbound freight.

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

Interest Expense

Interest expense consists primarily of interest related to our debt outstanding to promissory notes, convertible debt, and other interest bearing liabilities.

Results of Operations

Three Months Ended March 31, 2023 compared to Three Months Ended March 31, 2022

The following table presents our results of operations for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
	2023	2022
Net revenues	$5,095,234	$3,432,410
Cost of net revenues	2,656,652	2,292,191
Gross profit	2,438,582	1,140,219
General and administrative	4,636,844	4,277,955
Sales and marketing	1,115,643	1,040,572
Other operating expenses	270,185	1,403,169
Operating loss	(3,584,090)	(5,581,477)
Other expenses	(2,552,259)	(2,251,465)
Loss before provision for income taxes	(6,136,349)	(7,832,942)
Provision for income taxes	—	—
Net loss	$(6,136,349)	$(7,832,942)

Net Revenues

Revenues increased by $1.7 million to $5.1 million for the three months ended March 31, 2023, compared to $3.4 million in the corresponding fiscal period in 2022. The increase was primarily due to full results in 2023 pertaining to the acquisition of Sundry in December 2022.

Gross Profit

Our gross profit increased by $1.3 million for the three months ended March 31, 2023 to $2.4 million from a gross profit of $1.1 million for the corresponding fiscal period in 2022. The increase in gross margin was primarily attributable to increased revenue in the three months ended March 31, 2023 and the gross profit achieved by Sundry since the acquisition.

Our gross margin was 47.9% for three months ended March 31, 2023 compared to 33.2% for the three months ended March 31, 2022. The increase in gross margin was due to our ability to achieve cost efficiencies amongst all brands after the Sundry acquisition in December 2022, as well as heavy discounting in the first quarter of 2022.

Operating Expenses

Our operating expenses decreased by $0.7 million for the three months ended March 31, 2023 to $6.0 million compared to $6.7 million for the corresponding fiscal period in 2022. The decrease in operating expenses was primarily due to the change in fair value of contingent consideration of $1.2 million in 2022, as well as slightly lower general and administrative expenses in 2022 due to various cost cutting measures and efficiencies in fully absorbing all of our brands. The decrease was partially offset by $0.5 million in general and administrative expenses in 2023 based on shares issued to employees. We expect operating expenses to increase in total dollars and as a percentage of revenues as our revenue base increases.

Other Income (Expenses)

Other income/expenses was $2.6 and $2.3 million for the three months ended March 31, 2023 and 2022, respectively. Other expense includes interest expense, consisting of interest on outstanding loans and amortization of debt discount, loss on extinguishment of debt in 2023 and change in fair value of derivative liability in 2022.

Net Loss

Our net loss decreased by $1.7 million to a loss of $6.1 million for the three months ended March 31, 2023 compared to a loss of $7.8 million for the corresponding fiscal period in 2022 primarily due to higher gross profit resulting from our Sundry acquisition and less operating expenses driven by the change in fair value of contingent consideration.

Liquidity and Capital Resources

Each of DBG, Bailey, H&J, Stateside and Sundry has historically funded operations with internally generated cash flow and borrowings and capital raises. Changes in working capital, most notably accounts receivable, are driven primarily by levels of business activity. Historically each of DBG, Bailey, H&J, Stateside and Sundry has maintained credit line facilities to support such working capital needs and makes repayments on that facility with excess cash flow from operations.

As of March 31, 2023, we had cash of $2.0 million, but we had a working capital deficit of $31.2 million. The Company requires significant capital to meet its obligations as they become due. These factors raise substantial doubt about our Company’s ability to continue as a going concern. Throughout the next twelve months, the Company plans to continue to fund its capital funding needs through a combination of public or private equity offerings, debt financings or other sources. There can be no assurance as to the availability or terms upon which such financing and capital might be available in the future. If the Company is unable to secure additional funding, it may be forced to curtail its business plans.

Cash Flow Activities

The following table presents selected captions from our condensed statement of cash flows for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
	2023	2022
Net cash provided by operating activities:
Net loss	$(6,136,349)	$(7,832,942)
Non-cash adjustments	$3,774,961	$3,652,067
Change in operating assets and liabilities	$668,867	$3,545,719
Net cash used in operating activities	$(1,692,520)	$(635,156)
Net cash provided by (used in) investing activities	$87,379	$(5,576)
Net cash provided by financing activities	$2,291,109	$678,351
Net change in cash	$685,968	$37,619

Cash Flows Used In Operating Activities

Our cash used by operating activities increased by $1.1 million to cash used of $1.7 million for the three months ended March 31, 2023 as compared to cash used of $0.6 million for the corresponding fiscal period in 2022. The increase in net cash used in operating activities was primarily driven by changes in our operating assets and liabilities, partially offset by a lower net loss in 2023.

Cash Flows Provided By Investing Activities

Our cash provide by investing activities was $87,379 in 2023 due to return of deposits. Our cash used in investing activities was $5,576 in 2022 due to purchases of property and equipment.

Cash Flows Provided by Financing Activities

Cash provided by financing activities was $2.3 million for the three months ended March 31, 2023. Cash inflows included $4.3 million in net proceeds from the January Private Transaction, $3.5 million in proceeds from loans and promissory notes and $0.2 million in advances from the factor.

Cash provided by financing activities was $0.7 million for the three months ended March 31, 2022. Cash inflows in the three months ended March 31, 2022 were primarily related to $0.9 million in proceeds from venture debt and loans, partially offset by factor repayments of $0.2 million.

Contractual Obligations and Commitments

As of March 31, 2023, we have a $13.6 million in outstanding principal on debt, primarily our promissory notes due to the Bailey44 and Sundry Sellers, the March 2023 Notes, PPP and merchant advances. Aside from our remaining non-current SBA obligations, all outstanding loans have maturity dates through 2024.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, who serve as our principal executive officer and principal financial and accounting officer, respectively, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. In making this evaluation, our management considered the material weakness in our internal control over financial reporting described below. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of such date.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On November 9, 2022, a vendor filed a lawsuit against Digital Brand’s Group related to prior services rendered. The claims (including fines, fees, and legal expenses) total an aggregate of $50.190. The matter was settled in January 2023 and are on payment plans which will be paid off in April 2023.

In August 2020 and March 2021, two lawsuits were filed against Bailey’s by third-party’s related to prior services rendered. The claims (including fines, fees, and legal expenses) total an aggregate of $96,900. Both matters were settled in February 2022 and are on payment plans which will be paid off in July and September of 2023.

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

A vendor filed a lawsuit against Bailey 44 related to a retail store lease in the amount of $1.5 million. The Company is disputing the claim for damages and the matter is ongoing. The vendor has recently updated the claim to now be $450,968 after signing a long-term lease with another brand for this location. The Company is disputing this new amount after review of the lease.

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

All claims above, to the extent management believes it will be liable, have been included in accounts payable and accrued expenses and other liabilities in the accompanying consolidated balance sheet as of March 31, 2023.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

On January 11, 2023, the Company, entered into a Securities Purchase Agreement (the “Purchase Agreement”) with a certain accredited investor (the “Investor”), pursuant to which the Company agreed to issue and sell, in a private placement (the “Private Placement”), an aggregate of 475,000 shares (the “Shares”) of the Company’s common stock (“Common Stock”), and accompanying warrants (the “Common Warrants”) to purchase 475,000 shares of Common Stock, at a combined purchase price of $3.915 per share and Common Warrant, and (ii) 802,140 pre-funded warrants (the “Pre-Funded Warrants” and together with the Common Warrants, the “Warrants” and together with the Shares and the shares of Common Stock underlying the Warrants, the “Securities”) exercisable for 802,140 shares of Common Stock, and accompanying Common Warrants to purchase 802,140 shares of Common Stock, at a combined purchase price of $3.915 per Pre-Funded Warrant and accompanying Common Warrant, to the Investors, for aggregate gross proceeds from the Private Placement of approximately $5 million before deducting placement agent fees and related offering expenses. As a result of the transaction, the Company issued 1,277,140 shares of common stock, including the 475,000 shares and the immediate exercise of 802,140 pre-funded warrants, for gross proceeds of $5.0 million. The Company received net proceeds of $4.3 million after deducting placement agent fees and offering expenses.

In connection with the January Private Placement, the Company granted 802,140 pre-funded warrants which were immediately exercised for shares of common stock. The Company also granted an additional 1,277,140 warrants as part of the offering. Each warrant has an exercise price of $3.80 per share, is immediately exercisable upon issuance and expires five years after issuance. The Company also granted the placement agent 95,786 warrants to purchase common stock at an exercise price of $4.8938 per share, which is immediately exercisable upon issuance and expires five years after issuance.

In connection with merchant advances, the Company granted 152,380 warrants to purchase common stock at an exercise price of $5.25. The warrants are immediately exercisable upon issuance and expires five years after issuance.

In January 2023, the Company issued 110,000 shares of common stock to a former convertible noteholder pursuant to default provisions.

In March 2023, the Company issued an aggregate of 118,890 shares of common stock to Sundry executives based on their employment agreements with the Company.

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

10.42

Form of Securities Purchase Agreement, dated April 7, 2023, by and among Digital Brands Group, Inc. and the Investors (incorporated by reference to Exhibit 10.1 of Digital Brands Group Inc.’s Form 8-K/A filed with the SEC on April 18, 2023).

10.43

Form of Promissory Note, dated April 7, 2023, by Digital Brands Group, Inc. in favor each Investor (incorporated by reference to Exhibit 10.2 of Digital Brands Group Inc.’s Form 8-K/A filed with the SEC on April 18, 2023).

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

DIGITAL BRANDS GROUP, INC.

May 22, 2023	By:	/s/ John Hilburn Davis, IV
John Hilburn Davis, IV, Chief Executive Officer

May 22, 2023	By:	/s/ Reid Yeoman
Reid Yeoman, Chief Financial Officer