Form 10-Q
period 2023-06-30
Digital Brands Group, Inc.
filed 2023-08-21
CIK 1668010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 21, 2023 the Company had 7,927,549 shares of common stock, $0.0001 par value, issued and outstanding.

DIGITAL BRANDS GROUP, NC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

DIGITAL BRANDS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$335,470	$1,275,616
Accounts receivable, net	196,919	583,368
Due from factor, net	438,142	839,400
Inventory	4,771,271	5,122,564
Prepaid expenses and other current assets	872,142	766,901
Assets per discontinued operations, current	—	241,544
Total current assets	6,613,944	8,829,393
Property, equipment and software, net	98,170	104,512
Goodwill	8,973,501	8,973,501
Intangible assets, net	11,421,311	12,906,238
Deposits	106,547	193,926
Right of use asset	339,085	102,349
Assets per discontinued operations	—	2,628,136
Total assets	$27,552,558	$33,738,055

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$8,143,991	$8,016,173
Accrued expenses and other liabilities	5,038,937	3,936,920
Due to related parties	472,790	555,217
Contingent consideration liability	—	12,098,475
Convertible note payable, net	100,000	2,721,800
Accrued interest payable	1,779,274	1,561,795
Loan payable, current	1,190,405	1,829,629
Promissory note payable, net	5,613,839	9,000,000
Right of use liability, current portion	312,226	102,349
Liabilities per discontinued operations, current	—	1,071,433
Total current liabilities	22,651,462	40,893,791
Loan payable	443,635	150,000
Right of use liability	33,501	—
Liabilities per discontinued operations	—	147,438
Total liabilities	23,128,598	41,191,229

Commitments and contingencies

Stockholders' equity (deficit):
Undesignated preferred stock, $0.0001 par, 10,000,000 shares authorized, 0 shares issued and outstanding as of both June 30, 2023 and December 31, 2022	—	—
Series A preferred stock, $0.0001 par, 1 share authorized, no shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Series B preferred stock, $0.0001 par, 1 share authorized, 1 and no share issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	—	—
Series A convertible preferred stock, $0.0001 par, 6,800 shares designated, 6,300 shares issued and outstanding as of both June 30, 2023 and December 31, 2022	1	1
Series C convertible preferred stock, $0.0001 par, 5,671 shares designated, 5,671 and 0 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	1	—
Common stock, $0.0001 par, 1,000,000,000 shares authorized, 7,927,549 and 4,468,939 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	793	447
Additional paid-in capital	109,262,570	96,293,694
Accumulated deficit	(104,839,404)	(103,747,316)
Total stockholders' equity (deficit)	4,423,960	(7,453,174)
Total liabilities and stockholders' equity (deficit)	$27,552,558	$33,738,055

See the accompanying notes to the unaudited condensed consolidated financial statements

DIGITAL BRANDS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
		Restated		Restated
Net revenues	$4,493,424	$2,649,432	$8,869,803	$5,278,562
Cost of net revenues	2,157,349	1,536,703	4,540,488	3,552,396
Gross profit	2,336,075	1,112,729	4,329,315	1,726,166

Operating expenses:
General and administrative	4,074,051	4,243,031	8,380,063	8,073,621
Sales and marketing	1,097,326	1,372,568	2,036,677	2,230,087
Distribution	242,214	221,925	512,399	424,773
Change in fair value of contingent consideration	(10,698,475)	5,920,919	(10,698,475)	7,121,240
Total operating expenses	(5,284,884)	11,758,443	230,664	17,849,721

Income (loss) from operations	7,620,959	(10,645,714)	4,098,651	(16,123,555)

Other income (expense):
Interest expense	(1,086,888)	(2,173,769)	(2,951,487)	(3,730,612)
Loss on disposition of business	—	—	—	—
Other non-operating income (expenses)	2,240	3,336,963	(676,749)	2,653,375
Total other income (expense), net	(1,084,648)	1,163,194	(3,628,236)	(1,077,237)

Income tax benefit (provision)	—	—	—	—
Net income (loss) from continuing operations	6,536,311	(9,482,520)	470,415	(17,200,792)
Income (loss) from discontinued operations, net of tax	(1,492,050)	(51,404)	(1,562,503)	(166,074)
Net income (loss)	$5,044,261	$(9,533,924)	$(1,092,088)	$(17,366,866)

Weighted average common shares outstanding - basic	6,170,227	358,223	5,920,596	245,911
Weighted average common shares outstanding -diluted	20,865,111	358,223	20,615,480	245,911

Net income (loss) from continuing per common share - basic	$1.06	$(26.47)	$0.08	$(69.95)
Net income (loss) from continuing per common share - diluted	$0.31	$(26.47)	$0.02	$(69.95)

See the accompanying notes to the unaudited condensed consolidated financial statements

DIGITAL BRANDS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Series A Convertible		Series B		Series C Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances at December 31, 2021	—	$—	—	$—	—	$—	130,017	$13	$58,614,160	$(65,703,954)	$(7,089,781)
Conversion of notes into common stock	—	—	—	—	—	—	8,739	1	1,201,581	—	1,201,582
Stock-based compensation	—	—	—	—	—	—	—	—	139,093	—	139,093
Net loss	—	—	—	—	—	—	—	—	—	(7,832,942)	(7,832,942)
Balances at March 31, 2022	—	$—	—	$—	—	$—	138,756	$14	$59,954,834	$(73,536,896)	$(13,582,048)
Issuance of common stock in public offering	—	—	—	—	—	—	373,898	37	9,347,413	—	9,347,450
Offering costs	—	—	—	—	—	—	—	—	(1,930,486)	—	(1,930,486)
Conversion of notes and derivative liability into common stock	—	—	—	—	—	—	16,088	2	600,788	—	600,790
Warrants issued in connection with note	—	—	—	—	—	—	—	—	98,241	—	98,241
Stock-based compensation	—	—	—	—	—	—	—	—	119,759	—	119,759
Net loss	—	—	—	—	—	—	—	—	—	(9,533,924)	(9,533,924)
Balances at June 30, 2022	—	—	—	—	—	—	528,742	$53	$68,190,549	$(83,070,820)	$(14,880,218)

Balances at December 31, 2022	6,300	$1	—	$—	—	$—	4,468,939	$447	$96,293,694	$(103,747,316)	$(7,453,174)
Issuance of common stock pursuant to private placement	—	—	—	—	—	—	1,277,140	128	4,999,875	—	5,000,003
Offering costs	—	—	—	—	—	—	—	—	(536,927)	—	(536,927)
Shares issued for services	—	—	—	—	—	—	118,890	12	499,326	—	499,338
Shares and warrants issued with notes	—	—	—	—	—	—	110,000	11	658,483	—	658,494
Stock-based compensation	—	—	—	—	—	—	—	—	105,594	—	105,594
Net loss	—	—	—	—	—	—	—	—	—	(6,136,349)	(6,136,349)
Balances at March 31, 2023	6,300	1	—	—	—	—	5,974,969	598	102,020,045	(109,883,665)	(7,863,021)
Cancellation of notes and issuance of preferred stock	—	—	—	—	5,761	1	—	—	5,759,177	—	5,759,177
Issuance of Series B preferred stock	—	—	1	—	—	—	—	—	25,000	—	25,000
Issuance of common stock pursuant to disposition	—	—	—	—	—	—	1,952,580	195	1,356,848	—	1,357,043
Stock-based compensation	—	—	—	—	—	—	—	—	101,500	—	101,500
Net income	—	—	—	—	—	—	—	—	—	5,044,261	5,044,261
Balances at June 30, 2023	6,300	$1	1	$—	5,761	$1	7,927,549	$793	$109,262,570	$(104,839,404)	$4,423,960

See the accompanying notes to the unaudited condensed consolidated financial statements

DIGITAL BRANDS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(1,092,088)	$(17,366,866)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,765,619	1,113,188
Amortization of loan discount and fees	1,611,433	2,818,174
Loss on extinguishment of debt	689,100	—
Loss on disposition of business	1,523,940	—
Stock-based compensation	207,094	258,852
Shares issued for services	499,338	—
Change in credit reserve	344,140	(5,053)
Change in fair value of contingent consideration	(10,698,475)	7,121,240
Discontinued operations	7,666
Change in fair value of warrant liability	—	(18,223)
Change in fair value of derivative liability	—	(880,388)
Forgiveness of Payroll Protection Program	—	(1,760,755)
Changes in operating assets and liabilities:
Accounts receivable, net	375,685	(100,662)
Due from factor, net	(96,955)	202,787
Inventory	454,011	(128,255)
Prepaid expenses and other current assets	(44,213)	(395,781)
Accounts payable	92,494	435,110
Accrued expenses and other liabilities	1,346,068	1,461,572
Deferred revenue	(183,782)	(55,034)
Accrued interest	217,479	690,624
Net cash used in operating activities	(2,981,446)	(6,609,470)
Cash flows from investing activities:
Cash disposed	(18,192)	—
Purchase of property, equipment and software	(27,855)	—
Deposits	87,378	—
Net cash provided by investing activities	41,331	—
Cash flows from financing activities:
Proceeds (repayments) from related party advances	(57,427)	(172,036)
Advances (repayments) from factor	154,073	(142,436)
Issuance of loans and note payable	4,194,799	548,808
Repayments of convertible and promissory notes	(6,604,552)	(3,068,750)
Issuance of convertible notes payable	—	2,301,250
Issuance of common stock in public offering	5,000,003	9,347,450
Offering costs	(686,927)	(1,930,486)
Net cash provided by financing activities	1,999,969	6,883,800
Net change in cash and cash equivalents	(940,146)	274,330
Cash and cash equivalents at beginning of period	1,275,616	528,394
Cash and cash equivalents at end of period	$335,470	$802,724
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$686,071	$191,152
Supplemental disclosure of non-cash investing and financing activities:
Conversion of notes into common stock	$—	$1,802,372
Cancellation of notes and issuance of preferred stock	$5,759,177	$—
Right of use asset	$467,738	$201,681
Warrant and common shares issued with notes	$—	$98,241

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

On June 21, 2023, the Company and the former owners of H&J executed a Settlement Agreement and Release (the “Settlement Agreement”) whereby contemporaneously with the parties’ execution of the Settlement Agreement (i) the Company agreed to make an aggregate cash payment of $229,000 to D. Jones Tailored Collection, Ltd. (“D. Jones”), (ii) the Company issued 1,952,580 shares of common stock to D. Jones, and (iii) the Company assigned and transferred one hundred percent (100%) of the Company’s membership interest in H&J to D. Jones. The H&J Settlement was accounted for a business disposition.

NOTE 2: GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated profits since inception, has sustained net losses of $1,092,088 and $17,366,866 for the six months ended June 30, 2023 and 2022, respectively, and has incurred negative cash flows from operations for the six months ended June 30, 2023 and 2022. The Company has historically lacked liquidity to satisfy obligations as they come due and as of June 30, 2023, and the Company had a working capital deficit of $16,037,518. These factors, among others, arise substantial doubt about the Company’s ability to continue as a going concern. The Company expects to continue to generate operating losses for the foreseeable future. The accompanying consolidated financial statements do not include any adjustments as a result of this uncertainty.

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

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated balance sheet as of June 30, 2023, the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2023 and 2022, statements of changes in stockholders’ equity (deficit) and of cash flows for the six months ended June 30, 2023 and 2022 have been prepared by the Company, pursuant to the rules and regulations of the SEC for the interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The unaudited interim consolidated financial statements have been prepared on a basis consistent with the audited consolidated financial statements and in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the consolidated results for the interim periods presented and of the consolidated financial condition as of the date of the interim consolidated balance sheet. The results of operations are not necessarily indicative of the results expected for the year ended December 31, 2023.

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2022 included in the Company’s Annual Form 10-K filed with SEC on April 17, 2023.

Principles of Consolidation

These condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Bailey, H&J and Stateside from the dates of acquisition. All inter-company transactions and balances have been eliminated on consolidation. As of June 21, 2023, the Company no longer consolidated the assets, liabilities, revenues and expenses of H&J (see Note 4).

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

Reclassification of Previously Issued Financial Statements

Certain prior year accounts have been reclassified to conform with current year presentation pertaining to cost of net revenue and general and administrative expenses. The Company has reclassified $630,976 in general and administrative expenses per previously reported financial statements to cost of net revenues in the accompanying consolidated statements of operations for the six months ended

June 30, 2022. The reclassified costs from general and administrative expense to cost of net revenues are primarily personnel and warehouse related costs. The reclassification had no effect on the reported results of operations.

Certain prior year accounts have been reclassified to conform with current year presentation regarding income (loss) from discontinued operations. H&J’s assets and liabilities as of December 31, 2022 have also been reclassified on the consolidated balance sheet. See Note 4.

Cash and Equivalents and Concentration of Credit Risk

The Company considers all highly liquid securities with an original maturity of less than three months to be cash equivalents. As of June 30, 2023 and December 31, 2022, the Company did not hold any cash equivalents. The Company’s cash and cash equivalents in bank deposit accounts, at times, may exceed federally insured limits of $250,000.

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

Fair Value Measurements
as of June 30, 2023 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent consideration	$—	$—	$—	$—
	$—	$—	$—	$—

	Fair Value Measurements
	as of December 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent consideration	$—	$—	$12,098,475	$12,098,475
	$—	$—	$12,098,475	$12,098,475

Contingent Consideration

The Company recorded a contingent consideration liability relating to stock price guarantees included in its acquisitions of Bailey44 and H&J. The estimated fair value of the contingent consideration was recorded using significant unobservable measures and other fair value inputs and was therefore classified as a Level 3 financial instrument.

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

Norwest Waiver

On June 21, 2023, the Company, on the one hand, and Norwest Venture Partners XI, LP and Norwest Venture Partners XII, LP (together, the “Norwest Investors”), on the other hand, executed a Waiver and Amendment (the “Norwest Amendment”) whereby the Norwest Investors agreed to waive and terminate certain true up rights of the Norwest Investors under the Agreement and Plan of Merger, dated February 12, 2020 (the “Bailey Merger Agreement”), among the Company, Bailey 44, LLC, Norwest Venture Partners XI, LP, and Norwest Venture Partners XII, LP and Denim.LA Acquisition Corp. This transaction is known as the “Norwest Waiver”.  As a result of the Norwest Waiver, the Company recorded a fair value of $0 pertaining to the contingent consideration contemplated under the Bailey Merger Agreement, resulting in a gain in the change in fair value of contingent consideration of $10,698,475.

H&J Settlement Agreement

On June 21, 2023, the Company and the former owners of H&J executed a Settlement Agreement and Release (the “Settlement Agreement”) whereby the Company transferred 100% of its membership interests in H&J to D. Jones (the “H&J Seller”).  Pursuant to the  Settlement Agreement, the Company agreed to make an aggregate cash payment of $229,000 to the H&J Seller and the Company issued 1,952,580 shares of common stock to the H&J Seller.  In connection with the Settlement Agreement, the parties agreed that no further shares were owed to the H&J Seller resulting from the stock price guarantee pursuant to the May 2021 H&J acquisition.  As a result, the Company recorded a fair value of $0 pertaining to the H&J contingent consideration, resulting in a gain in the change in fair value of contingent consideration of $1,400,000. The change in fair value was include in loss from discontinued operations in the consolidated statements of operations. See Note 4 for further detail.

The detail of contingent consideration by company is as follows:

	June 30,	December 31,
	2023	2022
Bailey	$—	$10,698,475
Harper & Jones	—	1,400,000
	$—	$12,098,475

Inventory

Inventory is stated at the lower of cost or net realizable value and accounted for using the weighted average cost method for DSTLD and first-in, first-out method for Bailey, Stateside and Sundry. The inventory balances as of June 30, 2023 and December 31, 2022 consist substantially of finished good products purchased or produced for resale, as well as any raw materials the Company purchased to modify the products and work in progress.

Inventory consisted of the following:

	June 30,	December 31,
	2023	2022
Raw materials	$1,508,416	$1,611,134
Work in process	653,412	888,643
Finished goods	2,609,443	2,622,787
Inventory	$4,771,271	$5,122,564

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

Annual Impairment

At December 31, 2022, management determined that certain events and circumstances occurred that indicated that the carrying value of the Company’s brand name assets, and the carrying amount of the reporting units, pertaining to Bailey44 and H&J may not be recoverable. The qualitative assessment was primarily due to reduced or stagnant revenues of both entities as compared to the Company’s initial projections at the time of each respective acquisition, as well as the entities’ liabilities in excess of assets. As such, the Company compared the estimated fair value of the brand names with its carrying value and recorded an impairment loss of $3,667,000 in the consolidated statements of operations during the year ended December 31, 2022. Additionally, the Company compared the fair value of the reporting units to the carrying amounts and recorded an impairment loss of $11,872,332 pertaining to goodwill in the consolidated statements of operations during the year ended December 31, 2022.

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

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Numerator:
Net income (loss) from continuing operations	$6,536,311	$(9,482,520)	$470,415	$(17,200,792)
Income (loss) from discontinued operations, net of tax	(1,492,050)	(51,404)	(1,562,503)	(166,074)
Net income (loss)	$5,044,261	$(9,533,924)	$(1,092,088)	$(17,366,866)

Denominator:
Weighted average common shares outstanding - basic	6,170,227	358,223	5,920,596	245,911
Weighted average common shares outstanding - diluted	20,865,111	358,223	20,615,480	245,911
Net income (loss) from continuing operations per share - basic	$1.06	$(26.47)	$0.08	$(69.95)
Net income (loss) from continuing operations per share - diluted	$0.31	$(26.47)	$0.02	$(69.95)
Net income (loss) from discontinued operations per common share - basic	$(0.24)	$(0.14)	$(0.26)	$(0.68)
Net income (loss) from discontinued operations per common share - diluted	$(0.24)	$(0.14)	$(0.26)	$(0.68)
Net income (loss) per share - basic	$0.82	$(26.61)	$(0.18)	$(70.62)
Net income (loss) per share - diluted	$0.24	$(26.61)	$(0.18)	$(70.62)

The following table sets forth the a) the dilutive items included in the weighted average common shares – diluted amount above as of June 30, 2023 and b) the number of potential common shares excluded from the calculations of net loss per diluted share because their inclusion would be anti-dilutive as of June 30, 2022:

	June 30,
	2023	2022
Convertible notes	—	462,408
Series A convertible preferred stock	677,419	—
Series C convertible preferred stock	8,034,868	—
Common stock warrants	5,943,646	63,334
Stock options	38,951	38,951
Total potentially dilutive shares	14,694,884	564,693

The stock options and warrants above are out-of-the-money as of June 30, 2023 and 2022.

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

Six Months Ended
June 30,
2022
Net revenues	$16,221,145
Net loss	$(17,073,226)
Net loss per common share	$(69.43)

NOTE 4: DISCONTINUED OPERATIONS

On June 21, 2023, the Company and the former owners of H&J executed a Settlement Agreement and Release (the “Settlement Agreement”) whereby contemporaneously with the parties’ execution of the Settlement Agreement (i) the Company agreed to make an aggregate cash payment of $229,000 to D. Jones Tailored Collection, Ltd. (“D. Jones”), (ii) the Company issued 1,952,580 shares of common stock to D. Jones, and (iii) the Company assigned and transferred one hundred percent (100%) of the Company’s membership interest in H&J to D. Jones. This transaction is known as the “H&J Settlement”.

The H&J Settlement was accounted for a business disposition in accordance with ASC 810-40-40-3A. As of June 21, 2023, the Company no longer consolidated the assets, liabilities, revenues and expenses of H&J. The components of the disposition are as follows:

Cash payment due to H&J Seller	$(229,000)
Common shares issued to H&J Seller*	(1,357,043)
Total fair value of consideration received (given)	$(1,586,043)

Carrying amount of assets and liabilities
Cash and cash equivalents	18,192
Accounts receivable, net	55,782
Prepaid expenses and other current assets	25,115
Goodwill	1,130,311
Intangible assets, net	1,246,915
Deposits	4,416
Accounts payable	(40,028)
Accrued expenses and other liabilities	(734,068)
Deferred revenue	(18,347)
Due to related parties	(1,008)
Contingent consideration	(1,400,000)
Loan payable	(219,894)
Note payable - related party	(129,489)
Total carrying amount of assets and liabilities	(62,103)

Loss on disposition of business	$(1,523,940)

*Represents the fair value of 1,952,580 shares of common stock issued to D. Jones.

Through June 30, 2023, the Company has made payments to D. Jones totaling $150,000. The remaining balance of $79,000 is included in accrued expenses and other liabilities on the consolidated balance sheet.

The loss of disposition of business of $1,523,940 was included in  income (loss) from discontinued operations, net of tax in the consolidated statements of operations.

In accordance with the provisions of ASC 205-20, the Company has excluded the results of discontinued operations from its results of continuing operations in the accompanying consolidated statements of operations for the three and six months ended June 30, 2023 and 2022. The results of the discontinued operations of HJ for the three and six months ended June 30, 2023 and 2022 consist of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net revenues	$686,627	$1,089,569	$1,405,482	$1,892,849
Cost of net revenues	292,107	328,915	565,621	605,413
Gross profit	394,520	760,654	839,861	1,287,436

Operating expenses:
General and administrative	189,751	449,508	520,582	896,873
Sales and marketing	169,875	332,723	346,167	515,775
Distribution	—	—	—	—
Change in fair value of contingent consideration	—	—	—	—
Total operating expenses	359,626	782,231	866,749	1,412,648

Income (loss) from operations	34,894	(21,577)	(26,888)	(125,212)

Other income (expense):
Interest expense	(3,004)	(29,827)	(11,675)	(40,862)
Loss on disposition of business	(1,523,940)	—	(1,523,940)	—
Other non-operating income (expenses)	—	—	—	—
Total other income (expense), net	(1,526,944)	(29,827)	(1,535,615)	(40,862)

Income tax benefit (provision)	—	—	—	—
Net income (loss) from discontinued operations	$(1,492,050)	$(51,404)	$(1,562,503)	$(166,074)

Weighted average common shares outstanding - basic	6,170,227	358,223	5,920,596	245,911
Weighted average common shares outstanding - diluted	20,865,111	358,223	5,920,596	245,911
Net income (loss) from discontinued operations per common share - basic	$(0.24)	$(0.14)	$(0.26)	$(0.68)
Net income (loss) from discontinued operations per common share - diluted	$(0.24)	$(0.14)	$(0.26)	$(0.68)

NOTE 5: DUE FROM FACTOR

Due to/from factor consist of the following:

	June 30,	December 31,
	2023	2022
Outstanding receivables:
Without recourse	$774,264	$1,680,042
With recourse	50,979	65,411
Matured funds and deposits	92,399	81,055
Advances	(411,753)	(632,826)
Credits due customers	(67,747)	(354,282)
	$438,142	$839,400

NOTE 6: GOODWILL AND INTANGIBLE ASSETS

The following is a summary of goodwill attributable to each business combination:

	June 30,	December 31
	2023	2022
Bailey	$3,158,123	$3,158,123
Stateside	2,104,056	2,104,056
Sundry	3,711,322	3,711,322
	$8,973,501	$8,973,501

In connection with the H&J disposition, the Company derecognized $1,130,311 in goodwill.

The following table summarizes information relating to the Company’s identifiable intangible assets as of June 30, 2023:

	Gross	Accumulated	Carrying
	Amount	Amortization	Value
Amortized:
Customer relationships	$9,734,560	$(4,155,129)	$5,579,431
	$9,734,560	$(4,155,129)	$5,579,431

Indefinite-lived:
Brand name	$5,841,880	—	5,841,880
	$15,576,440	$(4,155,129)	$11,421,311

In connection with the H&J disposition, the Company derecognized $1,246,915 in intangible assets.

The Company recorded amortization expense of $804,924 and $537,812 during the three months ended June 30, 2023 and 2022, and $1,759,277 and $1,075,625 during the six months ended June 30, 2023 and 2022, respectively, which is included in general and administrative expenses in the consolidated statements of operations.

NOTE 7: LIABILITIES AND DEBT

Accrued Expenses and Other Liabilities

The Company accrued expenses and other liabilities line in the consolidated balance sheets is comprised of the following as of June 30, 2023 and December 31,2022:

	June 30,	December 31,
	2023	2022
Accrued expenses	$503,927	$668,714
Reserve for returns	—	307,725
Payroll related liabilities	4,009,812	2,618,870
Sales tax liability	277,800	262,765
Other liabilities	247,398	78,845
	$5,038,937	$3,936,920

As of June 30, 2023, payroll liabilities included an aggregate of $1,288,048 in payroll taxes due to remit to federal and state authorities. Of this amount, $620,400 pertained to DBG and $667,648 pertained to Bailey44. The amounts are subject to further penalties and interest. The amounts are subject to further penalties and interest.

As of June 30, 2023 and December 31, 2022, accrued expenses included $535,000 in accrued common stock issuances pursuant to an advisory agreement for services performed in 2022. The 5,000 shares of common stock owed per the agreement are expected to be issued in the third quarter of 2023.  At June 30, 2023, accrued expenses also includes $500,000 in accrued common stock issuances owed to Sundry executives based on their employment agreements with the Company, which is expected to be issued in the third quarter of 2023.

Convertible Debt

2020 Regulation D Offering

As of June 30, 2023 and December 31, 2022, there was $100,000 remaining in outstanding principal that was not converted into equity.

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

The following is a summary of the convertible notes for the six months ended June 30, 2023:

		Unamortized	Convertible Note
	Principal	Debt Discount	Payable, Net
Balance, December 31, 2022	$4,100,000	$(1,378,200)	$2,721,800
Repayments of notes	(4,000,000)	—	(4,000,000)
Amortization of debt discount	—	689,100	689,100
Loss on extinguishment of debt	—	689,100	689,100
Balance, June 30, 2023	$100,000	$—	$100,000

During the six months ended June 30, 2022, the Company converted an aggregate of $888,930 in outstanding principal into 8,739 shares of common stock.

During the six months ended June 30, 2023 and 2022, the Company amortized $689,100 and $1,724,291, respectively of debt discount to interest expense pertaining to convertible notes.

In January 2023, the Company issued 110,000 shares of common stock at a fair value of $322,300 to a former convertible noteholder pursuant to default provisions. The amount was included in interest expense in the consolidated statements of operations.

Loan Payable — PPP and SBA Loan

As of both June 30, 2023 and December 31, 2022, Bailey had an outstanding PPP Loan balance of $933,295 and matures in 2026.

Merchant Advances

In 2022, the Company obtained several merchant advances. These advances are, for the most part, secured by expected future sales transactions of the Company with expected payments on a weekly basis. As of December 31, 2022, $896,334 remained outstanding. During the six months ended June 30, 2023, the Company received additional proceeds totaling $1,692,748 and made repayments totaling $2,331,972. As of June 30, 2023, the remaining principal outstanding was $257,110. In connection with these advances, the Company granted 152,380 warrants to purchase common stock at an exercise price of $5.25 to the lender in connection with its merchant advances.

In 2023, the Company obtained merchant advances totaling $502,051 from Shopify Capital, and made repayments totaling $208,416.  As of June 30, 2023, the remaining principal outstanding was $293,635. These advances are, for the most part, secured by expected future sales transactions of the Company with expected payments on a daily basis.

Promissory Note Payable

As of June 30, 2023 and December 31, 2022, the outstanding principal on the note to the sellers of Bailey was $3,500,000. The maturity date was December 31, 2022. On July 5, 2023, the parties agreed to extend the maturity date to June 30, 2024. Interest expense was $105,000 and $105,000 for the three months ended June 30, 2023 and 2022 and $210,000 and $210,000 for the six months ended June 30, 2023 and 2022, all respectively, which was accrued and unpaid as of June 30, 2023.

The Company issued a promissory note in the principal amount of $5,500,000 to the Sundry Holders pursuant to the Sundry acquisition. The note bears interest at 8% per annum and matures on February 15, 2023. In February 2023, the parties verbally agreed to extend the maturity date to December 31, 2023. Interest expense was $149,177 and $259,177 for the three and six months ended June 30, 2023, respectively.  On June 21, 2023, the Company and the Sundry Holders executed a Securities Purchase Agreement (the “Sundry SPA”) whereby the Company issued 5,761 shares of Series C Convertible Preferred Stock to the Sundry Holders for $1,000 per share (see Note 7).  The shares were issued pursuant to the cancellation of the Sundry Holders’ entire principal amount of $5,500,000 and accrued interest of $259,177.

In March 2023, the Company and various purchasers executed a Securities Purchase Agreement (“March 2023 Notes”) whereby the investors purchased from the Company promissory notes in the aggregate principal amount of $2,458,750, consisting of original issue discount of $608,750. The Company received net proceeds of $1,850,000 after additional fees. The March 2023 Notes are due and payable on September 30, 2023 (the “Maturity Date”). The Company will also have the option to prepay the Notes with no penalties at any time prior to the Maturity Date. If the Company completes a debt or equity financing of less than $7,500,000, the Company is required to repay 50% of the remaining balance of the March 2023 Notes. Following such 50% repayment, the Company must also use any proceeds from any subsequent debt or equity financing to repay the March 2023 Notes. Upon the closing of any debt or equity financing of $7,500,000 or greater, the Company is required to repay 100% of the Notes with no penalties. There is no additional interest after the 20% original interest discount. The Company recognized a debt discount of $608,750, of which $263,839 was amortized through June 30, 2023.

The following is a summary of promissory notes payable, net:

	June 30,	December 31,
	2023	2022
Bailey Note	$3,500,000	$3,500,000
Sundry Note	—	5,500,000
March 2023 Notes - principal	2,458,750	—
March 2023 Notes - unamortized debt discount	(344,911)	—
Promissory note payable, net	$5,613,839	$9,000,000

NOTE 8: STOCKHOLDERS’ DEFICIT

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

In June 2023, the Company issued 1,952,580 shares of common stock to D. Jones at a fair value of $1,357,043 pursuant to the H&J Settlement Agreement.

During the six months ended June 30, 2022, the Company converted an aggregate of $888,930 in outstanding principal into 8,739 shares of common stock.

Series B Preferred Stock

On May 30, 2023, the Company entered into a Subscription and Investment Representation Agreement (the “Subscription Agreement”) with John Hilburn Davis IV, its Chief Executive Officer pursuant to which the Company agreed to issue and sell 1 share of the Company’s Series B Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”) for $25,000.

On May 30, 2023, the Company filed a certificate of designation (the “Certificate of Designation”) with the Secretary of State of the State of Delaware, effective as of the time of filing, designating the rights, preferences, privileges and restrictions of the share of Series B Preferred Stock. The Certificate of Designation provides that the Series B Preferred Stock will have 250,000,000 votes per share of Series B Preferred Stock and will vote together with the outstanding shares of the Company’s common stock, par value 0.0001 per share (the “Common Stock”) and Series A Convertible Preferred Stock, par value 0.0001 per share (the “Series A Convertible Preferred Stock”) as a single class exclusively with respect to any proposal to amend the Company’s Sixth Amended and Restated Certificate of Incorporation (as may be amended and/or restated from time to time, the “Restated Certificate”) to effect a reverse stock split of the Company’s common stock. The Series B Preferred Stock will be voted, without action by the holder, on any such proposal in the same proportion as shares of Common Stock and Series A Convertible Preferred Stock are voted. The Series B Preferred Stock otherwise has no voting rights.

The Series B Preferred Stock is not convertible into, or exchangeable for, shares of any other class or series of stock or other securities of the Company. The Series B Preferred Stock has no rights with respect to any distribution of assets of the Company, including upon a liquidation, bankruptcy, reorganization, merger, acquisition, sale, dissolution or winding up of the Company, whether voluntarily or involuntarily. The holder of the Series B Preferred Stock will not be entitled to receive dividends of any kind.

The outstanding share of Series B Preferred Stock shall be redeemed in whole, but not in part, at any time (i) if such redemption is ordered by the Board of Directors in its sole discretion or (ii) automatically upon the effectiveness of the amendment to the Restated Certificate implementing a reverse stock split. Upon such redemption, the holder of the Series B Preferred Stock will receive consideration of $25,000 in cash.

Series C Convertible Preferred Stock

On June 21, 2023, the Company, on the one hand, and Moise Emquies, George Levy, Matthieu Leblan, Carol Ann Emquies, Jenny Murphy and Elodie Crichi (collectively, the “Sundry Investors”), on the other hand, executed a Securities Purchase Agreement (the “Sundry SPA”) whereby the Company issued 5,761 shares of Series C Convertible Preferred Stock, par value $0.0001 per share (the “Series C Preferred Stock”) to the Sundry Investors at a purchase price of $1,000 per share. The Series C Preferred Stock is convertible into a number of shares of the Company’s Common Stock equal to $1,000 divided by an initial conversion price of $0.717 which represents the lower of (i) the closing price per share of the Common Stock as reported on the Nasdaq on June 20, 2023, and (ii) the average closing price per share of Common Stock as reported on the Nasdaq for the five trading days preceding June 21, 2023. The shares of Series C Preferred Stock were issued in consideration for the cancellation of certain promissory notes issued by the Company to the Sundry Investors dated December 30, 2022 (the “Sundry Loan Documents”).  The following is a summary of the rights and preferences of the Series C Convertible Preferred Stock.

On June 21, 2023, the Company filed the Certificate of Designation with the Secretary of State for the State of Delaware designating up to 5,761 shares out of the authorized but unissued shares of its preferred stock as Series C Convertible Preferred Stock. The following is a summary of the principal terms of the Series C Preferred Stock.

Except for stock dividends or distributions for which adjustments are to be made pursuant to the Certificate of Designation, the holders of the Series C Preferred Stock (the “Series C Holders”) shall be entitled to receive, and the Company shall pay, dividends on shares of the Series C Preferred Stock equal (on an as-if-converted-to-Common-Stock basis) to and in the same form as dividends actually paid on shares of the Common Stock when, as and if such dividends are paid on shares of the Common Stock. No other dividends shall be paid on shares of the Series C Preferred Stock.

The Series C Holders are entitled to vote as a class as expressly provided in the Certificate of Designation. The Series C Holders are also entitled to vote with the holders of shares of Common Stock, voting together as one class, on all matters in which the Series C Holders are permitted to vote with the class of shares of Common Stock.

With respect to any vote with the class of Common Stock, each share of the Series C Preferred Stock shall entitle the Holder thereof to cast that number of votes per share as is equal to the number of shares of Common Stock into which it is then convertible (subject to the ownership limitations specified in the Certificate of Designation) using the record date for determining the stockholders of the Company eligible to vote on such matters as the date as of which the conversion price is calculated.

The Series C Preferred Stock shall rank (i) senior to all of the Common Stock; (ii) senior to Junior Securities; (iii) on parity with Parity Securities; and (iv) junior to Senior Securities, in each case, as to dividends or distributions of assets upon liquidation, dissolution or winding up of the Company, whether voluntarily or involuntarily. Subject to any superior liquidation rights of the holders of any Senior Securities of the Company and the rights of the Company’s existing and future creditors, upon a Liquidation, each Holder shall be entitled to be paid out of the assets of the Company legally available for distribution to stockholders, prior and in preference to any distribution of any of the assets or surplus funds of the Company to the holders of the Common Stock and Junior Securities and pari passu with any distribution to the holders of Parity Securities, an amount equal to the Stated Value (as defined in the Certificate of Designation) for each share of the Series C Preferred Stock held by such Holder and an amount equal to any accrued and unpaid dividends thereon, and thereafter the Series C Holders shall be entitled to receive out of the assets, whether capital or surplus, of the Company the same amount that a holder of Common Stock would receive if the Series C Preferred Stock were fully converted (disregarding for such purposes any conversion limitations hereunder) to Common Stock which amounts shall be paid pari passu with all holders of Common Stock.

Each share of the Series C Preferred Stock shall be convertible, at any time and from time to time from and after June 21, 2023 at the option of the Holder thereof, into that number of shares of Common Stock determined by dividing the Stated Value of such share of the Series C Preferred Stock ($1,000 as of June 21, 2023) by the Conversion Price. The conversion price for each share of the Series C Preferred Stock is $0.717, which is the lower of (a) the closing price per share of the Common Stock as reported on the Nasdaq Capital Market on June 20, 2023 (the trading day before the date of the Sundry SPA), and (b) the average closing price per share of Common Stock as reported on the Nasdaq Capital Market for the five trading days preceding the date of the Sundry SPA, subject to adjustment herein (the “Series C Conversion Price”).

The Company has the option to redeem any or all of the then outstanding Series C Preferred Stock at 112% of the then Stated Value any time after June 21, 2023 and so long as there is an effective Registration Statement covering the shares issuable upon conversion of the Series C Preferred Stock.

NOTE 9: RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2023 and 2022, the Company made net repayments for amounts due to related parties totaling $57,427 and $172,036, respectively. As of June 30, 2023 and December 31, 2022, amounts due to related parties were $472,790 and

$556,225, respectively.  The advances are unsecured, non-interest bearing and due on demand. Amounts due to related parties consist of current and former executives, and a board member.

As of December 31, 2022, H&J had an outstanding note payable of $129,489 owned by the H&J Seller. The balance was $0 upon the H&J disposition in June 2023.

NOTE 10: SHARE-BASED PAYMENTS

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

The following is a summary of warrant activity:

	Common	Weighted
	Stock	Average
	Warrants	Exercise Price
Outstanding - December 31, 2022	4,418,320	$8.37
Granted	2,327,446	3.98
Exercised	(802,140)	3.92
Forfeited	—	—
Outstanding - June 30, 2023	5,943,626	$7.25
Exercisable at December 31, 2022	4,281,956	$8.42
Exercisable at June 30, 2023	5,943,626	$7.25

Stock Options

As of June 30, 2023 and December 31, 2022, the Company had 38,951 stock options outstanding with a weighted average exercise price of $362.11 per share. As of June 30, 2023, there were 35,968 options exercisable.

Stock-based compensation expense of $101,500 and $119,759 was recognized for the three months ended June 30, 2023 and 2022, respectively, and $207,094 and $258,852 was recognized for the six months June 30, 2023 and 2022, respectively. During the six months ended June 30, 2023 and 2022, $28,798 and $28,798 was recorded to sales and marketing expense, and all other stock compensation was included in general and administrative expense in the condensed consolidated statements of operations. Total unrecognized compensation cost related to non-vested stock option awards as of June 30, 2023 amounted to $370,907 and will be recognized over a weighted average period of 0.9 years.

NOTE 11: LEASE OBLIGATIONS

In January 2023, the Company entered into a lease agreement extension for its corporate office and distribution center in Vernon, California that expires on December 31, 2023. The lease has monthly base rent payments of $38,105. As a result of the extension, the Company recognized a right of use asset and liability of $467,738 using a discount rate of 8.0%. As of June 30, 2023, the Company has $949,071 in accounts payable for past rents due to the landlord pertaining to this lease.

In May 2023, the Company entered into a lease agreement extension for a showroom space in Los Angeles, California that commences in March 2023 and expires in January 2025. The original lease began in April 2018 and terminated in May 2020, at which point the lease was month to month. The lease has a monthly base rent of $6,520 until January 31, 2025, at which point the base rent increases to $6,781 until the end of the lease. As a result of the extension, the Company recognized a right of use asset and liability of

$125,397 using a discount rate of 8.0%. As of June 30, 2023, the Company has $214,626 in accounts payable for past rents due to the landlord pertaining to this lease.

Stateside and Sundry utilize a lease for a showroom in Los Angeles, California which is month to month.

Total rent expense for the three months ended June 30, 2023 and 2022 was $37,580 and $195,060, and $210,265 and $469,482 for the six months end June 30, 2023 and 2022, respectively.

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

All claims above, to the extent management believes it will be liable, have been included in accounts payable and accrued expenses and other liabilities in the accompanying consolidated balance sheet as of June 30, 2023.

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

NOTE 13: INCOME TAXES

The Company has historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. The Company has used a discrete effective tax rate method to calculate taxes for the fiscal three and six month periods ended June 30, 2023. The Company determined that since small changes in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate for the fiscal three and six-month periods ended June 30, 2023.

The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. The Company assessed the need for a valuation allowance against its net deferred tax assets and determined a full valuation allowance is required due, cumulative losses through June 30, 2023, and no history of generating taxable income.

NOTE 14: SUBSEQUENT EVENTS

On July 5, 2023, the Company and the Bailey sellers agreed to extend the maturity date of the Bailey Note to June 30, 2024.

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

Business Overview

Recent Developments

We have filed a definitive proxy statement for a special meeting of stockholders scheduled for August 21, 2023 seeking stockholder approval to effectuate a reverse stock split of the Company’s outstanding common stock at an exchange ratio between 1-for-2.5 and 1-for-50, as determined by the Company’s Board of Directors. The purpose of the reverse split would be to achieve the requisite increase in the market price of our common stock to be in compliance with the minimum bid price of Nasdaq. Should the Company’s stockholders fail to approve the reverse stock split at the aforementioned meeting, it is substantially likely that the Company’s common stock and public warrants would be delisted from Nasdaq.

On June 21, 2023, Digital Brands Group, Inc. (the “Company”) and John Hilburn Davis IV (collectively, the “DBG Parties”), on the one hand, and Drew Jones (“Jones”), D. Jones Tailored Collection, Ltd. (“D. Jones”), and Harper & Jones, LLC (“H&J” and collectively with Jones, D. Jones, the “Jones Parties” and together with DBG Parties, the “Parties”) executed a Settlement Agreement and Release (the “Settlement Agreement”) whereby contemporaneously with the Parties’ execution of the Settlement Agreement (i) the Company made aggregate cash payment of $229,000 to D. Jones, (ii) the Company issued 1,952,580 shares of the Company’s common stock, par value $0.0001 (the “Common Stock”), to D. Jones, at a per share purchase price of $0.717 which represented the lower of (i) the closing price per share of the Common Stock as reported on The Nasdaq Capital Market (the “Nasdaq”) on June 20, 2023, and (ii) the average closing price per share of Common Stock as reported on the Nasdaq for the five trading days preceding June 21, 2023, and (iii) the Company assigned and transferred one hundred percent (100%) of the Company’s membership interest in H&J to D. Jones.  The HJ Settlement was accounted for a business disposition in accordance with ASC 810-40-40-3A.  As of June 21, 2023, the Company no longer consolidated the assets, liabilities, revenues and expenses of H&J.

Our Company

Digital Brands Group is a curated collection of lifestyle brands, including Bailey 44, DSTLD, Stateside, Sundry and ACE Studios, that offers a variety of apparel products through direct-to-consumer and wholesale distribution. Our complementary brand portfolio provides us with the unique opportunity to cross merchandise our brands. We aim for our customers to wear our brands head to toe and to capture what we call “closet share” by gaining insight into their preferences to create targeted and personalized content specific to their cohort. Operating our brands under one portfolio provides us with the ability to better utilize our technological, human capital and operational capabilities across all brands. As a result, we have been able to realize operational efficiencies and continue to identify additional cost saving opportunities to scale our brands and overall portfolio.

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

We have strategically expanded into an omni channel brand offering these styles and content not only on-line but at selected wholesale and retail storefronts. We believe this approach allows us opportunities to successfully drive Lifetime Value (“LTV”) while increasing new customer growth. We define Lifetime Value or LTV as an estimate of the average revenue that a customer will generate throughout their lifespan as our customer. This value/revenue of a customer helps us determine many economic decisions, such as marketing budgets per marketing channel, retention versus acquisition decisions, unit level economics, profitability and revenue forecasting.

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

Results of Operations

Three Months Ended June 30, 2023 compared to Three Months Ended June 30, 2022

The following table presents our results of operations for the three months ended June 30, 2023 and 2022:

	Three Months Ended
	June 30,
	2023	2022
Net revenues	$4,493,424	$2,649,432
Cost of net revenues	2,157,349	1,536,703
Gross profit	2,336,075	1,112,729
General and administrative	4,074,051	4,243,031
Sales and marketing	1,097,326	1,372,568
Other operating expenses	(10,456,261)	6,142,844
Operating loss	7,620,959	(10,654,714)
Other income (expenses)	(1,084,648)	1,163,194
Loss before provision for income taxes	6,536,311	(9,482,520)
Provision for income taxes	—	—
Net income (loss) from continuing operations	$6,536,311	$(9,482,520)

Net Revenues

Revenues increased by $1.8 million to $4.5 million for the three months ended June 30, 2023, compared to $2.7 million in the corresponding fiscal period in 2022. The increase was primarily due to full results in 2023 pertaining to the acquisition of Sundry in December 2022.

Gross Profit

Our gross profit increased by $1.2 million for the three months ended June 30, 2023 to $2.3 million from a gross profit of $1.1 million for the corresponding fiscal period in 2022. The increase in gross margin was primarily attributable to increased revenue in the six months ended June 30, 2023 and the gross profit achieved by Sundry since the acquisition.

Our gross margin was 52.0% for three months ended June 30, 2023 compared to 42.0% for the three months ended June 30, 2022. The increase in gross margin was due to a shift in sales mix towards e-commerce, led by the Sundry business, which is able to achieve higher margins than wholesale.

Operating Expenses

Our operating expenses decreased by $17.0 million for the three months ended June 30, 2023 to a $5.3 million gain compared to $11.8 million for the corresponding fiscal period in 2022. The decrease in operating expenses was primarily due to the change in fair value of contingent consideration of $16.6 million. General and administrative expenses decreased by $0.2 million due to lower consulting and professional fees. Sales and marketing expenses decreased by $0.3 million due to decreased spending on advertising and other cost-cutting marketing efforts.

Other Income (Expenses)

Other income (expense) was ($1.1) million and $1.2 million for the three months ended June 30, 2023 and 2022, respectively. In 2023, the Company had less interest expense due to less outstanding notes.  In 2022, other income was driven by the change in fair value of derivative liability in 2022.

Net Loss from Continuing Operations

Our net loss from continuing operations decreased by $16.0 million to a net income from continuing operations of $6.5 million for the three months ended June 30, 2023 compared to a loss from continuing operations of $9.5 million for the corresponding fiscal period in 2022, primarily due to the change in fair value of contingent consideration, higher gross profit and lower operating expenses, partially offset by other expenses.

Six Months Ended June 30, 2023 compared to Six Months Ended June 30, 2022

The following table presents our results of operations for the six months ended June 30, 2023 and 2022:

	Six Months Ended
	June 30,
	2023	2022
Net revenues	$8,869,803	$5,278,562
Cost of net revenues	4,540,488	3,552,396
Gross profit	4,329,315	1,726,166
General and administrative	8,380,063	8,073,621
Sales and marketing	2,036,677	2,230,087
Other operating expenses (income)	(10,186,076)	7,546,013
Operating loss	4,098,651	(16,123,555)
Other income (expenses)	(3,628,236)	(1,077,237)
Loss before provision for income taxes	470,415	(17,200,792)
Provision for income taxes	—	—
Net income (loss) from continuing operations	$470,415	$(17,200,792)

Net Revenues

Revenues increased by $3.6 million to $8.9 million for the six months ended June 30, 2023, compared to $5.3 million in the corresponding fiscal period in 2022. The increase was primarily due to full results in 2023 pertaining to the acquisition of Sundry in December 2022.

Gross Profit

Our gross profit increased by $2.6 million for the six months ended June 30, 2023 to $4.3 million from a gross profit of $1.7 million for the corresponding fiscal period in 2022. The increase in gross margin was primarily attributable to increased revenue in the six months ended June 30, 2023 and the gross profit achieved by Sundry since the acquisition, as well as increasing margins across all entities.

Our gross margin was 48.8% for the six months ended June 30, 2023 compared to 32.7% for the six months ended June 30, 2022. The increase in gross margin was due to a shift in sales mix towards e-commerce, led by the Sundry business, which is able to achieve higher margins than wholesale, as well as heavy discounting in the first quarter of 2022.

Operating Expenses

Our operating expenses decreased by $17.6 million for the six months ended June 30, 2023 to $0.2 compared to $17.8 million for the corresponding fiscal period in 2022. The decrease in operating expenses was primarily due to the change in fair value of contingent consideration of $17.8 million. General and administrative expenses increased by $0.3 million primarily due to Sundry’s operations.  Sales and marketing expenses decreased by $0.2 million due to decreased spending on advertising and other cost-cutting marketing efforts.  Through the second quarter of 2023, we were able to obtain and efficiencies in fully absorbing all of our brands.

Other Income (Expenses)

Other expenses was $3.6 million and $1.1 million for the six months ended June 30, 2023 and 2022, respectively. In 2023, the Company had less interest expense due to less outstanding notes.  In 2022, other expense was offset by a gain due to the change in fair value of derivative liability in 2022.

Net Loss from Continuing Operations

Our net loss from continuing operations decreased by $17.7 million to income of $0.5 million for the six months ended June 30, 2023 compared to a loss of $17.2 million for the corresponding fiscal period in 2022, primarily due to the change in fair value of contingent consideration, higher gross profit and lower operating expenses, partially offset by other expenses.

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

As of June 30, 2023, we had cash of $0.3 million, but we had a working capital deficit of $16.0 million. The Company requires significant capital to meet its obligations as they become due. These factors raise substantial doubt about our Company’s ability to continue as a going concern. Throughout the next twelve months, the Company plans to continue to fund its capital funding needs through a combination of public or private equity offerings, debt financings or other sources. There can be no assurance as to the availability or terms upon which such financing and capital might be available in the future. If the Company is unable to secure additional funding, it may be forced to curtail its business plans.

Cash Flow Activities

The following table presents selected captions from our condensed statement of cash flows for the six months ended June 30, 2023 and 2022:

	Six Months Ended
	June 30,
	2023	2022
Net cash provided by operating activities:
Net loss	$(1,092,088)	$(17,366,866)
Non-cash adjustments	$(4,050,146)	$8,647,035
Change in operating assets and liabilities	$2,160,788	$2,110,361
Net cash used in operating activities	$(2,981,446)	$(6,609,470)
Net cash provided by investing activities	$41,331	$—
Net cash provided by financing activities	$1,999,969	$6,883,800
Net change in cash	$(940,146)	$274,330

Cash Flows Used In Operating Activities

Our cash used by operating activities decrease by $3.6 million to cash used of $3.0 million for the six months ended June 30, 2023 as compared to cash used of $6.6 million for the corresponding fiscal period in 2022. The increase in net cash used in operating activities was primarily driven by the lower net loss and changes in our operating assets and liabilities, partially offset by non-cash adjustments.

Cash Flows Provided By Investing Activities

Our cash provide by investing activities was $41,331 in 2023 primarily due to a reduction of deposits, partially offset by purchase of property and cash sold in the H&J disposition.

Cash Flows Provided by Financing Activities

Cash provided by financing activities was $2.0 million for the six months ended June 30, 2023. Cash inflows included $4.3 million in net proceeds from the January Private Transaction, $4.2 million in proceeds from loans and promissory notes and $4.3 million in advances from the factor.

Cash provided by financing activities was $6.9 million for the six months ended June 30, 2022. Cash inflows in the three months ended June 30, 2022 were primarily related to $7.3 million in equity proceeds after offering costs, $2.9 million from convertible notes and loans, partially offset by note repayments of $3.1 million. Cash inflows in the six months ended June 30, 2021 were primarily related to $8.6 million in net proceeds from the IPO after deducting underwriting discounts and commissions and offering expenses, as well as $1.4 million in net proceeds from the underwriter’s exercise of their over-allotment option.

Contractual Obligations and Commitments

As of June 30, 2023, we have a $7.6 million in outstanding principal on debt, primarily our promissory notes due to the Bailey44 Sellers, the March 2023 Notes, PPP and merchant advances. Aside from our remaining non-current SBA obligations, all outstanding loans have maturity dates through 2024.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, who serve as our principal executive officer and principal financial and accounting officer, respectively, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. In making this evaluation, our management considered the material weakness in our internal control over financial reporting described below. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of such date.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the six months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

All claims above, to the extent management believes it will be liable, have been included in accounts payable and accrued expenses and other liabilities in the accompanying consolidated balance sheet as of June 30, 2023.

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

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. Before investing in our common stock, you should consider carefully the risks described in our Report on Form 8-K filed on August 2, 2022, together with the other information contained in this Quarterly Report on Form 10-Q, including our financial statements and the related notes and in our other filings with the Securities and Exchange Commission. If any of the risks occur, our business, financial condition, results of operations and prospects could be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment. In addition, although as a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item, we note the following risk:

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

If we did not regain compliance with the bid price requirement by November 28, 2022, we were eligible for an additional 180-calendar day compliance period so long as it satisfies the criteria for initial listing on the Nasdaq Capital Market and the continued listing requirement for market value of publicly held shares and we provide written notice to Nasdaq of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. In the event we were not eligible for the second grace period, the Nasdaq staff would provide written notice that our Common Stock is subject to delisting; however, we may request a hearing before the Nasdaq Hearings Panel (the “Panel”), which request, if timely made, would stay any further suspension or delisting action by the Staff pending the conclusion of the hearing process and expiration of any extension that may be granted by the Panel.

On January 19, 2022, we received a letter from the Listing Qualifications Department of the Nasdaq notifying us that our common stock Market Value of Listed Securities (“MVLS”) had been below the minimum $35,000,000 required for continued inclusion as set forth in Nasdaq Listing Rule 5550(b)(2) (“MVLS Requirement”).

The letter also stated that we would be provided 180 calendar days, or until July 18, 2022, to regain compliance with the MVLS Requirement (“Compliance Period”). If we did not regain compliance within the Compliance Period, we would receive a written notification from Nasdaq that our securities are subject to delisting. At that time, we could appeal the delisting determination to a Hearings Panel.

On July 21, 2022, we received a letter from Nasdaq stating that the Company had not regained compliance with the MVLS Standard, since our common stock was below the $35 million minimum MVLS requirement for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(2) (the “MLVS Rule”) and had not been at least $35 million for a minimum of 10 consecutive business days at any time during the 180-day grace period granted to us.

Pursuant to the Letter, unless we requested a hearing to appeal this determination by 4:00 p.m. Eastern Time on July 28, 2022, our Common Stock would be delisted from The Nasdaq Capital Market, trading of our Common Stock would be suspended at the opening of business on August 1, 2022, and a Form 25-NSE will be filed with the Securities and Exchange Commission, which would have remove our securities from listing and registration on Nasdaq.

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

On November 3, 2022, the Company received notice from the Staff that the Company’s bid price had closed below $0.10 per share for the preceding ten consecutive trading days, in contravention of Nasdaq Listing Rule 5810(3)(A)(iii) and, as a result, the Panel would consider the deficiency as an additional basis for delisting.

Effective as of 5:00 pm EST on November 3, 2022, the Company implemented a reverse stock split at a ratio of 1-for-100 shares, which the Company believed would remedy both the $0.10 threshold price deficiency and the $1.00 bid price deficiency cited by the Staff. In order to evidence compliance with Nasdaq’s bid price criteria, the Company must evidence a closing bid price of at least $1.00 per share for a minimum of 10 (though generally not more than 20) consecutive business days. As of the close of business on November 11, 2022, the Company had evidenced a closing bid price in excess of $1.00 per share for six consecutive business days.

On January 17, 2023, the Company was notified by the Panel that the Company had evidenced compliance with all applicable requirements for continued listing on The Nasdaq Capital Market, including the $2.5 million stockholders’ equity requirement set forth in Nasdaq Listing Rule 5550(b). The Company remained subject to a “Panel Monitor,” as that term is defined by Nasdaq Listing Rule 5815(d)(4)(A), through January 17, 2024.

On May 23, 2023, the Company received a letter (the “Letter”) the Staff of Nasdaq notifying the Company that the Staff has determined to delist the Company’s common stock from Nasdaq based on the Company’s failure to comply with the listing requirements of Nasdaq Rule 5550(b)(1) as a result of the Company’s stockholders’ deficit for the period ended March 31, 2023, as demonstrated in the Company’s Quarterly Report on Form 10-Q filed on May 22, 2023, while the Company was under a Panel Monitor as had been previously disclosed. The Letter stated that the Company’s securities would be subject to delisting unless the Company timely requests a hearing before the Panel. Accordingly, the Company timely requested a hearing before a Panel. The hearing request automatically stayed any suspension or delisting action pending the hearing and the expiration of any additional extension period granted by the Panel following the hearing. At the hearing, the Company presented its plan for regaining and sustaining compliance with all applicable requirements for continued listing on The Nasdaq Capital Market.

On July 27, 2023, the Company received a letter (the “Determination”) from the Staff notifying the Company that the Panel granted the Company’s request to continue listing on Nasdaq, subject to the Company’s demonstration of compliance: (i) with the bid price rule by evidencing a closing bid price of $1 or more per share for a minimum of ten consecutive trading sessions on or before September 6, 2023, and (ii) with the $2.5 million stockholders’ equity requirement, set forth in Listing Rule 5550(b)(1), on or before September 15, 2023.

Although the Company has taken efforts to improve its stockholders’ equity, including converting a portion of its outstanding liabilities into preferred stock of the Company and obtaining certain stockholders’ waiver of anti-dilution rights, there can be no assurance that we will be successful in our efforts to maintain the Nasdaq listing. In addition to the Company’s efforts to improve its stockholders’ equity, the Company has filed a preliminary proxy statement for a special meeting of stockholders scheduled for August 21, 2023 seeking, among other things, stockholder approval for the Company to effectuate a reverse stock split of the Company’s outstanding common stock at an exchange ratio between 1-for-2.5 and 1-for-50, as determined by the Company’s Board of Directors. The purpose of the reverse split would be to achieve the requisite increase in the market price of our common stock to be in compliance with the minimum bid price of Nasdaq. If the Company’s stockholders do not approve the reverse split, the Company will not regain compliance with the Minimum Bid Requirement.

If our Common Stock and warrants cease to be listed for trading on the Nasdaq Capital Market, we would expect that our Common Stock and warrants would be traded on one of the three tiered marketplaces of the OTC Markets Group. If Nasdaq were to delist our common stock and warrants, it would be more difficult for our stockholders to dispose of our common stock or warrants and more difficult to obtain accurate price quotations on our common stock or warrants. Our ability to issue additional securities for financing or other purposes, or otherwise to arrange for any financing we may need in the future, may also be materially and adversely affected if our common stock or warrants are not listed on a national securities exchange. The OTC Markets (the “OTC Mkts”) are generally regarded as a less efficient trading market than the NASDAQ Capital or Global Markets or the New York Stock Exchange.

Although the OTC Mkts do not have any listing requirements, to be eligible for quotation on the OTC Mkts, issuers must remain current in their filings with the SEC or applicable regulatory authority. If we are not able to pay the expenses associated with our reporting obligations, we will not be able to apply for quotation on the OTC Board. Market makers are not permitted to begin quotation of a security whose issuer does not meet this filing requirement. If we are delisted to the OTC Mkts and no market is ever developed for our common stock or warrants, it will be difficult for you to sell any shares you purchase in this offering. In such a case, you may find that you are unable to achieve any benefit from your investment or liquidate your shares without considerable delay, if at all.

The price of our Common Stock currently does not meet the requirements for continued listing on the Nasdaq Capital Market. If we effect the Reverse Stock Split at a ratio of more than 1-for-2.5 and subsequently fail to maintain or regain compliance with the minimum listing requirements, our Common Stock will be subject to delisting immediately. Our ability to publicly or privately sell equity securities and the liquidity of our Common Stock could be adversely affected if our Common Stock is delisted.

Even if a reverse stock split is effected, some or all of the expected benefits discussed above may not be realized or maintained. The market price of our Common Stock will continue to be based, in part, on our performance and other factors unrelated to the number of shares outstanding. The Reverse Stock Split will reduce the number of outstanding shares of our Common Stock without reducing the number of shares of available but unissued Common Stock, which will also have the effect of increasing the number of shares of Common Stock available for issuance. The issuance of additional shares of our Common Stock may have a dilutive effect on the ownership of existing stockholders. The current economic environment in which we operate, the debt we carry, along with otherwise volatile equity market conditions, could limit our ability to raise new equity capital in the future.

While Nasdaq rules do not impose a specific limit on the number of times a listed company may effect a reverse stock split to maintain or regain compliance with the Bid Price Rule, Nasdaq has stated that a series of reverse stock splits may undermine investor confidence in securities listed on Nasdaq. Accordingly, Nasdaq may determine that it is not in the public interest to maintain our listing, even if we regain compliance with the Bid Price Rule as a result of the Reverse Stock Split. In addition, Nasdaq Listing Rule 5810(c)(3)(A)(iv) states that any listed company that fails to meet the Bid Price Rule after effecting one or more reverse stock splits over the prior two-year period with a cumulative ratio of 250 shares or more to one, then the company is not eligible for a Minimum Bid Price Rule Compliance Period. As a result, since the Company had effected an one-for-one hundred (1-for-100) reverse stock split of its Common Stock on November 3, 2022, if we effect the Reverse Stock Split at a ratio of more than 1-for-2.5 and subsequently fail to satisfy the Bid Price Rule, Nasdaq will begin the process of delisting our Common Stock without providing a Minimum Bid Price Rule Compliance Period.

We have an amount of total liabilities which may be considered significant for a company of our size which could adversely affect our financial condition and our ability to react to changes in our business.

As of June 21, 2023, after giving effect to the Sundry Conversion, the Norwest Waiver and the H&J Settlement, we had an aggregate principal amount of total liabilities outstanding of approximately $22.0 million, which includes approximately $7.9 owing further to outstanding debt obligations.

We believe this is an amount of total liabilities which may be considered significant for a company of our size and current revenue base. Our substantial total liabilities could have important consequences to us. For example, it could:

●	make it more difficult for us to satisfy our obligations to the holders of our outstanding debt, resulting in possible defaults on and acceleration of such indebtedness;
●	require us to dedicate a substantial portion of our cash flows from operations to make payments on our debt, which would reduce the availability of our cash flows from operations to fund working capital, capital expenditures or other general corporate purposes;
●	increase our vulnerability to general adverse economic and industry conditions, including interest rate fluctuations;
●	place us at a competitive disadvantage to our competitors with proportionately less debt for their size;

●	limit our ability to refinance our existing debt or borrow additional funds in the future;
●	limit our flexibility in planning for, or reacting to, changing conditions in our business; and
●	limit our ability to react to competitive pressures or make it difficult for us to carry out capital spending that is necessary or important to our growth strategy.

Any of the foregoing impacts of our substantial total liabilities could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to generate sufficient cash to service all of our debt or refinance our obligations and may be forced to take other actions to satisfy our obligations under such indebtedness, which may not be successful.

Our ability to repay our total liabilities, including our ability to make scheduled payments on our debt or to refinance our obligations under our debt agreements, will depend on our financial and operating performance, which, in turn, will be subject to prevailing economic and competitive conditions and to the financial and business risk factors we face as described in this section, many of which may be beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to repay our total liabilities, including the ability to pay the principal, premium, if any, and interest on our debt.

If our cash flows and capital resources are insufficient to repay our total liabilities, including the ability to fund our debt service obligations, we may be forced to reduce or delay capital expenditures or planned growth objectives, seek to obtain additional equity capital or restructure our debt. In the future, our cash flows and capital resources may not be sufficient for payments of interest on and principal of our debt, and such alternative measures may not be successful and may not permit us to meet scheduled debt service obligations. In addition, the recent worldwide credit crisis could make it more difficult for us to repay our total liabilities, including the ability to refinance our debt on favorable terms, or at all.

In the absence of such operating results and resources, we may be required to dispose of material assets to repay our total liabilities, including the ability to meet our debt service obligations. We may not be able to consummate those sales, or, if we do, we will not control the timing of the sales or whether the proceeds that we realize will be adequate to repay our total liabilities, including the ability to meet debt service obligations when due.

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

As a result of our acquisitions of Sundry, Stateside, H&J and Bailey, our goodwill and intangible assets as of March 31, 2023 were $10.1 and $13.5 million, respectively. During the three months ended March 31, 2023 and the years ended December 31, 2022 and 2021, we recorded impairment expense of $0, $15.5 million and $3.4 million pertaining to the goodwill and intangible assets of Bailey and H&J. Any future impairments, including impairments of goodwill, intangible assets, long-lived assets or investments, could have a material adverse effect on our financial condition and results of operations for the period in which the impairment is recognized.

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

On May 30, 2023, the Company entered into a Subscription and Investment Representation Agreement (the “Subscription Agreement”) with John Hilburn Davis IV, its Chief Executive Officer pursuant to which the Company agreed to issue and sell 1 share of the Company’s Series B Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”) for $25,000

In June 2023, the Company issued 1,952,580 shares of common stock to D. Jones at a fair value of $1,357,043 pursuant to the H&J Settlement Agreement.

On June 21, 2023, the Company, on the one hand, and Moise Emquies, George Levy, Matthieu Leblan, Carol Ann Emquies, Jenny Murphy and Elodie Crichi (collectively, the “Sundry Investors”), on the other hand, executed a Securities Purchase Agreement (the “Sundry SPA”) whereby the Company issued 5,761 shares of Series C Convertible Preferred Stock, par value $0.0001 per share (the “Series C Preferred Stock”) to the Sundry Investors at a purchase price of $1,000 per share.

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

3.3

Certificate of Amendment of Certificate of Incorporation of Digital Brands Group, Inc. dated October 21, 2022 (incorporated by reference to Exhibit 3.1 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on October 26, 2022).

3.4

Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.5 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).

3.5

Amendment No. 1 to the Amended and Restated Bylaws of Digital Brands Group, Inc., as amended (incorporated by reference to Exhibit 3.1 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on August 12, 2022).

3.6

Amendment No. 2 to the Amended and Restated Bylaws of Digital Brands Group, Inc., as amended (incorporated by reference to Exhibit 3.2 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on August 31, 2022).

3.7	Certificate of Designation of Series B Preferred Stock, dated May 30, 2023 (incorporated by reference to Exhibit 3.1 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on June 1, 2023).
3.8

Certificate of Designation of Series C Convertible Preferred Stock, dated June 21, 2023 (incorporated by reference to Exhibit 3.1 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on June 27, 2023).

4.1

Form of Promissory Note, dated April 7, 2023, by Digital Brands Group, Inc. in favor each Investor (incorporated by reference to Exhibit 10.2 of Digital Brands Group Inc.’s Form 8-K/A filed with the SEC on April 18, 2023)

4.2

Fourth Amendment to Promissory Note, dated as of July 5, 2023, by Digital Brands Group, Inc. in favor of Norwest Venture Partners XI, LP and Norwest Venture Partners XII, LP (incorporated by reference to Exhibit 10.1 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on July 7, 2023)

4.3

Form of Placement Agent Warrants (incorporated by reference to Exhibit 4.30 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-272965), filed with the SEC on August 4, 2023).

4.4	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.31 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-272965), filed with the SEC on August 4, 2023).
4.5

Form of Warrant Agency Agreement (incorporated by reference to Exhibit 4.32 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-272965), filed with the SEC on August 4, 2023).

10.1

Form of Securities Purchase Agreement, dated April 7, 2023, by and among Digital Brands Group, Inc. and the Investors (incorporated by reference to Exhibit 10.1 of Digital Brands Group Inc.’s Form 8-K/A filed with the SEC on April 18, 2023).

10.2

Subscription and Investment Representation Agreement, dated May 30, 2023, by and between Digital Brands Group, Inc. and the purchaser signatory thereto (incorporated by reference to Exhibit 10.1 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on June 1, 2023).

10.3

Settlement Agreement and Release, dated June 21, 2023, by and among Drew Jones, D. Jones Tailored Collection, Ltd., Harper & Jones, LLC, Digital Brands Group, Inc., and John Hilburn Davis IV (incorporated by reference to Exhibit 10.1 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on June 27, 2023).

10.4

Waiver and Amendment Agreement, dated June 21, 2023, by and among Digital Brands Group, Inc. and the investors thereto (incorporated by reference to Exhibit 10.2 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on June 27, 2023).

10.5

Securities Purchase Agreement, dated June 21, 2023, by and among Digital Brands Group, Inc. and the investors thereto (incorporated by reference to Exhibit 10.3 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on June 27, 2023).

10.6

Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.53 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-272965), filed with the SEC on August 4, 2023).

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

*    Filed herewith.

**  Furnished herewith

#    Indicates management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL BRANDS GROUP, INC.

August 21, 2023	By:	/s/ John Hilburn Davis, IV
John Hilburn Davis, IV, Chief Executive Officer

August 21, 2023	By:	/s/ Reid Yeoman
Reid Yeoman, Chief Financial Officer