Form 10-Q
period 2023-09-30
Digital Brands Group, Inc.
filed 2023-11-14
CIK 1668010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 14, 2023 the Company had 857,859 shares of common stock, $0.0001 par value, issued and outstanding.

DIGITAL BRANDS GROUP, NC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

DIGITAL BRANDS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$1,067,259	$1,275,616
Accounts receivable, net	419,125	583,368
Due from factor, net	258,825	839,400
Inventory	4,710,327	5,122,564
Prepaid expenses and other current assets	1,194,544	766,901
Assets per discontinued operations, current	—	241,544
Total current assets	7,650,080	8,829,393
Property, equipment and software, net	98,170	104,512
Goodwill	8,973,501	8,973,501
Intangible assets, net	10,701,764	12,906,238
Deposits	106,547	193,926
Right of use asset	207,745	102,349
Assets per discontinued operations	—	2,628,136
Total assets	$27,737,807	$33,738,055

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$8,273,340	$8,016,173
Accrued expenses and other liabilities	4,781,632	3,936,920
Due to related parties	336,250	555,217
Contingent consideration liability	—	12,098,475
Convertible note payable, net	100,000	2,721,800
Accrued interest payable	1,888,014	1,561,795
Loan payable, current	1,878,023	1,829,629
Promissory note payable, net	4,899,018	9,000,000
Right of use liability, current portion	203,401	102,349
Liabilities per discontinued operations, current	—	1,071,433
Total current liabilities	22,359,678	40,893,791
Loan payable	150,000	150,000
Right of use liability	6,784	—
Liabilities per discontinued operations	—	147,438
Total liabilities	22,516,462	41,191,229

Commitments and contingencies

Stockholders’ equity (deficit):
Undesignated preferred stock, $0.0001 par, 10,000,000 shares authorized, 0 shares issued and outstanding as of both September 30, 2023 and December 31, 2022	—	—
Series A convertible preferred stock, $0.0001 par, 6,800 shares designated, 6,300 shares issued and outstanding as of both September 30, 2023 and December 31, 2022	1	1
Series C convertible preferred stock, $0.0001 par, 5,671 shares designated, 5,671 and 0 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	1	—
Common stock, $0.0001 par, 1,000,000,000 shares authorized, 578,090 and 317,502 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	58	18
Additional paid-in capital	115,496,683	96,294,123
Accumulated deficit	(110,275,397)	(103,747,316)
Total stockholders’ equity (deficit)	5,221,345	(7,453,174)
Total liabilities and stockholders’ equity (deficit)	$27,737,807	$33,738,055

See the accompanying notes to the unaudited condensed consolidated financial statements

DIGITAL BRANDS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
		Restated		Restated
Net revenues	$3,257,332	$2,658,844	$12,127,135	$7,937,406
Cost of net revenues	1,554,044	1,700,547	6,094,532	5,252,943
Gross profit	1,703,288	958,298	6,032,603	2,684,464

Operating expenses:
General and administrative	3,735,527	2,979,915	12,115,590	11,053,536
Sales and marketing	1,151,377	1,022,331	3,188,054	3,252,418
Distribution	238,546	97,737	750,945	522,510
Change in fair value of contingent consideration	—	(702,885)	(10,698,475)	6,418,355
Total operating expenses	5,125,450	3,397,098	5,356,114	21,246,820

Income (loss) from operations	(3,422,162)	(2,438,800)	676,489	(18,562,356)

Other income (expense):
Interest expense	(1,956,080)	(2,271,548)	(4,907,567)	(6,002,160)
Other non-operating income (expenses)	(57,752)	(23,690)	(734,501)	2,629,685
Total other income (expense), net	(2,013,832)	(2,295,238)	(5,642,068)	(3,372,475)

Income tax benefit (provision)	—	—	—	—
Net loss from continuing operations	(5,435,994)	(4,734,038)	(4,965,579)	(21,934,831)
Income (loss) from discontinued operations, net of tax	—	(160,433)	(1,562,503)	(326,507)
Net loss	$(5,435,994)	$(4,894,471)	$(6,528,082)	$(22,261,338)

Weighted average common shares outstanding - basic and diluted	373,498	21,150	283,673	13,649

Net loss from continuing per common share - basic and diluted	$(14.55)	$(223.83)	$(17.50)	$(1,607.05)

See the accompanying notes to the unaudited condensed consolidated financial statements

DIGITAL BRANDS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Series A Convertible		Series B		Series C Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances at December 31, 2021	—	$—	—	$—	—	$—	5,201	$1	$58,614,172	$(65,703,954)	$(7,089,781)
Conversion of notes into common stock	—	—	—	—	—	—	350	—	1,201,582	—	1,201,582
Stock-based compensation	—	—	—	—	—	—	—	—	139,093	—	139,093
Net loss	—	—	—	—	—	—	—	—	—	(7,832,942)	(7,832,942)
Balances at March 31, 2022	—	$—	—	$—	—	$—	5,550	1	59,954,847	(73,536,896)	(13,582,048)
Issuance of common stock in public offering	—	—	—	—	—	—	14,956	1	9,347,449	—	9,347,450
Offering costs	—	—	—	—	—	—	-	—	(1,930,486)	—	(1,930,486)
Conversion of notes and derivative liability into common stock	—	—	—	—	—	—	644	—	600,790	—	600,790
Warrants issued in connection with note	—	—	—	—	—	—	-	—	98,241	—	98,241
Stock-based compensation	—	—	—	—	—	—	-	—	119,759	—	119,759
Net loss	—	—	—	—	—	—	-	—	—	(9,533,924)	(9,533,924)
Balances at June 30, 2022	—	—	—	—	—	—	21,150	2	68,190,600	(83,070,820)	(14,880,218)
Common stock issued pursuant to consulting agreement	—	—	—	—	—	—	30	—	123,000	—	123,000
Issuance of Series A preferred stock	—	—	—	—	—	—	—	—	25,000	—	25,000
Conversion of venture debt into Series A convertible preferred stock	6,300	1	—	—	—	—	—	—	6,299,999	—	6,300,000
Warrants issued in connection with note	—	—	—	—	—	—	—	—	692,299	—	692,299
Stock-based compensation	—	—	—	—	—	—	—	—	110,093	—	110,093
Net loss	—	—	—	—	—	—	—	—	—	(4,894,471)	(4,894,471)
Balances at September 30, 2022	6,300	1	—	—	—	—	21,180	2	75,440,991	(87,965,292)	(12,524,298)

Balances at December 31, 2022	6,300	$1	—	$—	—	$—	178,758	$18	$96,294,123	$(103,747,316)	$(7,453,174)
Issuance of common stock pursuant to private placement, net of offering costs	—	—	—	—	—	—	51,086	5	4,463,071	—	4,463,076
Shares issued for services	—	—	—	—	—	—	4,756	—	499,337	—	499,338
Shares and warrants issued with notes	—	—	—	—	—	—	4,400	—	658,494	—	658,494
Stock-based compensation	—	—	—	—	—	—	—	—	105,594	—	105,594
Net loss	—	—	—	—	—	—	—	—	—	(6,136,349)	(6,136,349)
Balances at March 31, 2023	6,300	1	—	—	—	—	238,999	24	102,020,619	(109,883,665)	(7,863,021)
Conversion of notes into preferred stock	—	—	—	—	5,761	1	—	—	5,759,177	—	5,759,177
Issuance of Series B preferred stock	—	—	1	—	—	—	—	—	25,000	—	25,000
Issuance of common stock pursuant to disposition	—	—	—	—	—	—	78,103	8	1,357,035	—	1,357,043
Stock-based compensation	—	—	—	—	—	—	—	—	101,500	—	101,500
Net income	—	—	—	—	—	—	—	—	—	5,044,261	5,044,262
Balances at June 30, 2023	6,300	$1	1	$—	5,761	$1	317,102	$32	109,263,331	(104,839,403)	4,423,961
Cancellation of Series B preferred stock	—	—	(1)	—	—	—	—	—	(25,000)	—	(25,000)
Issuance of common stock pursuant to private placement, net of offering costs	—	—	—	—	—	—	32,000	3	3,832,302	—	3,832,305
Common stock issued for services	—	—	—	—	—	—	105,174	11	1,157,079	—	1,157,090
Exercise of warrants	—	—	—	—	—	—	123,814	12	1,167,554	—	1,167,566
Stock-based compensation	—	—	—	—	—	—	—	—	101,417	—	101,417
Net loss	—	—	—	—	—	—	—	—	—	(5,435,994)	(5,435,994)
Balances at September 30, 2023	6,300	$1	—	$—	5,761	$1	578,090	$58	$115,496,683	$(110,275,397)	$5,221,345

See the accompanying notes to the unaudited condensed consolidated financial statements

DIGITAL BRANDS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(6,528,082)	$(22,261,338)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,485,166	1,669,782
Amortization of loan discount and fees	1,956,355	4,610,234
Loss on extinguishment of debt	689,100	—
Loss on disposition of business	1,523,940	—
Stock-based compensation	308,511	491,945
Shares issued for services	1,656,417	—
Change in credit reserve	354,282	(26,429)
Change in fair value of contingent consideration	(10,698,475)	6,418,355
Discontinued operations	7,666	—
Fees incurred in connection with debt financings	—	48,245
Change in fair value of warrant liability	—	(18,223)
Change in fair value of derivative liability	—	(794,477)
Forgiveness of Payroll Protection Program	—	(1,760,755)
Changes in operating assets and liabilities:
Accounts receivable, net	153,479	(289,061)
Due from factor, net	72,220	433,671
Inventory	514,955	100,006
Prepaid expenses and other current assets	(366,615)	(522,434)
Accounts payable	182,242	382,943
Accrued expenses and other liabilities	1,088,763	1,715,221
Deferred revenue	(183,782)	119,977
Accrued interest	326,219	992,482
Net cash used in operating activities	(6,457,638)	(8,689,857)
Cash flows from investing activities:
Cash disposed	(18,192)	—
Purchase of property, equipment and software	(27,855)	(5,533)
Deposits	87,378	—
Net cash provided by (used in) investing activities	41,331	(5,533)
Cash flows from financing activities:
Proceeds (repayments) from related party advances	(218,967)	(162,692)
Advances (repayments) from factor	154,073	(60,735)
Proceeds from venture debt	—	237,500
Issuance of loans and note payable	5,799,989	248,858
Repayments of convertible and promissory notes	(8,840,092)	(3,068,750)
Issuance of convertible notes payable	—	3,751,250
Exercise of warrants	1,167,566	—
Issuance of common stock in public offering	10,000,003	9,347,450
Offering costs	(1,854,622)	(1,930,486)
Net cash provided by financing activities	6,207,950	8,362,395
Net change in cash and cash equivalents	(208,357)	(332,995)
Cash and cash equivalents at beginning of period	1,275,616	528,394
Cash and cash equivalents at end of period	$1,067,259	$195,399
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$1,176,305	$318,576
Supplemental disclosure of non-cash investing and financing activities:
Conversion of notes into common stock	$—	$1,802,372
Conversion of notes into preferred stock	$5,759,177	$—
Right of use asset	$467,738	$152,387
Warrants issued in connection with note	$—	$790,540
Derivative liability in connection with convertible note	$—	$559,957
Conversion of related party notes and payables into preferred and common stock	$—	$25,000
Conversion of venture debt into preferred stock	$—	$6,300,000

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

NOTE 2: GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated profits since inception, has sustained net losses of $6,528,082 and $22,261,338 for the nine months ended September 30, 2023 and 2022, respectively, and has incurred negative cash flows from operations for the nine months ended September 30, 2023 and 2022. The Company has historically lacked liquidity to satisfy obligations as they come due and as of September 30, 2023, and the Company had a working capital deficit of $14,709,598. These factors, among others, arise substantial doubt about the Company’s ability to continue as a going concern. The Company expects to continue to generate operating losses for the foreseeable future. The accompanying consolidated financial statements do not include any adjustments as a result of this uncertainty.

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

On August 21, 2023, the Board of Directors approved a one-for-25 reverse stock split of its issued and outstanding shares of common stock and a proportional adjustment to the existing conversion ratios for each series of the Company’s preferred stock. The reverse stock split became effective as of August 22, 2023. Accordingly, all share and per share amounts for all periods presented in the accompanying consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect this reverse stock split and adjustment of the preferred stock conversion ratios.

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated balance sheet as of September 30, 2023, the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022, statements of changes in stockholders’ equity (deficit) and of cash flows for the nine months ended September 30, 2023 and 2022 have been prepared by the Company, pursuant to the rules and regulations of the SEC for the interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The unaudited interim consolidated financial statements have been prepared on a basis consistent with the audited consolidated financial statements and in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the consolidated results for the interim periods presented and of the consolidated financial condition as of the date of the interim consolidated balance sheet. The results of operations are not necessarily indicative of the results expected for the year ended December 31, 2023.

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with SEC on April 17, 2023.

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

Reclassification of Previously Issued Financial Statements

Certain prior year accounts have been reclassified to conform with current year presentation pertaining to cost of net revenue and general and administrative expenses. The Company has reclassified $916,693 in general and administrative expenses per previously reported financial statements to net revenues in the accompanying consolidated statements of operations for the nine months ended September 30, 2022. The reclassified costs from general and administrative expense to cost of net revenues are primarily personnel and warehouse related costs. The reclassification had no effect on the reported results of operations.

Certain prior year accounts have been reclassified to conform with current year presentation regarding income (loss) from discontinued operations. H&J’s assets and liabilities as of December 31, 2022 have also been reclassified on the consolidated balance sheet. See Note 4.

Cash and Equivalents and Concentration of Credit Risk

The Company considers all highly liquid securities with an original maturity of less than three months to be cash equivalents. As of September 30, 2023 and December 31, 2022, the Company did not hold any cash equivalents. The Company’s cash and cash equivalents in bank deposit accounts, at times, may exceed federally insured limits of $250,000.

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
as of September 30, 2023 Using:
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

H&J Settlement Agreement

On June 21, 2023, the Company and the former owners of H&J executed a Settlement Agreement and Release (the “Settlement Agreement”) whereby the Company transferred 100% of its membership interests in H&J to D. Jones (the “H&J Seller”).  Pursuant to the Settlement Agreement, the Company agreed to make an aggregate cash payment of $229,000 to the H&J Seller and the Company issued 1,952,580 shares of common stock to the H&J Seller.  In connection with the Settlement Agreement, the parties agreed that no further shares were owed to the H&J Seller resulting from the stock price guarantee pursuant to the May 2021 H&J acquisition.  As a result, the Company recorded a fair value of $0 pertaining to the H&J contingent consideration, resulting in a gain in the change in fair value of contingent consideration of $1,400,000. The change in fair value was included in loss from discontinued operations in the consolidated statements of operations. See Note 4 for further detail.

The detail of contingent consideration by company is as follows:

	September 30,	December 31,
	2023	2022
Bailey	$—	$10,698,475
Harper & Jones	—	1,400,000
	$—	$12,098,475

Inventory

Inventory is stated at the lower of cost or net realizable value and accounted for using the weighted average cost method for DSTLD and first-in, first-out method for Bailey, Stateside and Sundry. The inventory balances as of September 30, 2023 and December 31, 2022 consist substantially of finished good products purchased or produced for resale, as well as any raw materials the Company purchased to modify the products and work in progress.

Inventory consisted of the following:

	September 30,	December 31,
	2023	2022
Raw materials	$1,508,416	$1,611,134
Work in process	653,412	888,643
Finished goods	2,548,499	2,622,787
Inventory	$4,710,327	$5,122,564

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

The following table sets forth the a) the dilutive items included in the weighted average common shares – diluted amount above as of September 30, 2023 and b) the number of potential common shares excluded from the calculations of net loss per diluted share because their inclusion would be anti-dilutive as of September 30, 2022:

	September 30,
	2023	2022
Convertible notes	—	47,092
Series A convertible preferred stock	27,097	27,097
Series C convertible preferred stock	321,395	—
Common stock warrants	1,662,096	5,285
Stock options	1,558	1,558
Total potentially dilutive shares	2,012,145	81,032

The stock options and warrants above are out-of-the-money as of September 30, 2023 and 2022.

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

Nine Months Ended
September 30,
2022
Net revenues	$23,995,555
Net loss	$(8,405,222)
Net loss per common share	$(29.63)

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

Through September 30, 2023, the Company has made payments to D. Jones totaling $200,000. The remaining balance of $29,000 is included in accrued expenses and other liabilities on the consolidated balance sheet.

The loss of disposition of business of $1,523,940 was included in income (loss) from discontinued operations, net of tax in the consolidated statements of operations.

In accordance with the provisions of ASC 205-20, the Company has excluded the results of discontinued operations from its results of continuing operations in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022. The results of the discontinued operations of HJ for the three and nine months ended September 30, 2023 and 2022 consist of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net revenues	$—	$765,678	$1,405,482	$2,658,527
Cost of net revenues	—	356,349	565,621	961,761
Gross profit	—	409,329	839,861	1,696,765

Operating expenses:
General and administrative	—	359,205	520,582	1,256,078
Sales and marketing	—	203,087	346,167	718,862
Distribution	—	—	—	—
Change in fair value of contingent consideration	—	—	—	—
Total operating expenses	—	562,293	866,749	1,974,940

Loss from operations	—	(152,962)	(26,888)	(278,175)

Other income (expense):
Interest expense	—	(7,470)	(11,675)	(48,332)
Loss on disposition of business	—	—	(1,523,940)	—
Other non-operating income (expenses)	—	—	—	—
Total other income (expense), net	—	(7,470)	(1,535,615)	(48,332)

Income tax benefit (provision)	—	—	—	—
Net loss from discontinued operations	$—	$(160,432)	$(1,562,503)	$(326,507)

Weighted average common shares outstanding – basic and diluted	373,498	21,150	283,673	9,836
Net loss from discontinued operations per common share – basic and diluted	$—	$(7.59)	$(5.51)	$(33.19)

NOTE 5: DUE FROM FACTOR

Due to/from factor consist of the following:

	September 30,	December 31,
	2023	2022
Outstanding receivables:
Without recourse	$308,918	$1,680,042
With recourse	29,843	65,411
Matured funds and deposits	103,095	81,055
Advances	(172,285)	(632,826)
Credits due customers	(10,746)	(354,282)
	$258,825	$839,400

NOTE 6: GOODWILL AND INTANGIBLE ASSETS

The following is a summary of goodwill attributable to each business combination:

	September 30,	December 31
	2023	2022
Bailey	$3,158,123	$3,158,123
Stateside	2,104,056	2,104,056
Sundry	3,711,322	3,711,322
	$8,973,501	$8,973,501

In connection with the H&J disposition, the Company derecognized $1,130,311 in goodwill.

The following table summarizes information relating to the Company’s identifiable intangible assets as of September 30, 2023:

	Gross	Accumulated	Carrying
	Amount	Amortization	Value
Amortized:
Customer relationships	$9,734,560	$(4,874,676)	$4,859,884
	$9,734,560	$(4,874,676)	$4,859,884

Indefinite-lived:
Brand name	$5,841,880	—	5,841,880
	$15,576,440	$(4,874,676)	$10,701,764

In connection with the H&J disposition, the Company derecognized $1,246,915 in intangible assets.

The Company recorded amortization expense of $719,547 and $537,813 during the three months ended September 30, 2023 and 2022, and $2,478,824 and $1,613,438 during the nine months ended September 30, 2023 and 2022, respectively, which is included in general and administrative expenses in the consolidated statements of operations.

NOTE 7: LIABILITIES AND DEBT

Accrued Expenses and Other Liabilities

The Company accrued expenses and other liabilities line in the consolidated balance sheets is comprised of the following as of September 30, 2023 and December 31,2022:

	September 30,	December 31,
	2023	2022
Accrued expenses	$489,628	$668,714
Reserve for returns	—	307,725
Payroll related liabilities	3,792,438	2,618,870
Sales tax liability	304,748	262,765
Other liabilities	194,817	78,845
	$4,781,632	$3,936,920

As of September 30, 2023, payroll liabilities included an aggregate of $1,406,403 in payroll taxes due to remit to federal and state authorities. Of this amount, $698,842 pertained to DBG and $707,561 pertained to Bailey44. The amounts are subject to further penalties and interest. The amounts are subject to further penalties and interest.

As of September 30, 2023 and December 31, 2022, accrued expenses included $535,000 in accrued common stock issuances pursuant to an advisory agreement for services performed in 2022. The 200 shares of common stock owed per the agreement are expected to be issued in the fourth quarter of 2023.

Convertible Debt

2020 Regulation D Offering

As of September 30, 2023 and December 31, 2022, there was $100,000 remaining in outstanding principal that was not converted into equity.

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

The following is a summary of the convertible notes for the nine months ended September 30, 2023:

		Unamortized	Convertible Note
	Principal	Debt Discount	Payable, Net
Balance, December 31, 2022	$4,100,000	$(1,378,200)	$2,721,800
Repayments of notes	(4,000,000)	—	(4,000,000)
Amortization of debt discount	—	689,100	689,100
Loss on extinguishment of debt	—	689,100	689,100
Balance, September 30, 2023	$100,000	$—	$100,000

During the nine months ended September 30, 2022, the Company converted an aggregate of $888,930 in outstanding principal into 350 shares of common stock.

During the nine months ended September 30, 2023 and 2022, the Company amortized $689,100 and $1,792,060, respectively of debt discount to interest expense pertaining to convertible notes.

In January 2023, the Company issued 110,000 shares of common stock at a fair value of $322,300 to a former convertible noteholder pursuant to default provisions. The amount was included in interest expense in the consolidated statements of operations.

Loan Payable — PPP and SBA Loan

As of both September 30, 2023 and December 31, 2022, Bailey had an outstanding PPP Loan balance of $933,295 and matures in 2026.

Merchant Advances

In 2022, the Company obtained several merchant advances. These advances are, for the most part, secured by expected future sales transactions of the Company with expected payments on a weekly basis. As of December 31, 2022, $896,334 remained outstanding. During the nine months ended September 30, 2023, the Company received additional proceeds totaling $2,880,238 and made repayments totaling $3,338,572. As of September 30, 2023, the remaining principal outstanding was $438,000. In connection with these advances, the Company granted 6,095 warrants to purchase common stock at an exercise price of $131.25 to the lender in connection with its merchant advances.

In 2023, the Company obtained merchant advances totaling $902,051 from Shopify Capital and another lender, and made repayments totaling $395,323.  As of September 30, 2023, the remaining principal outstanding was $506,728. These advances are, for the most part, secured by expected future sales transactions of the Company with expected payments on a daily basis.

Promissory Note Payable

As of September 30, 2023 and December 31, 2022, the outstanding principal on the note to the sellers of Bailey was $3,500,000. The maturity date was December 31, 2022. On July 5, 2023, the parties agreed to extend the maturity date to June 30, 2024. Interest expense was $105,000 and $105,000 for the three months ended September 30, 2023 and 2022 and $315,000 and $315,000 for the nine months ended September 30, 2023 and 2022, all respectively, which was accrued and unpaid as of September 30, 2023.

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

In March 2023, the Company and various purchasers executed a Securities Purchase Agreement (“March 2023 Notes”) whereby the investors purchased from the Company promissory notes in the aggregate principal amount of $2,458,750, consisting of original issue discount of $608,750. The Company received net proceeds of $1,850,000 after additional fees. The March 2023 Notes are due and payable on September 30, 2023 (the “Maturity Date”). The Company will also have the option to prepay the Notes with no penalties at any time prior to the Maturity Date. If the Company completes a debt or equity financing of less than $7,500,000, the Company is required to repay 50% of the remaining balance of the March 2023 Notes. Following such 50% repayment, the Company must also use any proceeds from any subsequent debt or equity financing to repay the March 2023 Notes. Upon the closing of any debt or equity financing of $7,500,000 or greater, the Company is required to repay 100% of the Notes with no penalties. There is no additional interest after the 20% original interest discount. Upon the Company’s equity financing in September 2023, the Company repaid an aggregate $1,059,732 in principal to the respective noteholders. The Company recognized a debt discount of $608,750, which was fully amortized through September 30, 2023. This note is currently in default, however the parties are currently working on an extension to the Maturity Date.

The following is a summary of promissory notes payable, net:

	September 30,	December 31,
	2023	2022
Bailey Note	$3,500,000	$3,500,000
Sundry Note	—	5,500,000
March 2023 Notes - principal	1,399,018	—
Promissory note payable, net	$4,899,018	$9,000,000

NOTE 8: STOCKHOLDERS’ DEFICIT

On January 11, 2023, the Company, entered into a Securities Purchase Agreement with a certain accredited investor, pursuant to which the Company agreed to issue and sell, in a private placement (the “January Private Placement”), an aggregate of 475,000 shares  of the Company’s common stock (“Common Stock”), and accompanying warrants to purchase 475,000 shares of Common Stock, at a combined purchase price of $3.915 per share and Common Warrant, and (ii) 802,140 pre-funded warrants exercisable for 802,140 shares of Common Stock, and accompanying common warrants to purchase 802,140 shares of Common Stock, at a combined purchase price of $3.915 per pre-funded warrant and accompanying common warrant, to the investors, for aggregate gross proceeds from the January Private Placement of approximately $5 million before deducting placement agent fees and related offering expenses. As a result of the transaction, the Company issued 1,277,140 shares of Common Stock, including the 475,000 shares and the immediate exercise of 802,140 pre-funded warrants, for gross proceeds of $5.0 million. The Company received net proceeds of $4.3 million after deducting placement agent fees and offering expenses.

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

On August 31, 2023, the Company entered into a Securities Purchase Agreement with a certain accredited investor, pursuant to which the Company agreed to issue and sell, in a private placement (the “August Private Placement”), an aggregate of 32,000 shares of the Company’s Common Stock and accompanying Series A warrants to purchase up to 32,000 shares of Common Stock and Series B warrants to purchase up to 32,000 shares of Common Stock at a combined purchase price of $9.73 per share and common warrants, and (ii) 481,875 pre-funded warrants exercisable for 481,875 shares of Common Stock, and accompanying Series A Warrants to purchase up to 481,875 shares of Common Stock and Series B Warrants to purchase up to 481,875 shares of Common Stock, at a combined purchase price of $9.73, for aggregate gross proceeds from the August Private Placement of approximately $5 million. The Company received net proceeds of $3.8 million after deducting placement agent fees and offering expenses. Through September 30, 2023, none of the pre-funded warrants from the August Private Placement had been exercised for shares of Common Stock.

In connection with the August Private Placement, the Company entered into a warrant amendment (the “Warrant Amendment”) with certain investors to amend certain existing warrants to purchase up to 196,542 shares of Common Stock that were previously issued in December 2022 and January 2023 to the investors, with an exercise price of $131.25 per share and $95.00 per share, respectively (the “Amended Warrants”) as follows: (i) to reduce the exercise price of the Amended Warrants to $9.43 per share, and (ii) to extend the original expiration date of the Amended Warrants so that they will terminate five and one half years from the closing of the offering. Immediately following the Warrant Amendment, the Company exercised warrants for 123,814 shares of common stock for proceeds of $1,167,566.

In September 2023, the Company issued 42,782 shares in accrued amounts owed to Sundry executives based on their employment agreements for a total value of $500,000.

On September 10, 2023, the non-employee members of the board of directors adopted a 2023 Stock Purchase Plan (the “2023 Plan”) to enable the Company to attract, retain and motivate its employees. Under the 2023 Plan, qualified employees can purchase shares of the Company’s common stock at fair market value by either the delivery of cash or the delivery of a form of acceptable non-recourse promissory note. The aggregate number of common stock issuable under the 2023 Plan shall not exceed 65,000 subject to certain adjustment provided under the 2023 Plan.

Pursuant to the 2023 Plan, the Company issued an aggregate of 63,000 shares of common stock to certain employees and consultants with accompanying 5-year non-recourse promissory notes. The issuance of the shares were considered for services, and as such the Company recorded $657,090, or a fair value of $10.43 per share, in stock-based compensation which was included in general and administrative expenses int he consolidated statement of operations.

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

On September 13, 2023, the Company filed a certificate of cancellation (the “Series A Certificate of Cancellation”) with the Secretary of State of the State of Delaware, effective as of the time of filing, cancelling the Series A Certificate of Designation relateing to the Series A Preferred Stock.

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

On September 13, 2023, the Company filed a certificate of cancellation (the “Series B Certificate of Cancellation”) with the Secretary of State of the State of Delaware, effective as of the time of filing, cancelling the Series B Certificate of Designation, and thereby eliminating all Series B Preferred Stock.

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

NOTE 9: RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2023 and 2022, the Company made net repayments for amounts due to related parties totaling $218,967 and $162,692, respectively. As of September 30, 2023 and December 31, 2022, amounts due to related parties were $336,250 and $556,225, respectively.  The advances are unsecured, non-interest bearing and due on demand. Amounts due to related parties consist of current and former executives, and a board member.

In October 2022, the Company received advances from Trevor Pettennude totaling $325,000. The advances are unsecured, non-interest bearing and due on demand. The advances were paid off in September 2023.

As of December 31, 2022, H&J had an outstanding note payable of $129,489 owned by the H&J Seller. The balance was $0 upon the H&J disposition in June 2023.

NOTE 10: SHARE-BASED PAYMENTS

Common Stock Warrants

In connection with the January Private Placement, the Company granted 32,085 pre-funded warrants which were immediately exercised for shares of common stock. The Company also granted an additional 51,085 warrants as part of the offering. Each warrant has an exercise price of $9.43 per share, is immediately exercisable upon issuance and expires five years after issuance. The Company also granted the placement agent 3,831 warrants to purchase common stock at an exercise price of $122.35 per share, which is immediately exercisable upon issuance and expires five years after issuance.

In connection with merchant advances (Note 6), the Company granted 6,095 warrants to purchase common stock at an exercise price of $131.25. The warrants are immediately exercisable upon issuance and expire five years after issuance.

In connection with the August Private Placement, the Company granted 481,875 pre-funded warrants, which had not yet been exercised for shares of common stock as of September 30, 2023. These warrants are expected to be fully sold and exercised into shares in the fourth quarter of 2023. The Company also granted an additional 1,027,750 warrants as part of the offering. Each warrant has an exercise price of $9.43 per share, is immediately exercisable upon issuance and expires 5.5 years after issuance. The Company also granted the placement agent 38,541 warrants to purchase common stock at an exercise price of $12.16 per share, which is immediately exercisable upon issuance and expires 5.5 years after issuance.

In connection with the August Private Placement, the Company entered into a warrant amendment (the “Warrant Amendment”) with certain investors to amend certain existing warrants to purchase up to 196,542 shares of Common Stock that were previously issued in December 2022 and January 2023 to the investors, with an exercise price of $131.25 per share and $95.00 per share, respectively (the “Amended Warrants”) as follows: (i) to reduce the exercise price of the Amended Warrants to $9.43 per share, and (ii) to extend the original expiration date of the Amended Warrants so that they will terminate five and one half years from the closing of the offering. Immediately following the Warrant Amendment, the Company exercised warrants for 123,814 shares of common stock for proceeds of $1,167,566.

The following is a summary of warrant activity:

	Common	Weighted
	Stock	Average
	Warrants	Exercise Price
Outstanding - December 31, 2022	176,733	$209.25
Granted	1,641,262	14.69
Exercised	(155,899)	27.63
Forfeited	—	—
Outstanding - September 30, 2023	1,662,096	$20.86
Exercisable at December 31, 2022	171,278	$210.50
Exercisable at September 30, 2023	1,662,096	$26.19

Stock Options

As of September 30, 2023 and December 31, 2022, the Company had 1,558 stock options outstanding with a weighted average exercise price of $9,055.50 per share. As of September 30, 2023, there were 1,463 options exercisable.

Stock-based compensation expense of $101,417 and $110,092 was recognized for the three months ended September 30, 2023 and 2022, respectively, and $308,511 and $368,944 was recognized for the nine months September 30, 2023 and 2022, respectively. During the nine months ended September 30, 2023 and 2022, $43,197 and $43,196 was recorded to sales and marketing expense, and all other stock compensation was included in general and administrative expense in the condensed consolidated statements of operations. Total unrecognized compensation cost related to non-vested stock option awards as of September 30, 2023 amounted to $269,490 and will be recognized over a weighted average period of 0.77 years.

NOTE 11: LEASE OBLIGATIONS

In January 2023, the Company entered into a lease agreement extension for its corporate office and distribution center in Vernon, California that expires on December 31, 2023. The lease has monthly base rent payments of $38,105. As a result of the extension, the Company recognized a right of use asset and liability of $467,738 using a discount rate of 8.0%. As of September 30, 2023, the Company has $980,322 in accounts payable for past rents due to the landlord pertaining to this lease.

In May 2023, the Company entered into a lease agreement extension for a showroom space in Los Angeles, California that commences in March 2023 and expires in January 2025. The original lease began in April 2018 and terminated in May 2020, at which point the lease was month to month. The lease has a monthly base rent of $6,520 until January 31, 2025, at which point the base rent increases to $6,781 until the end of the lease. As a result of the extension, the Company recognized a right of use asset and liability of $125,397 using a discount rate of 8.0%. As of September 30, 2023, the Company has $248,734 in accounts payable for past rents due to the landlord pertaining to this lease.

Stateside and Sundry utilize a lease for a showroom in Los Angeles, California which is month to month.

Total rent expense for the three months ended September 30, 2023 and 2022 was $140,304 and $267,041, and $401,444 and $736,523 for the nine months end June 30, 2023 and 2022, respectively.

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

All claims above, to the extent management believes it will be liable, have been included in accounts payable and accrued expenses and other liabilities in the accompanying consolidated balance sheet as of September 30, 2023.

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

NOTE 13: INCOME TAXES

The Company has historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. The Company has used a discrete effective tax rate method to calculate taxes for the fiscal three and nine month periods ended September 30, 2023. The Company determined that since small changes in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate for the fiscal three and nine-month periods ended September 30, 2023.

The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. The Company assessed the need for a valuation allowance against its net deferred tax assets and determined a full valuation allowance is required due, cumulative losses through September 30, 2023, and no history of generating taxable income.

NOTE 14: SUBSEQUENT EVENTS

Through the issuance date, the Company has exercised  225,375 pre-funded warrants per the August  Prive Placement into shares of common stock.

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

Results of Operations

Three Months Ended September 30, 2023 compared to Three Months Ended September 30, 2022

The following table presents our results of operations for the three months ended September 30, 2023 and 2022:

	Three Months Ended
	September 30,
	2023	2022
Net revenues	$3,257,332	$2,658,444
Cost of net revenues	1,554,044	1,700,547
Gross profit	1,703,288	958,298
General and administrative	3,753,527	2,979,915
Sales and marketing	1,151,377	1,022,331
Other operating expenses	238,546	(605,148)
Operating loss	(3,422,162)	(2,438,800)
Other income (expenses)	(2,013,832)	(2,295,238)
Loss before provision for income taxes	(5,435,994)	(4,734,038)
Provision for income taxes	—	—
Net income (loss) from continuing operations	$(5,435,994)	$(4,734,038)

Net Revenues

Revenues increased by $0.6 million to $3.3 million for the three months ended September 30, 2023, compared to $2.7 million in the corresponding fiscal period in 2022. The increase was primarily due to full results in 2023 pertaining to the acquisition of Sundry in December 2022.

Gross Profit

Our gross profit increased by $0.7 million for the three months ended September 30, 2023 to $1.7 million from a gross profit of $1.0 million for the corresponding fiscal period in 2022. The increase in gross margin was primarily attributable to increased revenue in the nine months ended September 30, 2023 and the gross profit achieved by Sundry since the acquisition.

Our gross margin was 52.3% for three months ended September 30, 2023 compared to 36.0% for the three months ended September 30, 2022. The increase in gross margin was due to a shift in sales mix towards e-commerce, led by the Sundry business, which is able to achieve higher margins than wholesale.

Operating Expenses

Our operating expenses increased by $1.7 million for the three months ended September 30, 2023 to $5.1 million compared to $3.4 million for the corresponding fiscal period in 2022. General and administrative expenses increased by $0.8 million due to stock-based compensation for shares issued to employees and consultants. Sales and marketing expenses increased by $0.1 million, and other operating expenses increased by $0.8 million primarily due to change in fair value of contingent consideration.

Other Income (Expenses)

Other expenses was $2.0 million and $2.3 million for the three months ended September 30, 2023 and 2022, respectively. In 2023, the Company had less interest expense due to less outstanding notes. In 2022, other income was driven by the change in fair value of derivative liability in 2022.

Net Loss from Continuing Operations

Our net loss from continuing operations increased by $0.7 million to a net loss from continuing operations of $5.4 million for the three months ended September 30, 2023 compared to a loss from continuing operations of $4.7 million for the corresponding fiscal period in 2022, primarily due to the change in fair value of contingent consideration and increased operating expenses, partially offset by higher gross profit.

Nine Months Ended September 30, 2023 compared to Nine Months Ended September 30, 2022

The following table presents our results of operations for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended
	September 30,
	2023	2022
Net revenues	$12,127,135	$7,937,406
Cost of net revenues	6,094,532	5,252,943
Gross profit	6,032,603	2,684,464
General and administrative	12,115,590	11,053,536
Sales and marketing	3,188,054	3,252,418
Other operating expenses (income)	(9,947,530)	6,940,865
Operating loss	676,489	(18,562,355)
Other income (expenses)	(5,642,068)	(3,372,475)
Loss before provision for income taxes	(4,965,579)	(21,934,830)
Provision for income taxes	—	—
Net income (loss) from continuing operations	$(4,965,579)	$(21,934,830)

Net Revenues

Revenues increased by $4.2 million to $12.1 million for the nine months ended September 30, 2023, compared to $7.9 million in the corresponding fiscal period in 2022. The increase was primarily due to full results in 2023 pertaining to the acquisition of Sundry in December 2022.

Gross Profit

Our gross profit increased by $3.3 million for the nine months ended September 30, 2023 to $6.0 million from a gross profit of $2.7 million for the corresponding fiscal period in 2022. The increase in gross margin was primarily attributable to increased revenue in the nine months ended September 30, 2023 and the gross profit achieved by Sundry since the acquisition, as well as increasing margins across all entities.

Our gross margin was 49.7% for the nine months ended September 30, 2023 compared to 33.8% for the nine months ended September 30, 2022. The increase in gross margin was due to a shift in sales mix towards e-commerce, led by the Sundry business, which is able to achieve higher margins than wholesale, as well as heavy discounting in the first quarter of 2022.

Operating Expenses

Our operating expenses decreased by $15.9 million for the nine months ended September 30, 2023 to $5.4 million compared to $21.2 million for the corresponding fiscal period in 2022. The decrease in operating expenses was primarily due to the change in fair value of contingent consideration of $17.1 million. General and administrative expenses increased by $1.1 million primarily due to Sundry’s operations and stock-based compensation for shares issued to employees and consultants.  Sales and marketing expenses decreased by $0.1 million. Through the third quarter of 2023, we were able to obtain and efficiencies in fully absorbing all of our brands.

Other Income (Expenses)

Other expenses was $5.6 million and $3.4 million for the nine months ended September 30, 2023 and 2022, respectively. In 2023, the Company had less interest expense due to less outstanding notes.  In 2022, other expense was offset by a gain due to the change in fair value of derivative liability in 2022.

Net Loss from Continuing Operations

Our net loss from continuing operations decreased by $17.0 million to loss of $5.0 million for the nine months ended September 30, 2023 compared to a loss of $21.9 million for the corresponding fiscal period in 2022, primarily due to the change in fair value of contingent consideration and higher gross profit.

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

As of September 30, 2023, we had cash of $1.1 million, but we had a working capital deficit of $14.7 million. The Company requires significant capital to meet its obligations as they become due. These factors raise substantial doubt about our Company’s ability to continue as a going concern. Throughout the next twelve months, the Company plans to continue to fund its capital funding needs through a combination of public or private equity offerings, debt financings or other sources. There can be no assurance as to the availability or terms upon which such financing and capital might be available in the future. If the Company is unable to secure additional funding, it may be forced to curtail its business plans.

Cash Flow Activities

The following table presents selected captions from our condensed statement of cash flows for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended
	September 30,
	2023	2022
Net cash provided by operating activities:
Net loss	$(6,528,082)	$(22,261,338)
Non-cash adjustments	$(1,717,038)	$10,638,677
Change in operating assets and liabilities	$1,787,484	$2,932,803
Net cash used in operating activities	$(6,457,638)	$(8,689,857)
Net cash provided by (used in) investing activities	$41,331	$(5,533)
Net cash provided by financing activities	$6,207,950	$8,362,395
Net change in cash	$(208,357)	$(332,995)

Cash Flows Used In Operating Activities

Our cash used by operating activities decreased by $2.2 million to cash used of $6.5 million for the nine months ended September 30, 2023 as compared to cash used of $8.7 million for the corresponding fiscal period in 2022. The increase in net cash used in operating activities was primarily driven by the lower net loss, partially offset by non-cash adjustments.

Cash Flows Provided By (Used in) Investing Activities

Our cash provided by investing activities was $41,331 in 2023 primarily due to a reduction of deposits, partially offset by purchase of property and cash sold in the H&J disposition.

Cash Flows Provided by Financing Activities

Cash provided by financing activities was $6.2 million for the nine months ended September 30, 2023. Cash inflows included $8.1 million in net proceeds from the January Private Placement and August Private Placement  and proceeds from loans and notes of $5.8 million.  Cash outflows are primarily due to $8.8 million in repayments of notes.

Cash provided by financing activities was $8.4 million for the nine months ended September 30, 2022. Cash inflows in the nine months ended September 30, 2022 were primarily related to $7.3 million in equity proceeds after offering costs, $3.8 million from convertible notes and loans, partially offset by note repayments of $3.1 million.

Contractual Obligations and Commitments

As of September 30, 2023, we have $7.0 million in outstanding principal on debt, primarily our promissory notes due to the Bailey44 Sellers, the March 2023 Notes, PPP and merchant advances. Aside from our remaining non-current SBA obligations, all outstanding loans have maturity dates through 2024.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, who serve as our principal executive officer and principal financial and accounting officer, respectively, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. In making this evaluation, our management considered the material weakness in our internal control over financial reporting described below. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of such date.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the nine months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

All claims above, to the extent management believes it will be liable, have been included in accounts payable and accrued expenses and other liabilities in the accompanying consolidated balance sheet as of September 30, 2023.

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

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. Before investing in our common stock, you should consider carefully the risks described in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC on April 17, 2023, together with the other information contained in this Quarterly Report on Form 10-Q, including our financial statements and the related notes and in our other filings with the Securities and Exchange Commission. If any of the risks occur, our business, financial condition, results of operations and prospects could be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment. In addition, although as a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item, we note the following risk:

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

On September 20, 2023, the Company was formally notified by Nasdaq that it has evidenced full compliance with all requirements for continued listing on The Nasdaq Capital Market, including the bid price and stockholders’ equity requirements.

The Company will remain subject to a “Panel Monitor” as that term is defined under Nasdaq Listing Rule 5815(d)(4)(A), through September 20, 2024. Under the terms of the Panel Monitor, in the event the Company fails to satisfy any requirement for continued listing on The Nasdaq Capital Market during the monitoring period, the Company will be required to request a hearing before the Nasdaq Hearings Panel (the “Panel”) in order to maintain its listing rather than taking the interim step of submitting a compliance plan for the Listing Qualifications Staff’s review or receiving any otherwise applicable grace period.

Although the Company has taken efforts to improve its stockholders’ equity, including converting a portion of its outstanding liabilities into preferred stock of the Company, obtaining certain stockholders’ waiver of anti-dilution rights and effecting a reverse stock split, there can be no assurance that we will be successful in our efforts to maintain the Nasdaq listing.

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

If we subsequently fail to maintain or regain compliance with the minimum listing requirements, our Common Stock will be subject to delisting immediately. Our ability to publicly or privately sell equity securities and the liquidity of our Common Stock could be adversely affected if our Common Stock is delisted.

Some or all of the expected benefits of the Reverse Stock Split may not be realized or maintained. The market price of our Common Stock will continue to be based, in part, on our performance and other factors unrelated to the number of shares outstanding. The Reverse Stock Split reduced the number of outstanding shares of our Common Stock without reducing the number of shares of available but unissued Common Stock, which also had the effect of increasing the number of shares of Common Stock available for issuance. The issuance of additional shares of our Common Stock may have a dilutive effect on the ownership of existing stockholders. The current economic environment in which we operate, the debt we carry, along with otherwise volatile equity market conditions, could limit our ability to raise new equity capital in the future.

While Nasdaq rules do not impose a specific limit on the number of times a listed company may effect a reverse stock split to maintain or regain compliance with the Bid Price Rule, Nasdaq has stated that a series of reverse stock splits may undermine investor confidence in securities listed on Nasdaq. Accordingly, Nasdaq may determine that it is not in the public interest to maintain our listing, even though we regained compliance with the Bid Price Rule as a result of the Reverse Stock Split. In addition, Nasdaq Listing Rule 5810(c)(3)(A)(iv) states that any listed company that fails to meet the Bid Price Rule after effecting one or more reverse stock splits over the prior two-year period with a cumulative ratio of 250 shares or more to one, then the company is not eligible for a Minimum Bid Price Rule Compliance Period. As a result, since the Company had effected an one-for-one hundred (1-for-100) reverse stock split of its Common Stock on November 3, 2022, and we effected the Reverse Stock Split at a ratio of more than 1-for-2.5, if we subsequently fail to satisfy the Bid Price Rule, Nasdaq could begin the process of delisting our Common Stock without providing a Minimum Bid Price Rule Compliance Period.

We have an amount of total liabilities which may be considered significant for a company of our size which could adversely affect our financial condition and our ability to react to changes in our business.

As of September 30, 2023, we have $7.0 million in outstanding principal on debt, primarily our promissory notes due to the Bailey44 Sellers, the March 2023 Notes, PPP and merchant advances. Aside from our remaining non-current SBA obligations, all outstanding loans have maturity dates through 2024.

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

As a result of our acquisitions of Sundry, Stateside, H&J and Bailey, our goodwill and intangible assets as of September 30, 2023 were $9.0 million and $10.7 million, respectively. During the year ended December 31, 2022, we recorded impairment expense of $15.5 million  pertaining to the goodwill and intangible assets of Bailey and H&J. Any future impairments, including impairments of goodwill, intangible assets, long-lived assets or investments, could have a material adverse effect on our financial condition and results of operations for the period in which the impairment is recognized.

If our operating and financial performance in any given period does not meet the guidance provided to the public or the expectations of investment analysts, the market price of our common stock may decline.

We have in the past, and we may, but are not obligated to, provide public guidance on our expected operating and financial results for future periods. Any such guidance consists of forward-looking statements, subject to the risks and uncertainties described in this Report and in our other public filings and public statements. The ability to provide this public guidance, and the ability to accurately forecast our results of operations, are inherently uncertain and subject to numerous risks and uncertainties, including those described in this Report, many of which may be beyond our control. Our actual results may not always be in line with or exceed any guidance we have provided, especially in times of economic uncertainty, such as the current global economic uncertainty being experienced as a result of geopolitical tensions related to the ongoing conflicts in Russia and Ukraine, Israel and Palestine, and recent events in the banking industry such as the Silicon Valley Bank collapse and similar bank failures. If, in the future, our operating or financial results for a particular period do not meet any guidance provided or the expectations of investment analysts, or if we reduce our guidance for future periods, the market price of our common stock may decline as well. Even if we do issue public guidance, there can be no assurance that we will continue to do so in the future.

We may be impacted by macroeconomic conditions resulting from the global COVID-19 pandemic.

Since the first quarter of 2020, there has been a worldwide impact from the COVID-19 pandemic. Government regulations and shifting social behaviors have, at times, limited or closed non-essential transportation, government functions, business activities and person-to-person interactions. Global trade conditions and consumer trends that originated during the pandemic continue to persist and may also have long-lasting adverse impact on us and our industries independently of the progress of the pandemic.

For example, pandemic-related issues have exacerbated port congestion and intermittent supplier shutdowns and delays, resulting in additional expenses to expedite delivery of critical parts. In addition, labor shortages resulting from the pandemic, including worker absenteeism, has led to increased difficulty in hiring and retaining cloth manufacturing workers, as well as increased labor costs and supplier delays. Sustaining our production trajectory will require the ongoing readiness and solvency of our suppliers and vendors, a stable and motivated production workforce and government cooperation, including for travel and visa allowances. Additionally, infection rates and regulations continue to fluctuate in various regions, which may impact operations.

We cannot predict the duration or direction of current global trends or their sustained impact. Ultimately, we continue to monitor macroeconomic conditions to remain flexible and to optimize and evolve our business as appropriate, and attempt to accurately project demand and infrastructure requirements globally and deploy our production, workforce and other resources accordingly. Lastly, rising interest rates may lead to consumers to increasingly pull back spending, including on our products, which may harm our demand, business and operating results. If we experience unfavorable global market conditions, or if we cannot or do not maintain operations at a scope that is commensurate with such conditions or are later required to or choose to suspend such operations again, our business, prospects, financial condition and operating results may be harmed.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

On January 11, 2023, the Company, entered into a Securities Purchase Agreement with a certain accredited investor, pursuant to which the Company agreed to issue and sell, in a private placement (the “January Private Placement”), an aggregate of 475,000 shares of the Company’s common stock (“Common Stock”), and accompanying warrants to purchase 475,000 shares of Common Stock, at a combined purchase price of $3.915 per share and Common Warrant, and (ii) 802,140 pre-funded warrants  exercisable for 802,140 shares of Common Stock, and accompanying common warrants to purchase 802,140 shares of Common Stock, at a combined purchase price of $3.915 per pre-funded warrant and accompanying common warrant, to the investors, for aggregate gross proceeds from the January Private Placement of approximately $5 million before deducting placement agent fees and related offering expenses. As a result of the transaction, the Company issued 1,277,140 shares of Common Stock, including the 475,000 shares and the immediate exercise of 802,140 pre-funded warrants, for gross proceeds of $5.0 million. The Company received net proceeds of $4.3 million after deducting placement agent fees and offering expenses.

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

On August 31, 2023, the Company entered into a Securities Purchase Agreement with a certain accredited investor, pursuant to which the Company agreed to issue and sell, in a private placement (the “August Private Placement”), an aggregate of 32,000 shares of the Company’s Common Stock and accompanying Series A warrants to purchase up to 32,000 shares of Common Stock and Series B warrants to purchase up to 32,000 shares of Common Stock at a combined purchase price of $9.73 per share and common warrants, and (ii) 481,875 pre-funded warrants exercisable for 481,875 shares of Common Stock, and accompanying Series A Warrants to purchase up to 481,875 shares of Common Stock and Series B Warrants to purchase up to 481,875 shares of Common Stock, at a combined purchase price of $9.73, for aggregate gross proceeds from the August Private Placement of approximately $5 million. The Company received net proceeds of $3.8 million after deducting placement agent fees and offering expenses. Through September 30, 2023, none of the pre-funded warrants from the August Private Placement had been exercised for shares of Common Stock.

In connection with the August Private Placement, the Company entered into a warrant amendment (the “Warrant Amendment”) with certain investors to amend certain existing warrants to purchase up to 196,542 shares of Common Stock that were previously issued in December 2022 and January 2023 to the investors, with an exercise price of $131.25 per share and $95.00 per share, respectively (the “Amended Warrants”) as follows: (i) to reduce the exercise price of the Amended Warrants to $9.43 per share, and (ii) to extend the original expiration date of the Amended Warrants so that they will terminate five and one half years from the closing of the offering. Immediately following the Warrant Amendment, the Company exercised warrants for 123,814 shares of common stock for proceeds of $1,167,566.

In September 2023, the Company issued 42,782 shares in accrued amounts owed to Sundry executives based on their employment agreements for a total value of $500,000.

On September 10, 2023, the non-employee members of the board of directors adopted a 2023 Stock Purchase Plan (the “2023 Plan”) to enable the Company to attract, retain and motivate its employees. Under the 2023 Plan, qualified employees can purchase shares of the Company’s common stock at fair market value by either the delivery of cash or the delivery of a form of acceptable non-recourse promissory note. The aggregate number of common stock issuable under the 2023 Plan shall not exceed 65,000 subject to certain adjustment provided under the 2023 Plan.

In September 2023, pursuant to the Company’s 2023 Stock Plan, certain qualified employees of the Company entered into a Stock Purchase Agreement and purchased in aggregate 63,000 restricted shares of common stock at a purchase price of $10.43 per share.

On around October 25, 2023, the Company converted 975 shares of Series C Convertible Preferred Stock held by Moise Emquies into 54,394 shares of common stock at the conversion price of $17.925 per share.

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

3.4

Certificate of Amendment of Certificate of Incorporation of Digital Brands Group, Inc. dated August 21, 2023 (incorporated by reference to Exhibit 3.1 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on August 23, 2023).

3.5

Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.5 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).

3.6

Amendment No. 1 to the Amended and Restated Bylaws of Digital Brands Group, Inc., as amended (incorporated by reference to Exhibit 3.1 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on August 12, 2022).

3.7

Amendment No. 2 to the Amended and Restated Bylaws of Digital Brands Group, Inc., as amended (incorporated by reference to Exhibit 3.2 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on August 31, 2022).

3.8	Certificate of Designation of Series B Preferred Stock, dated May 30, 2023 (incorporated by reference to Exhibit 3.1 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on June 1, 2023).
3.9

Certificate of Designation of Series C Convertible Preferred Stock, dated June 21, 2023 (incorporated by reference to Exhibit 3.1 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on June 27, 2023).

3.10

Series A Preferred Stock Certificate of Cancellation filed on September 13, 2023 (incorporated by reference to Exhibit 3.1 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on September 14, 2023).

3.11

Series B Preferred Stock Certificate of Cancellation filed on September 13, 2023 (incorporated by reference to Exhibit 3.2 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on September 14, 2023).

4.1

Fourth Amendment to Promissory Note, dated as of July 5, 2023, by Digital Brands Group, Inc. in favor of Norwest Venture Partners XI, LP and Norwest Venture Partners XII, LP (incorporated by reference to Exhibit 10.1 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on July 7, 2023).

4.2	Form of Series A Warrant (incorporated by reference to Exhibit 4.1 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on September 5, 2023).
4.3	Form of Series B Warrant (incorporated by reference to Exhibit 4.2 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on September 5, 2023).
4.4	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.3 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on September 5, 2023).
4.5	Form of Warrant Amendment (incorporated by reference to Exhibit 4.4 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on September 5, 2023).
4.6	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.5 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on September 5, 2023).
10.1	Fourth Amendment to Promissory Note, dated as of July 5, 2023 (incorporated by reference to Exhibit 10.1 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on July 7, 2023).
10.2

Form of Securities Purchase Agreement, dated as of August 31, 2023, by and among the Company and the purchasers party thereto (incorporated by reference to Exhibit 10.1 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on September 5, 2023).

10.3

Form of Registration Rights Agreement, dated as of August 31, 2023, by and among the Company and the purchasers party thereto (incorporated by reference to Exhibit 10.2 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on September 5, 2023).

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

DIGITAL BRANDS GROUP, INC.

November 14, 2023	By:	/s/ John Hilburn Davis, IV
John Hilburn Davis, IV, Chief Executive Officer

November 14, 2023	By:	/s/ Reid Yeoman
Reid Yeoman, Chief Financial Officer