Form 10-K
period 2023-12-31
Digital Brands Group, Inc.
filed 2024-04-15
CIK 1668010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if this registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of the shares of common stock on June 30, 2023 as reported by The Nasdaq Stock Market LLC on such date was approximately $5,212,133. Shares of the registrant’s common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant have been excluded from this computation. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of April 15, 2024, the Company had 1,698,568 shares of common stock, $0.0001 par value, issued and outstanding.

Documents Incorporated by Reference: None.

DIGITAL BRANDS GROUP, NC.

FORM 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Except for historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which involve risks and uncertainties. These forward-looking statements can be identified by the use of forward- looking terminology, including the terms “believe,” “estimate,” “project,” “aim,” “anticipate,” “expect,” “seek,” “predict,” “contemplate,” “continue,” “possible,” “intend,” “may,” “plan,” “forecast,” “future,” “might,” “will,” “could,” would” or “should” or, in each case, their negative, or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this Annual Report on Form 10-K and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth strategies, the industry in which we operate and potential acquisitions. We derive many of our forward- looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results. All forward-looking statements are based upon information available to us on the date of this Annual Report on Form 10-K.

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

Important factors that could cause our results to vary from expectations include, but are not limited to:

●	substantial doubt about the Company’s ability to continue as a going concern due to illiquidity issues;
●	the potential for additional impairments of intangible assets;
●	to resolve acquisition-related liabilities (Bailey44 and Harper & Jones);
●	our lack of combined operating history;
●	the impact of persistent inflation and its effect on our supply chain and inventory;
●	the impact of a potentially moderate or severe economic recession;
●	the highly fragmented and competitive nature of our industry;
●	our ability to successfully locate and acquire companies in the apparel business, to obtain debt and/or equity financing for that purpose and to successfully integrate them into our business and manage our internal growth;
●	loss of any of our executives and managers;
●	quarterly variations in our operating results;
●	our ability to attract and retain qualified employees while controlling labor costs;
●	our ability to manage our working capital to facilitate our inventory management;
●	disruptions in the manufacturing and supply chains;

●	our ability to adapt our product offerings to changing preferences and consumer tastes;
●	our exposure to claims relating to employment violations and workplace injuries;
●	our exposure to claims arising from our acquired operations;
●	the potential for asset impairments when we acquire businesses;
●	disruptions in our information technology systems;
●	restrictions imposed on our operations by our credit facility and by other indebtedness we may incur in the future;
●	our ability to implement and maintain effective internal control over financial reporting; and
●	additional factors discussed under the sections captioned “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.”

Other sections of this Annual Report on Form 10-K include additional factors that could adversely impact our business and financial performance. In light of these risks, uncertainties and assumptions, the forward-looking events described in this Annual Report on Form 10-K may not occur. Moreover, we operate in an evolving environment. New risk factors and uncertainties emerge from time to time, and it is not possible for our management to predict all risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We qualify all of our forward-looking statements by these cautionary statements.

Estimates and forward-looking statements speak only as of the date they were made, and, except to the extent required by law, we undertake no obligation to update or to review any estimate and/or forward- looking statement because of new information, future events or other factors. Estimates and forward-looking statements involve risks and uncertainties and are not guarantees of future performance. As a result of the risks and uncertainties described above, the estimates and forward-looking statements discussed in this Annual Report on Form 10-K might not occur and our future results and our performance may differ materially from those expressed in these forward-looking statements due to, but not limited to, the factors mentioned above.

Because of these uncertainties, you should not place undue reliance on these forward-looking statements when making an investment decision.

PART I

References in this Annual Report on Form 10-K to “we,” “us,” “Digital Brands Group,” “DBG,” “Company,” or “our company” are to Digital Brands Group, Inc., a Delaware corporation, and its consolidated subsidiaries, Bailey 44, LLC (“Bailey”), Harper & Jones, LLC (“H&J”), MOSBEST, LLC (“Stateside”) and SUNNYSIDE, LLC (“Sundry”). References to “management” or our “management team” are to our executive officers and directors.

ITEM 1.	BUSINESS

Recent Developments

Business

We entered into a license deal for Bailey 44 in January 2023 that is paid quarterly based on the results. We have received two license payouts since November 2023 for approximately $124,000 in total. The licensee has asked to add additional categories to their current offering, which we agreed to.

We entered into a retail store sublease for approximately 3.5 years at the Simon Premium Outlet in Allen, TX, a suburb of Dallas. We plan to open the store in April 2024. We expect the store to generate meaningful cash flow as we already have excess product that we can sell, which means we will not have to use cash to create inventory for sale. We expect the store to generate over $1.5 million in annual revenue and over $500,000 in free cash flow.

Reverse Stock Split

On August 22, 2023, following the approval of shareholders at a special meeting held on August 21, 2023, we completed a one-for-twenty-five (1-for-25) reverse stock split (the “Reverse Stock Split”). As a result of the Reverse Stock Split, every twenty-five (25) shares of the Company’s pre-Reverse Stock Split common stock was combined and automatically became one (1) share of common stock. The Company’s post-Reverse Stock Split common stock began trading on August 22, 2023 with a new CUSIP number of 25401N408. The Reverse Stock Split did not (i) change the authorized number of shares, (ii) change the par value of the common stock, or (iii) modify any voting rights of the common stock.

Also, at the effective time of the Reverse Stock Split, the number of shares of common stock issuable upon exercise of warrants (including public warrants under the trading symbol “DBGIW”), preferred stock, and other convertible securities, as well as any commitments to issue securities, that provide for adjustments in the event of a reverse stock split will be appropriately adjusted pursuant to their applicable terms for the Reverse Stock Split. If applicable, the conversion price for each outstanding share of preferred stock and the exercise price for each outstanding warrant will be increased, pursuant to their terms, in inverse proportion to the 1-for-25 split ratio such that upon conversion or exercise, the aggregate conversion price for conversion of preferred stock and the aggregate exercise price payable by the warrant holder to the Company for shares of common stock subject to such warrant will remain approximately the same as the aggregate conversion or exercise price, as applicable, prior to the Reverse Stock Split.

H&J Settlement Agreement and Disposition of H&J

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

On June 21, 2023, the Company and the former owners of H&J executed a Settlement Agreement and Release (the “Settlement Agreement”) whereby contemporaneously with the parties’ execution of the Settlement Agreement (i) the Company made aggregate cash payments of $229,000 to D. Jones Tailored Collection, Ltd. (“D. Jones”), (ii) the Company issued 78,103 shares of common stock to D. Jones at a per share purchase price of $17.925 which represented the lower of (i) the closing price per share of the Company’s common stock as reported on Nasdaq on June 20, 2023, and (ii) the average closing price per share of common stock as reported on the NasdaqCM for the five trading days preceding June 21, 2023, and (iii) the Company assigned and transferred one hundred percent (100%) of the Company’s membership interest in H&J to D. Jones. This transaction is known as the “H&J Settlement”.

The Settlement Agreement contained a resale registration rights provision, pursuant to which the Company agreed to prepare and file with the Securities and Exchange Commission (the “SEC”) a registration statement on Form S-1 covering the resale of all the shares issued pursuant to the Settlement Agreement and all the shares owned by D. Jones and its principals by no later than the earlier of the following dates: (i) within 90 calendar days following the effective date of an offering that the Company was contemplating at that time but did not consummate and (ii) October 31, 2023. The Company agreed to use its commercial best efforts to have the resale registration statement declared effective as soon as possible and D. Jones and its principals have agreed to sell no more than $500,000 worth of shares in any calendar month after the registration statement is declared effective. As of the date hereof, a registration statement on Form S-1 has not been declared effective.

Norwest Waiver

On June 21, 2023, the Company, on the one hand, and Norwest Venture Partners XI, LP and Norwest Venture Partners XII, LP (together, the “Norwest Investors”), on the other hand, executed a Waiver and Amendment (the “Norwest Amendment”) whereby the Norwest Investors agreed to waive and terminate certain true up rights of the Norwest Investors under the Agreement and Plan of Merger, dated February 12, 2020, among the Company, Bailey, Norwest Venture Partners XI, LP, and Norwest Venture Partners XII, LP and Denim.LA Acquisition Corp. This transaction is known as the “Norwest Waiver”.

Sundry Conversion

On June 21, 2023, the Company and the former owners of Sundry (collectively, the “Sundry Investors”) executed a Securities Purchase Agreement (the “Sundry SPA”) whereby the Company issued 5,761 shares of Series C Convertible Preferred Stock, par value $0.0001 per share (the “Series C Preferred Stock”) to the Sundry Investors at a purchase price of $1,000 per share. The Series C Preferred Stock is convertible into a number of shares of the Company’s common stock equal to $1,000 divided by an initial conversion price of $17.925 which represents the lower of (i) the closing price per share of the common stock as reported on the NasdaqCM on June 20, 2023, and (ii) the average closing price per share of common stock as reported on the NasdaqCM for the five trading days preceding June 21, 2023. The shares of Series C Preferred Stock were issued in consideration for the cancellation of $5,759,178 which represented amounts owing further to certain promissory notes issued by the Company to the Sundry Investors dated December 30, 2022. This transaction is known as the “Sundry Conversion”.

Pursuant to the Sundry SPA, the Company provided resale registration rights to the Sundry Investors. The Sundry SPA provides that the Company shall no later than the earlier of the following dates: (i) the date which is 90 calendar days following the effective date of the offering and (ii) October 31, 2023 use its commercially best efforts to prepare and file with the SEC a registration statement covering the resale of 100% of the common stock issuable upon conversion of the Series C Preferred Stock for an offering to be made on a continuous basis pursuant to Rule 415. The Company agreed to keep such resale registration statement effective until the earlier to occur of (x) the date on which all registrable securities have been sold pursuant to such registration statement and (y) the date as of which all of the Sundry Investors may sell all of the registrable securities without restriction pursuant to Rule 144 (including, without limitation, volume restrictions). Each of the Sundry Investors agreed that in no event will such investor, on an individual basis, convert in any calendar month, more than the greater of (i) $300,000 of the Series C Preferred Stock (measured by the shares of common stock issuable upon conversion of the Series C Preferred Stock multiplied by the conversion price) or (ii) shares of Series C Preferred Stock comprising more than 3% of the aggregate trading volume of the Company’s common stock as reported by the NasdaqCM.

Our Company

Digital Brands Group is a curated collection of lifestyle brands that offers a variety of apparel products through direct-to-consumer and wholesale distribution. Our complementary brand portfolio provides us with the unique opportunity to cross-merchandise our brands. We aim for our customers to wear our brands head to toe and to capture what we call “closet share” by gaining insight into their preferences to create targeted and personalized content specific to their cohort. Operating our brands under one portfolio provides us with the ability to better utilize our technological, human capital and operational capabilities across all brands. As a result, we have been able to realize operational efficiencies and continue to identify additional cost saving opportunities to scale our brands and overall portfolio.

Our portfolio currently consists of four brands that leverage our three channels: our websites, wholesale and our own stores.

●	Bailey 44 combines beautiful, luxe fabrics and on-trend designs to create sophisticated ready-to-wear capsules for women on-the-go. Designing for real life, this brand focuses on feeling and comfort rather than how it looks on a runway. Bailey 44 is primarily a wholesale brand, which we are transitioning to a digital, direct-to-consumer brand.
●	DSTLD offers stylish high-quality garments without the luxury retail markup valuing customer experience over labels. DSTLD is primarily a digital direct-to-consumer brand, to which we recently added select wholesale retailers to generate brand awareness.

●	Stateside is an elevated, America first brand with all knitting, dyeing, cutting and sewing sourced and manufactured locally in Los Angeles. The collection is influenced by the evolution of the classic t-shirt, offering a simple yet elegant look. Stateside is primarily a wholesale brand that we will be transitioning to a digital, direct-to-consumer brand.
●	Sundry offers distinct collections of women’s clothing, including dresses, shirts, sweaters, skirts, shorts, athleisure bottoms and other accessory products. Sundry’s products are coastal casual and consist of soft, relaxed and colorful designs that feature a distinct French chic, resembling the spirits of the French Mediterranean and the energy of Venice Beach in Southern California. Sundry is primarily a wholesale brand that we will be transitioning to a digital, direct-to-consumer brand.

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

We leverage the Digital Brands Group marketing and data analytics team to create cross-marketing campaigns based on the customer data respective to each brand’s customer base. As an example, the Digital Brand Group’s marketing and data team reviews the customer data across all our portfolio brands and will work with each brand to identify the new customers from our other portfolio brands that they can target and what styles and looks should be created for each of those customer cohorts. The brand level employees then execute the looks and styles and create the customized customer communication based on the information and data from the Digital Brand Group marketing and data teams.

Certain administrative functions are centralized on a regional and, in certain circumstances, a national basis following, including but not limited to accounting support functions, corporate strategy and acquisitions, human resources, information technology, insurance, marketing, data analytics and customer cross-merchandising, advertising buys, contract negotiations, safety, systems support and transactional processing.

Principal Products and Services

Bailey — Brand Summary

In February 2020, we acquired Bailey. Bailey delivers distinct high-quality, well-fitting, on-trend contemporary apparel using an entry contemporary price point. Bailey combines beautiful, luxe fabrics and on-trend designs to offer clean, sophisticated ready-to-wear separates that easily transition from day to night and for date night. Bailey offers fashionable staples with timeless design features, making them wearable for any occasion — the majority of products are tops, sweaters and dresses.

Bailey’s full seasonal collections of dresses, tops, jumpsuits, bottoms, sets, jackets and rompers retail at price points between $90 and $350. We believe that we can create more compelling price points as we leverage our direct-to-consumer expertise. As we increase the direct-to-consumer revenue mix, we believe we will have opportunities to increase our margins, which will mostly be passed along to the customer with lower price points.

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

Sundry — Brand Summary

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

Sundry is known for delivering high quality novelty and resort style T-shirts, tops and bottoms. Sundry is mostly a wholesale brand with meaningful online revenue. Their T-shirt prices range from $68 to $98, their other tops range from $98 to $198, and their bottoms range from $80 to $228.

With our acquisition of Sundry, we view the following as tangible near-term growth opportunities:

●	Increase online revenues significantly as we cross-market their customer base with the customer bases from our other brands, especially on the Bailey Shop.
●	Increase gross margin dollars by updating the product line and driving increased volume through the wholesale and online channels.

●	Launch a new product category for 2024 in women’s athleisure. We believe athleisure is one of the largest product categories in womenswear, with high repeat spend and closet share.

DSTLD — Brand Summary

DSTLD focuses on minimalist design, superior quality, and only the essential wardrobe pieces. We deliver casual luxury rooted in denim; garments that are made with exhaustive attention to detail from the finest materials for a closet of timeless, functional staples. Our brand name “DSTLD” is derived from the word ‘distilled,’ meaning to extract only the essentials. As such, DSTLD boasts a line of key wardrobe pieces in a fundamental color palette of black, white, grey, and denim.

Our denim prices generally range from $75 to $95; similar quality brands produced at the same factories wholesale for approximately $95 to $125 and retail for $185 to $350. Our t-shirts and tops range from $30 to $90, while similar quality brands produced at the same factories wholesale for approximately $25 to $75 and retail for $60 to $250. Our casual pants range from $85 to $109, with similar quality brands produced at the same factories wholesaling for approximately $85 to $115 and retailing for $175 to $250.

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

Our suits are expected to range from $295 to $495; similar quality brands produced at the same factories wholesale for approximately $300 to $600 and retail for $600 to $1,200. Our dress shirts will range from $55 to $65, while similar quality brands produced at the same factories wholesale for approximately $50 to $75 and retail for $95 to $150. Our casual pants will range $85 to $109, with similar quality brands produced at the same factories wholesaling for approximately $85 to $115 and retailing for $175 to $250.

We anticipate rolling out the ACE Studios brand in the second quarter of 2024 as a digitally native first brand.

Sales and Distribution

Bailey products are distributed through wholesale and direct-to-consumer channels. The wholesale channel includes premium department stores, select independent boutiques and third-party online stores. Since all the product is custom made, there is no old stock to sell off.

Stateside and Sundry products are distributed through wholesale and direct-to-consumer channels, including premium department stores and national chains, select independent boutiques and third-party online stores.

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

As of December 31, 2023, products are distributed through 75+ doors at major department stores, over 350 points of sale at boutique stores and several major e-commerce multi-brand platform wholesale customers.

We do not have material terms or arrangements with our third-party distributors. As is customary in the wholesale side of the retail apparel industry, we work with the wholesale buyers for every product collection and season to develop a purchase order based on quantities, pricing, profit margin and any future mark-down agreements. Historically, these factors are driven by the wholesale buyer’s belief of how well they think the product will sell at their stores. For example, if the collection is considered very strong by the wholesale buyer, we usually achieve higher quantities, higher margins and lower future markdown guarantees. Conversely, when the wholesale buyer considers the collection to be weak, we experience lower quantities, lower margins and higher mark-down guarantees.

Our direct-to-consumer channels include our own website. Old season stock is sold through selected off-price retailers, with additional sales generated through specifically cut product for select off-price retailers.

All of our DSTLD, Bailey, Stateside, Sundry and ACE Studios sellable products are, or will be with respect to ACE Studios, stored at our corporate warehouse and distribution center in Vernon, CA, which also houses our corporate office. In addition to storing product, we also receive and process new product deliveries, process and ship outbound orders, and process and ship customer returns in this same facility.

We offer free shipping and returns to all our customers in the United States. We also offer customers the option to upgrade to 2-Day or Overnight Shipping for an additional cost.

Design and Development

Our products are designed at the headquarters of each brand Each brand’s design efforts are supported by well-established product development and production teams. The continued collaboration between design and merchandising ensures it responds to consumer preferences and market trends with new innovative product offerings while maintaining its core fashion foundation. In-house design and production teams in Los Angeles perform development of the sample line allowing for speed to market, flexibility and quality of fit.

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

Currently, our Bailey, DSTLD, Stateside and Sundry products are shipped from our suppliers to our distribution center in Los Angeles, CA, which currently handles all our warehousing, fulfillment, outbound shipping and returns processing. In 2023, we will review maintaining our own distribution centers versus using a third-party solution.

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

We do not own or operate any manufacturing facilities and rely solely on third-party contract manufacturers operating primarily in Europe, the United States, and the Asia Pacific region for the production of our products, depending on the brand. All of our contract manufacturers are evaluated for quality systems, social compliance and financial strength by our internal teams prior to being selected and on an ongoing basis. Where appropriate, we strive to qualify multiple manufacturers for particular product types and fabrications.

All of our garments are produced according to each brand’s specifications and we require that all manufacturers adhere to strict regulatory compliance and standards of conduct. The vendors’ factories are monitored by each brand’s production team to ensure quality control, and they are monitored by independent third-party inspectors we employ for compliance with local manufacturing standards and regulations on an annual basis. We also monitor our vendors’ manufacturing facilities regularly, providing technical assistance and performing in-line and final audits to ensure the highest possible quality.

We source our products from a variety of domestic and international manufacturers. When deciding which factory to source a specific product from, we take into account the following factors:

●	Cost of garment
●	Retail price for end consumer
●	Production time
●	Minimum order quantity
●	Shipping/delivery time
●	Payment terms

By taking all of these into consideration, we can focus on making sure we have access to in-demand and high quality products available for sale to our customers at competitive price points and sustainable margins for our business.

Marketing

We believe marketing is a critical element in creating brand awareness and an emotional connection, as well as driving new customer acquisition and retention. Each brand has its own in-house marketing department, which creates and produces marketing initiatives specific to each marketing channel and based on the specific purpose, such as acquisition, retention or brand building. We also have an in-house marketing team at the DBG portfolio level, which reviews these brand initiatives, develops and helps initiate cross merchandising strategies, manages the data analytics and negotiates contracts using all our brands to lower the cost.

Our goal at the brand and the portfolio level is to increase brand awareness and reach, customer engagement, increase new customer conversion and repurchase rates and average order size. We utilize a multi-pronged marketing strategy to connect with our customers and drive traffic to our online platform, comprised of the following:

Customer Acquisition Marketing

Paid Social Media Marketing: This is our primary customer acquisition channel, and it is composed almost entirely of paid Facebook and Instagram marketing. We believe our core customers rely on the opinions of their peers, often expressed through social media. Social media platforms are viral marketing platforms that allow our brands to communicate directly with our customers while also allowing customers to interact with us and provide feedback on our products and service. We make regular posts highlighting new products, brand stories, and other topics and images we deem “on brand”. By being a verified brand, our followers can shop products directly from our posts. We are also able to link to products in the stories feature.

Affiliate Marketing: With select online publications and influencers, we’ve sought to establish [cost/commission] per action (“CPA”) or revenue sharing agreements. We believe these agreements are effective in incentivizing influencers or media to push our product and allowing us to only pay partners based on performance.

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

Public Relations

To generate ongoing organic and word-of-mouth awareness, we intend to work with print and online media outlets to announce new products and develop timely news stories. We are in contact with leading fashion, business, and tech writers in order to capitalize on celebrity fashion features, e-commerce trend pieces, or general brand awareness articles. We may utilize outside agencies from time to time. We visit the major fashion, tech, and news outlets in New York City on a quarterly basis to keep them up to date on our latest launches and any relevant company developments. We also plan to host local Los Angeles press at our office space.

Celebrity gifting

We approach celebrity gifting in a strategic, discerning manner. We have longstanding, personal relationships with the industry’s top stylists; we do not send clothing blindly or unsolicited. We have successfully placed clothing (and as a result, fashion press) on a number of well-known A-list celebrities.

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

Competition

Our business depends on our ability to create consumer demand for our brands and products. We believe we are well-positioned to compete in the apparel, leather products and accessories segments by developing high quality, well designed products at competitive prices that are often below our competitors’ pricing. We focus on designing products that we hope exceed consumer expectations, which should result in retention and repurchases. We will invest in cross merchandising brands to customers through customized customer communications and personalized styles and looks utilizing products across all our portfolio brands, which we believe creates a competitive advantage for our brands versus single brands. As noted above, each of our brands has different competitors depending on product, quality and price point.

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

Employees

As of December 31, 2023, we had 56 employees, all of whom were full-time employees. None of our employees is currently covered by a collective bargaining agreement. We have had no labor-related work stoppages and we believe our relationship with our employees is strong.

We believe that a diverse workforce is important to our success. We will continue to focus on the hiring, retention and advancement of women and underrepresented populations, and to cultivate an inclusive and diverse corporate culture. In the future, we intend to continue to evaluate our use of human capital measures or objectives in managing our business such as the factors we employ or seek to employ in the development, attraction and retention of personnel and maintenance of diversity in our workforce.

The success of our business is fundamentally connected to the well-being of our people. Accordingly, we are committed to the health, safety and wellness of our employees. We provide our employees and their families with access to a variety of innovative, flexible and convenient health and wellness programs, including benefits that provide protection and security so they can have peace of mind concerning events that may require time away from work or that impact their financial well-being; that support their physical and mental health by providing tools and resources to help them improve or maintain their health status and encourage engagement in healthy behaviors; and that offer choice where possible so they can customize their benefits to meet their needs and the needs of their families.

We also provide robust compensation and benefits programs to help meet the needs of our employees.

Available Information

Our Internet address is https://www.digitalbrandsgroup.co. Our website and the information contained on, or that can be accessed through, the website will not be deemed to be incorporated by reference in, and are not considered part of, this Annual Report on Form 10-K. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, proxy and information statements and amendments to those reports filed or furnished pursuant to Sections 13(a), 14, and 15(d) of the Exchange Act are available on the SEC’s website http://www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

ITEM 1A.	RISK FACTORS

Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, as well as our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K, before making an investment decision. If any of the following risks are realized, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that event, the trading price of our common stock could decline, and you could lose part or all of your investment.

Below is a summary of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

•	We have incurred significant net losses since our inception and cannot assure you that we will achieve or maintain profitable operations.
•	If we do not obtain adequate capital funding or improve our financial performance, we may not be able to continue as a going concern.
•

Widespread outbreak of an illness or any other public health crisis, including the recent coronavirus (COVID-19) global pandemic, could materially and adversely affect, and has materially and adversely affected, our business, financial condition and results of operations.

•

If our efforts to locate desirable targets are unsuccessful or if we are unable to acquire desirable companies on commercially reasonable terms, we may not be able to grow the business and our revenues and operating results will be adversely affected.

•	We may not be able to successfully integrate future acquisitions or generate sufficient revenues from future acquisitions, which could cause our business to suffer.
•	We may be subject to claims arising from the operations of our various businesses for periods prior to the dates we acquired them.
•	Our ability to acquire additional businesses may require issuances of our common stock and/or debt financing that we may be unable to obtain on acceptable terms.
•	We have an amount of debt which may be considered significant for a company of our size, which could adversely affect our financial condition and our ability to react to changes in our business.
•

We may not be able to generate sufficient cash to service all of our debt or refinance our obligations and may be forced to take other actions to satisfy our obligations under such indebtedness, which may not be successful.

•	Our results of operations have been and could be in the future adversely affected as a result of asset impairments.
•	If we fail to effectively manage our growth, our business, financial condition and operating results could be harmed.
•

If we are unable to anticipate and respond to changing customer preferences and shifts in fashion and industry trends in a timely manner, our business, financial condition and operating results could be harmed.

•

Our business depends on our ability to maintain a strong portfolio of brands and engaged customers. We may not be able to maintain and enhance our existing brand portfolio if we receive customer complaints, negative publicity or otherwise fail to live up to consumers’ expectations, which could materially adversely affect our business, operating results and growth prospects.

•	An economic downturn or economic uncertainty in the United States may adversely affect consumer discretionary spending and demand for our products.
•

We operate in highly competitive markets and the size and resources of some of our competitors may allow them to compete more effectively than we can, resulting in a loss of our market share and a decrease in our net revenue.

•	Use of social media and influencers may materially and adversely affect our reputation or subject us to fines or other penalties.
•

If we fail to retain existing customers, or fail to maintain average order value levels, we may not be able to maintain our revenue base and margins, which would have a material adverse effect on our business and operating results.

•	We purchase inventory in anticipation of sales, and if we are unable to manage our inventory effectively, our operating results could be adversely affected.
•	Merchandise returns could harm our business.
•

We rely on third-party suppliers and manufacturers to provide raw materials for and to produce our products, and we have limited control over these suppliers and manufacturers and may not be able to obtain quality products on a timely basis or in sufficient quantity.

•	Our sales and gross margins may decline as a result of increasing product costs and decreasing selling prices.
•

Our operations are currently dependent on a single warehouse and distribution center, and the loss of, or disruption in, the warehouse and distribution center and other factors affecting the distribution of merchandise could have a material adverse effect on our business and operations.

•	Our sales and gross margins may decline as a result of increasing freight costs.

•	Increases in labor costs, including wages, could adversely affect our business, financial condition and results of operations.
•	Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.
•	Our future success depends on our key executive officers and our ability to attract, retain, and motivate qualified personnel.
•	If we cannot successfully protect our intellectual property, our business could suffer.
•	If the technology-based systems that give our customers the ability to shop with us online do not function effectively, our operating results could be materially adversely affected.
•	Organizations face growing regulatory and compliance requirements.
•	Our failure to comply with trade and other regulations could lead to investigations or actions by government regulators and negative publicity.
•	Our business is affected by seasonality.
•	The price of our common stock has in the past and may in the future fluctuate substantially.
•	If we are not able to comply with the applicable continued listing requirements or standards of the NasdaqCM, Nasdaq could delist our common stock.
•

If we are unable to implement and maintain effective internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, which could adversely affect the market price of our common stock.

•

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and as a result of the reduced disclosure and governance requirements applicable to emerging growth companies and smaller reporting companies, our common stock may be less attractive to investors and may make it more difficult to compare our performance with other public companies.

•	Future sales of our common stock, or the perception in the public markets that these sales may occur, may depress our stock price.
•	Provisions in our sixth amended and restated certificate of incorporation and bylaws and under Delaware law could discourage a takeover that stockholders may consider favorable.
•

Our sixth amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

•

We may be required to issue additional shares of our common stock further to agreements whereby we acquired Bailey. Any such additional issuances would result in additional dilution to our stockholders.

•	We do not expect to pay any dividends in the foreseeable future.
•	If securities analysts do not publish favorable reports about us or if we, or our industry, are the subject of unfavorable commentary, the price of our common stock could decline.

Risks related to our financial condition and business.

We have incurred significant net losses since our inception and cannot assure you that we will achieve or maintain profitable operations.

We have incurred significant net losses since inception. Our net loss was approximately $10.2 and $38.0 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $113.9 million. We may continue to incur significant losses in the future for a number of reasons, including unforeseen expenses, difficulties, complications, delays, and other unknown events, as well as the inflationary and potentially recessive economic environment.

We anticipate that our operating expenses will increase substantially in the foreseeable future as we undertake the acquisition and integration of different brands, incur expenses associated with maintaining compliance as a public company, and incur increased marketing and sales expenses in an effort to grow our customer base. These increased expenditures may make it more difficult to achieve and maintain profitability. In addition, our efforts to grow our business may be more expensive than we expect, and we may not be able to generate sufficient revenue to offset increased operating expenses. If we are required to reduce our expenses, our growth strategy could be materially affected. We will need to generate and sustain significant revenue levels in future periods in order to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability.

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

We have incurred a net loss in each year since our inception and expect to incur losses in future periods as we continue to increase our expenses in order to grow our business. We had a working capital deficit of $17.65 million at December 31, 2023. These factors raise substantial doubt about our Company’s ability to continue as a going concern. If we are unable to obtain adequate funding or if we are unable to grow our revenue substantially to achieve and sustain profitability, we may not be able to continue as a going concern. The report of our independent registered public accounting firm for the year ended December 31, 2023 included herein contains an explanatory paragraph indicating that there is substantial doubt as to our ability to continue as a going concern as a result of recurring losses from operations.

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

The amount and timing of our future funding requirements depends on many factors, including:

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

If our efforts to locate desirable targets are unsuccessful or if we are unable to acquire desirable companies on commercially reasonable terms, we may not be able to grow the business and our revenues and operating results will be adversely affected.

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

We have an amount of debt which may be considered significant for a company of our size, which could adversely affect our financial condition and our ability to react to changes in our business.

As of December 31, 2023, we had an aggregate principal amount of debt outstanding of approximately $9.7 million. We believe this is an amount of indebtedness which may be considered significant for a company of our size and current revenue base.

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

We currently have $3.5 million in notes outstanding pursuant to our Bailey acquisition. We are currently unable to repay or refinance borrowings so any such action by these lenders could force us into bankruptcy or liquidation.

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

Our results of operations and financial condition have been and could be in the future adversely affected by impairments to goodwill, other intangible assets, receivables, long-lived assets or investments. For example, when we acquire a business, we record goodwill in an amount equal to the amount we paid for the business minus the fair value of the net tangible assets and other identifiable intangible assets of the acquired business. Goodwill and other intangible assets that have indefinite useful lives cannot be amortized, but instead must be tested at least annually for impairment. As a result of our acquisitions of Sundry, Stateside and Bailey, our goodwill and intangible assets as of December 31, 2023 were $19.0 and $21.9 million, respectively. During the years ended December 31, 2023, we recorded impairment expense of $0.0 million and $15.5 million pertaining to the goodwill and intangible assets. Any future impairments, including impairments of goodwill, intangible assets, long-lived assets or investments, could have a material adverse effect on our financial condition and results of operations for the period in which the impairment is recognized.

If we fail to effectively manage our growth, our business, financial condition and operating results could be harmed.

We have grown and expect to continue to grow rapidly. To effectively manage our growth, we must continue to implement our operational plans and strategies, improve our business processes, improve and expand our infrastructure of people and information systems, and expand, train and manage our employee base. Since our inception and as a result of our acquisitions, we have rapidly increased our employee headcount across our organization to support the growth of our business. To support continued growth, we must effectively integrate, develop and motivate a large number of new employees while maintaining our corporate culture. We face significant competition for personnel. To attract top talent, we have had to offer, and expect to continue to offer, competitive compensation and benefits packages before we can validate the productivity of new employees. We may also need to increase our employee compensation levels to remain competitive in attracting and retaining talented employees. The risks associated with a rapidly growing workforce will be particularly acute as we choose to expand into new merchandise categories and internationally. Additionally, we may not be able to hire new employees quickly enough to meet our needs. If we fail to effectively manage our hiring needs or successfully integrate new hires, our efficiency, our ability to meet forecasts and our employee morale, productivity and retention could suffer, which may have an adverse effect on our business, financial condition and operating results.

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

Our operating results are affected by the relative condition of the United States economy, as many of our products may be considered discretionary items for consumers. Our customers may reduce their spending and purchases due to job loss or fear of job loss, foreclosures, bankruptcies, higher consumer debt and interest rates, reduced access to credit, falling home prices, increased taxes, and/or lower consumer confidence. Consumer demand for our products may not reach our targets, or may decline, when there is an economic downturn or economic uncertainty. Current, recent past, and future conditions may also adversely affect our pricing and liquidation strategy; promotional activities, product liquidation, and decreased demand for consumer products could affect profitability and margins. Any of the foregoing factors could have a material adverse effect on our business, results of operations, and financial condition.

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

It may be difficult to accurately forecast demand and determine appropriate levels of product. We generally do not have the right to return unsold products to our suppliers. If we fail to manage our inventory effectively or negotiate favorable credit terms with third-party suppliers, we may be subject to a heightened risk of inventory obsolescence, a decline in inventory values, and significant inventory write-downs or write-offs. In addition, if we are required to lower sale prices in order to reduce inventory level or to pay higher prices to our suppliers, our profit margins might be negatively affected. Any failure to manage owned brand expansion or accurately forecast demand for owned brands could adversely affect growth, margins and inventory levels. In addition, our ability to meet customer demand has been and may be in the future negatively impacted by disruptions in the supply chain from a number of factors, including, for example, the COVID-19 coronavirus outbreak in China. The COVID-19 coronavirus has impacted our supply chain and may delay or prevent the manufacturing or transport of product. Any of the above may materially and adversely affect our business, financial condition and operating results.

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

We rely on a combination of intellectual property rights, contractual protections and other practices to protect our brand, proprietary information, technologies and processes. We primarily rely on copyright and trade secret laws to protect our proprietary technologies and processes, including the algorithms we use throughout our business. Others may independently develop the same or similar technologies and processes, or may improperly acquire and use information about our technologies and processes, which may allow them to provide a service similar to ours, which could harm our competitive position. Our principal trademark assets include the registered trademarks “DSTLD”, “Bailey 44”, “ACE STUDIOS”, “STATESIDE” and “SUNDRY” and our logos and taglines. Our trademarks are valuable assets that support our brand and consumers’ perception of our services and merchandise. We also hold the rights to the “www.digitalbrandsgroup.co”, www.dstld.com, “www.bailey44.com”, and www.harperandjones.com. Internet domain name and various related domain names, which are subject to Internet regulatory bodies and trademark and other related laws of each applicable jurisdiction. If we are unable to protect our trademarks or domain names, our brand recognition and reputation would suffer, we would incur significant expense establishing new brands and our operating results would be adversely impacted. Further, to the extent we pursue patent protection for our innovations, patents we may apply for may not issue, and patents that do issue or that we acquire may not provide us with any competitive advantages or may be challenged by third parties. There can be no assurance that any patents we obtain will adequately protect our inventions or survive a legal challenge, as the legal standards relating to the validity, enforceability and scope of protection of patent and other intellectual property rights are uncertain. We may be required to spend significant resources to monitor and protect our intellectual property rights, and the efforts we take to protect our proprietary rights may not be sufficient.

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

The market price of our common stock has in the past and could in the future be extremely volatile. From May 2021 to March 31, 2023, the high and low prices of our common stock as quoted on the NasdaqCM was $22,000 and $2.30, respectively (as appropriately adjusted for the 1-for-100 and 1-for-25 reverse stock splits effectuated by the Company in November 2022 and August 2023, respectively). The future market price of our common stock may be significantly affected by factors, such as:

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

If we are not able to comply with the applicable continued listing requirements or standards of the NasdaqCM, Nasdaq could delist our common stock.

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

On May 31, 2022, we received a letter from the Listing Qualifications Staff (the “Staff”) of Nasdaq indicating that the bid price of our common stock had closed below $1.00 per share for 30 consecutive business days and, as a result, we are not in compliance with Nasdaq Listing Rule 5550(a)(2), which sets forth the minimum bid price requirement for continued listing on the NasdaqCM (the “Minimum Bid Requirement”).

Nasdaq’s notice had no immediate effect on the listing of common stock on Nasdaq. Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), we were afforded a 180-calendar day grace period, through November 28, 2022, to regain compliance with the bid price requirement. Compliance can be achieved by evidencing a closing bid price of at least $1.00 per share for a minimum of ten consecutive business days (but generally not more than 20 consecutive business days) during the 180-calendar day grace period.

If we do not regain compliance with the bid price requirement by November 28, 2022, we may be eligible for an additional 180-calendar day compliance period so long as it satisfies the criteria for initial listing on the NasdaqCM and the continued listing requirement for market value of publicly held shares and we provide written notice to Nasdaq of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. In the event we are not eligible for the second grace period, the Nasdaq staff will provide written notice that our Common Stock is subject to delisting; however, we may request a hearing before the Nasdaq Hearings Panel (the “Panel”), which request, if timely made, would stay any further suspension or delisting action by the Staff pending the conclusion of the hearing process and expiration of any extension that may be granted by the Panel.

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

On July 21, 2022, we received a letter from Nasdaq stating that the Company has not regained compliance with the MVLS Standard, since our common stock was below the $35 million minimum MVLS requirement for continued listing on the NasdaqCM under Nasdaq Listing Rule 5550(b)(2) (the “MLVS Rule”) and had not been at least $35 million for a minimum of 10 consecutive business days at any time during the 180-day grace period granted to us.

Pursuant to the Letter, unless we requested a hearing to appeal this determination by 4:00 p.m. Eastern Time on July 28, 2022, our Common Stock would be delisted from The NasdaqCM, trading of our Common Stock would be suspended at the opening of business on August 1, 2022, and a Form 25-NSE will be filed with the Securities and Exchange Commission, which will remove the our securities from listing and registration on Nasdaq.

On July 27, 2022, the Company requested a hearing before the Nasdaq Hearings Panel (the “Panel”) to appeal the Letter on July 21, 2022. The request for a hearing was granted and held on September 8, 2022. On September 21, 2022, the Nasdaq Listing Qualifications Panel (the “Hearings Panel”) granted the Company an extension until January 17, 2023, to demonstrate compliance with Listing Rule 5550(b)(1) to allow continued listing requirement of The NasdaqCM, conditioned upon achievement of certain milestones included in a plan of compliance which the Company previously submitted to the Hearings Panel. On November 29, 2023, Nasdaq formally notified the Company that it had regained compliance with the Bid Price Rule.

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

On January 17, 2023, Digital Brands Group, Inc. (the “Company”) was notified by the Nasdaq Hearings Panel (the “Panel”) that the Company has evidenced compliance with all applicable requirements for continued listing on The NasdaqCM, including the $2.5 million stockholders’ equity requirement set forth in Nasdaq Listing Rule 5550(b). The Company remained subject to a “Panel Monitor,” as that term is defined by Nasdaq Listing Rule 5815(d)(4)(A), through January 17, 2024.

There can be no assurance that we will be successful in its efforts to maintain the Nasdaq listing. If our Common Stock and warrants cease to be listed for trading on the NasdaqCM, we would expect that our Common Stock and warrants would be traded on one of the three tiered marketplaces of the OTC Markets Group. If Nasdaq were to delist our common stock and warrants, it would be more difficult for our stockholders to dispose of our common stock or warrants and more difficult to obtain accurate price quotations on our common stock or warrants. Our ability to issue additional securities for financing or other purposes, or otherwise to arrange for any financing we may need in the future, may also be materially and adversely affected if our common stock or warrants are not listed on a national securities exchange.

If we are unable to implement and maintain effective internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, which could adversely affect the market price of our common stock.

We are not currently required to comply with Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), and are therefore not required to make an assessment of the effectiveness of our internal control over financial reporting for that purpose. We have identified material weaknesses in our internal control over financial reporting. These material weaknesses relate to the fact that we do not maintain a comprehensive policies and procedures manual designed to establish internal controls over financial reporting to reduce the risk of publishing materially misstated financial statements, as well as define responsibilities and segregate incompatible duties to reduce the risk of unauthorized transactions.

We are in the process of taking steps intended to remedy these material weaknesses, and we will not be able to fully address these material weaknesses until these steps have been completed. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Controls and Procedures” for information regarding our remediation efforts.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. A material weakness is defined in the standards established by the Public Company Accounting Oversight Board (United States) as a deficiency, or an acquisition of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We intend to begin the process of designing, implementing and testing the internal control over financial reporting required to comply with this obligation, which process is time consuming, costly and complex. If we fail to increase and maintain the number and expertise of our staff for our accounting and finance functions and to improve and maintain internal control over financial reporting adequate to meet the demands that will be placed upon us as a public company, including the requirements of the Sarbanes-Oxley Act, we may be unable to report our financial results accurately and prevent fraud. In addition, we cannot be certain that any such steps we undertake will successfully remediate the material weaknesses or that other material weaknesses and control deficiencies will not be discovered in the future. If our remediation efforts are not successful or other material weaknesses or control deficiencies occur in the future, we may be unable to report our financial results accurately or on a timely basis, which could cause our reported financial results to be materially misstated and result in the loss of investor confidence or delisting and cause our stock price to decline. As a result of such failures, we could also become subject to investigations by Nasdaq, the SEC, or other regulatory authorities, and become subject to litigation from investors and stockholders, any of which could harm our reputation and financial condition and divert financial and management resources. Even if we are able to report our consolidated financial statements accurately and timely, if we do not make all the necessary improvements to address the material weaknesses, continued disclosure of our material weaknesses will be required in future filings with the SEC, which could reduce investor confidence in our reported results and our cause our stock price to decline.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and as a result of the reduced disclosure and governance requirements applicable to emerging growth companies and smaller reporting companies, our common stock may be less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we are eligible to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies. Those exemptions include, but are not limited to, a requirement to present only two years of audited financial statements, an exemption from the auditor attestation requirement of Section 404 of the Sarbanes-Oxley Act, reduced disclosure about executive compensation arrangements in our periodic reports and proxy statements, and no requirement to seek non-binding advisory votes on executive compensation or golden parachute arrangements. We have elected to adopt these reduced disclosure requirements. We may take advantage of these provisions until we are no longer an emerging growth company.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.0 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior December 31st, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. We cannot predict if investors will find our common stock less attractive as a result of our taking advantage of these exemptions. If some investors find our common stock less attractive as a result of our choices, there may be a less active trading market for our common stock and our stock price may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non- emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Our sixth amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if and only if the Court of Chancery of the State of Delaware lacks subject matter jurisdiction, any state court located within the State of Delaware or, if and only if all such state courts lack subject matter jurisdiction, the federal district court for the District of Delaware) shall be the sole and exclusive forum for the following types of actions or proceedings under Delaware statutory or common law:

●	any derivative action or proceeding brought on our behalf;
●	any action asserting a breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders;
●	any action asserting a claim against us or our directors, officers or other employees arising under the Delaware General Corporation Law, our sixth amended and restated certificate of incorporation or our bylaws;
●	any action or proceeding to interpret, apply, enforce or determine the validity of our sixth amended and restated certificate of incorporation or our bylaws;
●	any action or proceeding as to which the Delaware General Corporation Law confers jurisdiction to the Court of Chancery of the State of Delaware; or
●	any action asserting a claim against us or our directors, officers or other employees that is governed by the “internal affairs doctrine” as that term is defined in Section 115 of the Delaware General Corporation Law.

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

The trading price for our common stock will depend in part on the research and reports about us that are published by analysts in the financial industry. Analysts could issue negative commentary about us or our industry, or they could downgrade our common stock. We may also not receive sufficient research coverage or visibility in the market. Any of these factors could result in the decline of the trading price of our common stock, causing investors in our common stock to lose all or a portion of their investment.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.	CYBERSECURITY

Risk Management and Strategy

Our comprehensive risk management strategy for the assessment, identification and management of material risks stemming from cybersecurity threats involves a systematic evaluation of potential threats, vulnerabilities, and their potential impacts on our organization’s operations, data, and systems.

Our cybersecurity risk management program is integrated into our overall enterprise risk management program and shares common methodologies, reporting channels, and governance processes that apply across the enterprise risk management program, including legal, compliance, strategic, operational, and financial risk areas. The cybersecurity risk management program includes:

•	Risk assessments designed to help identify material cybersecurity risks to our critical systems, information, and broader enterprise IT environment;
•	A team principally responsible for managing (i) cybersecurity risk assessment processes, (ii) security controls, and (iii) response to cybersecurity incidents;

•	The use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of security controls;
•	Cybersecurity awareness training for users and senior management, including through the use of third-party providers for regular mandatory training;
•	A cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and,
•

A risk management process for third-party service providers, suppliers and vendors, including a rigorous vetting process and ongoing monitoring mechanisms designed to ensure compliance with cybersecurity standards.

As of the date of this Annual Report on Form 10-K, the Company is not aware of any cybersecurity incidents that have had a materially adverse effect on our operations, business, results of operations, or financial condition.

Governance

Our Board of Directors considers cybersecurity risk as part of its risk oversight function. It has delegated oversight of cybersecurity and other information technology risks to the Audit Committee. The Audit Committee oversees the implementation of the cybersecurity risk management program.

The Audit Committee receives periodic reports from management on potential cybersecurity risks and threats and receives presentations on cybersecurity topics from the Company’s Information Systems Manager. The Audit Committee reports to the full Board of Directors regarding its activities, including those related to cybersecurity. The full Board of Directors also receives briefings from management on the cybersecurity risk management program as needed.

Management is responsible for assessing and managing our material risks from cybersecurity threats. Management has primary responsibility for our overall cybersecurity risk management program and supervises both the internal cybersecurity personnel and external cybersecurity consultants. The Company’s Information Systems Manager has many years of experience leading cybersecurity oversight and has extensive experience with information technology, including security, auditing, compliance, systems, and programming.

The management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel, threat intelligence and other information obtained from governmental, public or private sources, including external consultants; and alerts and reports produced by security tools deployed in the IT environment. Our cybersecurity incident response plan governs our assessment and response upon the occurrence of a material cybersecurity incident, including the process for informing senior management and our Board of Directors.

ITEM 2.	PROPERTIES

We currently lease approximately 44,706 square feet of office and showroom spaces in California and Texas, with leases that expire through 2025. We believe that our existing facilities will be sufficient for our needs for the foreseeable future.

The following table sets forth information with respect to our facilities:

		Square
		Footage	Lease
Location	Type	(approximate)	Expiration
Vernon, California	Corporate Warehouse and Distribution Center	42,206	2024
Los Angeles, California	Showroom	2,000	2025
Austin, Texas	Interim Corporate Headquarters	500	2024	(1)
(1)	We are currently leveraging shared office space and working remotely as we work with an agent to secure long-term office space in Austin, TX for our corporate headquarters.

ITEM 3.	LEGAL PROCEEDINGS

We are currently involved in, and may in the future be involved in, legal proceedings, claims, and government investigations in the ordinary course of business. These include proceedings, claims, and investigations relating to, among other things, regulatory matters, commercial matters, intellectual property, competition, tax, employment, pricing, discrimination, consumer rights, personal injury, and property rights. These matters also include the following:

●	On March 21, 2023, a vendor filed a lawsuit against Digital Brands Group related to trade payables totaling approximately $43,501. Such amounts include interest due, and are included in accounts payable, net of payments made to date, in the accompanying consolidated balance sheets. The Company does not believe it is probable that the losses in excess of such trade payables will be incurred.
●	On February 7, 2023, a vendor filed a lawsuit against Digital Brands Group related to trade payables totaling approximately $182,400. Such amounts include interest due, and are included in accounts payable, net of payments made to date, in the accompanying consolidated balance sheets. The Company does not believe it is probable that the losses in excess of such trade payables will be incurred.
●	On November 9, 2022, a vendor filed a lawsuit against Digital Brand’s Group related to prior services rendered. The claims (including fines, fees, and legal expenses) total an aggregate of $ 50,190. The matter was settled in January 2023 and are on payment plans which will be paid off in the second quarter of 2024.
●	In August 2020 and March 2021, two lawsuits were filed against Bailey’s by third- parties related to prior services rendered. The claims (including fines, fees, and legal expenses) total an aggregate of $96,900. Both matters were settled in February 2022 and are on payment plans which will be paid off in second quarter of 2024.
●	On December 21, 2020, a Company investor filed a lawsuit against DBG for reimbursement of their investment totaling $100,000. Claimed amounts are included in short-term convertible note payable in the accompanying consolidated balance sheets and the Company does not believe it is probable that losses in excess of such short-term note payable will be incurred. The Company is actively working to resolve this matter.
●	On November 16, 2023, a vendor filed a lawsuit against Digital Brands Group related to trade payables totaling approximately $345,384, which represents past due fees and late fees. Such amounts are included in the accompanying balance sheets. The Company does not believe it is probable that losses in excess of such pay trade payables will be incurred.
●	On November 15, 2023, a vendor filed a lawsuit against Digital Brands Group related to trade payables totaling approximately $582,208, which represents “double damages.” The amount due to the vendor is $292,604. Such amounts are included in the accompanying balance sheets. The Company does not believe it is probable that losses in excess of such pay trade payables will be incurred.
●	On December 21, 2023, a former employee filed a wrongful termination lawsuit against the Company. The Company is disputing this claim.
●	A vendor filed a lawsuit against Bailey 44 related to a retail store lease in the amount of $1.5 million. The Company is disputing the claim for damages and the matter is ongoing. The vendor has recently updated the claim to now be $450,968 after signing a long-term lease with another brand for this location. The Company is disputing this new amount after review of the lease.

All claims above, to the extent management believes it will be liable, have been included in accounts payable and accrued expenses and other liabilities in the accompanying consolidated balance sheet as of December 31, 2023.

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

Market Information

Our common stock and Class A Warrants began trading on the NasdaqCM under the symbols “DBGI” and “DBGIW,” respectively, on May 14, 2021. Prior to that time, there was no public market for our common stock.

The following table sets forth the high and low closing bid prices for our common stock for the fiscal quarters indicated as reported on Nasdaq. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Fiscal Quarter Ended	High	Low
March 31, 2024	$12.80	$2.30
December 31, 2023	$8.49	$2.79
September 30, 2023	$24.75	$7.34
June 30, 2023	$39.00	$14.50
March 31, 2023	$106.75	$27.75
December 31, 2022	$13.00	$3.21
September 30, 2022	$22.80	$22.80
June 30, 2022	$184.00	$16.00
March 31, 2022	$275.00	$91.00

The closing price of our common stock on April 12, 2024 was $4.21.

Holders

As of April 15, 2024, there were 3,747 holders of record of our common stock.

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

In connection with the December 2022 Notes, the Company issued 60,000 shares of common stock.

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

In connection with the July 22 and July 28, 2022 notes, the Company issued an aggregate of 41,124 and 27,655 warrants to purchase common stock at an exercise price of $15.20 and $11.30 per share, respectively. The warrants expire in July 2027.

In connection with the November 2022 public offering, the Company granted 1,650,181 pre-funded warrants which were immediately exercised for shares of common stock. The Company also granted an additional 1,818,181 Class B Warrants and 1,818,181 Class C Warrants as part of the offering. Each Class B Warrant has an exercise price of $5.25 per share, is immediately exercisable upon issuance and expires five years after issuance. Each Class C Warrant has an exercise price of $5.25 per share, is immediately exercisable upon issuance and expires thirteen months after issuance. The Company also granted the placement agent 136,364 warrants, which are exercisable 180 days after issuance and expire in five years.

In connection with the December 2022 Notes, the Company issued to the investors an aggregate of 469,480 warrants to purchase common stock at an exercise price equal to $4.26. The warrants are immediately exercisable.

In November 2022, The Company granted 44,000 warrants to purchase common stock at an exercise price of $5.00 to the lender in connection with its merchant advances.

In connection with the January 2023 Private Placement, the Company, entered into a Securities Purchase Agreement with a certain accredited investor, pursuant to which the Company agreed to issue and sell, in a private placement (the “January Private Placement”), an aggregate of 475,000 shares of the Company’s common stock (“Common Stock”), and accompanying warrants to purchase 475,000 shares of Common Stock, at a combined purchase price of $3.915 per share and Common Warrant, and (ii) the Company granted 802,140 pre-funded warrants which were immediately exercised for shares of common stock. The Company also granted an additional 1,277,140 warrants as part of the offering. Each warrant has an exercise price of $3.80 per share, is immediately exercisable upon issuance and expires five years after issuance. The Company also granted the placement agent 95,786 warrants to purchase common stock at an exercise price of $4.8938 per share, which is immediately exercisable upon issuance and expires five years after issuance.

In January 2023, the Company issued 110,000 shares of common stock at a fair value of $322,300 to a former convertible noteholder pursuant to default provisions.

In March 2023, in connection with merchant advances, the Company granted 152,380 warrants to purchase common stock at an exercise price of $5.25. The warrants were immediately exercisable upon issuance and expire five years after issuance.

In March 2023, the Company issued an aggregate of 118,890 shares of common stock to Sundry executives based on their employment agreements with the Company. The fair value of $499,338, or $4.20 per share, as determined by the agreements, was included in general and administrative expenses in the consolidated statements of operations.

In June 2023, the Company issued 1,952,580 shares of common stock to D. Jones at a fair value of $1,357,043 pursuant to the H&J Settlement Agreement.

In connection with the January 2023 Private Placement, the Company granted 32,085 pre-funded warrants which were immediately exercised for shares of common stock. The Company also granted an additional 51,085 warrants as part of the offering. Each warrant has an exercise price of $9.43 per share, is immediately exercisable upon issuance and expires five years after issuance. The Company also granted the placement agent 3,831 warrants to purchase common stock at an exercise price of $122.35 per share, which is immediately exercisable upon issuance and expires five years after issuance.

In connection with merchant advances (Note 6), the Company granted 6,095 warrants to purchase common stock at an exercise price of $131.25. The warrants are immediately exercisable upon issuance and expire five years after issuance.

In connection with the August 2023 Private Placement, the Company granted 481,875 pre-funded warrants, which had not yet been exercised for shares of common stock as of September 30, 2023. The Company also granted an additional 1,027,750 warrants as part of the offering. Each warrant has an exercise price of $9.43 per share, is immediately exercisable upon issuance and expires 5.5 years after issuance. The Company also granted the placement agent 38,541 warrants to purchase common stock at an exercise price of $12.16 per share, which is immediately exercisable upon issuance and expires 5.5 years after issuance.

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

In October 2023, 975 Series C Convertible Preferred Stock, par value $0.0001 per share (the “Preferred Stock”), converted into 54,394 shares of common stock, par value $0.0001 per share (the “Common Stock”).

In December 2023, the Company granted 481,875 pre-funded warrants in August Private Placement, were fully sold and exercised with an exercise price of $9.73.

Unless otherwise stated, the sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act (or Regulation D or Regulation S promulgated thereunder). The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions.

Securities Authorized for Issuance Under Equity Compensation Plans

We have adopted a 2020 Omnibus Incentive Stock Plan (the “2020 Plan”). An aggregate of 1,320 shares of our common stock is reserved for issuance and available for awards under the 2020 Plan, including incentive stock options granted under the 2020 Plan. The 2020 Plan administrator may grant awards to any employee, director, and consultants of the company and its subsidiaries. To date, grants covering 1,093 shares of common stock (as adjusted for the Reverse Stock Split) have been made under the 2020 Plan and 227 shares remain eligible for issuance under the 2020 Plan.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the historical financial statements of the relevant entities and the pro forma financial statements and the notes thereto included elsewhere in this Form 10-K. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.”

Unless otherwise indicated by the context, references to “DBG” refer to Digital Brands Group, Inc. solely, and references to the “Company,” “our,” “we,” “us” and similar terms refer to Digital Brands Group, Inc., together with its wholly-owned subsidiaries Bailey 44, LLC (“Bailey”), Harper & Jones LLC (“H&J”), MOSBEST, LLC (“Stateside”) and Sunnyside (“Sundry”).

Business Overview

Recent Developments

We entered into a license deal for Bailey 44 in January 2023 that is paid quarterly based on the results. We have received two license payouts since November 2023 for approximately $124,000 in total. The licensee has asked to add additional categories to their current offering, which we agreed to.

We entered into a retail store sublease for approximately 3.5 years at the Simon Premium Outlet in Allen, TX, a suburb of Dallas. We plan to open the store in April 2024. We expect the store to generate meaningful cash flow as we already have excess product that we can sell, which means we will not have to use cash to create inventory for sale. We expect the store to generate over $1.5 million in annual revenue and over $500,000 in free cash flow.

We have been involved in a dispute with the former owners of Haper & Jones, LLC (“H&J”) regarding our obligation to “true up” their ownership interest in our company further to that membership interest purchase agreement dated May 10, 2021 whereby we acquired all of the outstanding membership interests of H&J (as amended, the “H&J Purchase Agreement”). Further to the H&J Purchase Agreement, we agreed that if, at May 18, 2022, the one year anniversary of the closing date of our initial public offering, the product of the number of shares of our common stock issued at the closing of such acquisition multiplied by the average closing price per share of our shares of common stock as quoted on the NasdaqCM for the thirty (30) day trading period immediately preceding such date plus the gross proceeds, if any, of shares of our stock issued to such sellers and sold by them during the one year period from the closing date of the offering does not exceed the sum of $9.1 million, less the value of any shares of common stock cancelled further to any indemnification claims or post-closing adjustments under the H&J Purchase Agreement, then we shall issue to the subject sellers an additional aggregate number of shares of common stock equal to any such valuation shortfall at a per share price equal to the then closing price per share of our common stock as quoted on the NasdaqCM. We did not honor our obligation to issue such shares and the former owner of H&J have claimed that they were damaged as a result.

On June 21, 2023, the Company and the former owners of H&J executed a Settlement Agreement and Release (the “Settlement Agreement”) whereby contemporaneously with the parties’ execution of the Settlement Agreement (i) the Company made aggregate cash payment of $229,000 to D. Jones Tailored Collection, Ltd. (“D. Jones”), (ii) the Company issued 78,103 shares of common stock to D. Jones at a per share purchase price of $17.925 which represented the lower of (i) the closing price per share of the Common Stock as reported on Nasdaq on June 20, 2023, and (ii) the average closing price per share of Common Stock as reported on the Nasdaq for the five trading days preceding June 21, 2023, and (iii) the Company assigned and transferred one hundred percent (100%) of the Company’s membership interest in H&J to D. Jones. This transaction is known as the “H&J Settlement”.

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

We acquired Bailey in February 2020, Stateside in August 2021 and Sundry in December 2022. We agreed on the consideration that we paid in each acquisition in the course of arm’s length negotiations with the holders of the membership interests in each of Bailey, H&J, Stateside and Sundry. In determining and negotiating this consideration, we relied on the experience and judgment of our management and our evaluation of the potential synergies that could be achieved in combining the operations of Bailey, Stateside and Sundry. We did not obtain independent valuations, appraisals or fairness opinions to support the consideration that we paid/agreed to pay.

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

As of December 31, 2023, we had an aggregate principal amount of debt outstanding of approximately $9.7 million.

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

We currently have $3.5 million in notes outstanding pursuant to our Bailey acquisition. We are currently unable to repay or refinance borrowings so any such action by these lenders could force us into bankruptcy or liquidation.

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

Accounts Receivable and Expected Credit Loss

We carry our accounts receivable at invoiced amounts less allowances for customer credit losses and other deductions to present the net amount expected to be collected on the financial asset. All receivables are expected to be collected within one year of the consolidated balance sheet. We do not accrue interest on the trade receivables. Management evaluates the ability to collect accounts receivable based on a combination of factors. Receivables are determined to be past due based on individual credit terms. An allowance for credit losses is maintained based on the length of time receivables are past due, historical collections, or the status of a customer’s financial position. Receivables are written off in the year deemed uncollectible after efforts to collect the receivables have proven unsuccessful. We do not have any off balance sheet cried exposure related to our customers.

We periodically review accounts receivable, estimate an allowance for bad debts, and simultaneously record the appropriate expense in the statement of operations. Such estimates are based on general economic conditions, the financial conditions of customers, and the amount and age of past due accounts. Past due accounts are written off against that allowance only after all collection attempts have been exhausted and the prospects for recovery are remote. Recovering of accounts receivable previously written off are recorded as income when received. The Company provides credit to its customers in the normal course of business and has established credit evaluation and monitoring processes to mitigate credit risk.

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

Results of Operations

Year ended December 31, 2023 compared to year ended December 31, 2022

The following table presents our results of operations for the years ended December 31, 2023 and 2022:

	Year Ended
	December 31,
	2023	2022
Net revenues	$14,916,422	$13,971,178
Cost of net revenues	8,372,642	8,030,908
Gross profit	6,543,780	5,940,270
General and administrative	14,299,389	16,371,536
Sales and marketing	4,035,835	4,950,635
Impairment	—	15,539,332
Other operating expenses	(9,696,132)	1,175,872
Loss from Operations	(2,095,312)	(32,097,105)
Other expenses	(6,221,284)	(5,946,257)
Loss before provision for income taxes	(8,316,596)	(38,043,362)
Provision for income taxes	(368,034)	—
Net loss from continuing operations	(8,684,630)	(38,043,362)
(Loss) income from discontinued operations, net of tax	(1,562,503)	—
Net loss	$(10,247,133)	$(38,043,362)

Net Revenues

Net revenues increased by $0.9 million to $14.9 million for the year ended December 31, 2023, compared to $14.0 million in the corresponding fiscal period in 2022. The increase was primarily due to full results in 2023 pertaining to the acquisition of Sundry in December 2022.

Gross Profit

Our gross profit increased by $0.6 million for the year ended December 31, 2023 to $6.5 million from $5.9 million for the corresponding fiscal period in 2022. The increase in gross margin was primarily attributable to increased revenue in 2023 and the gross profit achieved by Sundry since the acquisition.

Our gross margin was 43.9% for the year ended December 31, 2023 compared to 42.5% for year ended December 31, 2022. The increase in gross margin was due to a shift in sales mix towards e-commerce, led by the Sundry business, which is able to achieve higher margins than wholesale.

General and Administrative Expenses

General and administrative expenses decreased by $2.1 million for the year ended December 31, 2023 to $14.3 million compared to $16.4 million in 2022. The decrease in general and administrative expenses was primarily due to lower consulting and professional fees, as well as other cost cutting measures across our company, as all brands achieved operational synergies in 2023.

General and administrative expenses as a percentage of revenue was 95% in 2023 as compared to 117% in 2022.

Sales and Marketing Expenses

Sales and marketing expenses decreased by $0.9 million for the year ended December 31, 2023 to $4.0 million compared to $4.9 million in 2022. The decrease in sales and marketing expenses was primarily due to decreased spending on advertising and other cost-cutting marketing efforts.

Sales and marketing expenses as a percentage of revenue was 27% in 2023 as compared to 35% in 2022.

Other Operating Expenses

Other operating expenses included distribution expenses, impairment and change in fair value of contingent consideration. Other operating expenses represented a gain of $9.7 million in 2023 as compared to $16.7 million in 2022, a decrease in expenses of $10.9 million. In 2022, there were $15.5 million in impairment charges on Bailey’s and Harper’s goodwill and intangible assets. In 2023, the Company recorded a $10.7 million increase in the change in fair value of contingent consideration pertaining to the Norwest waiver for Bailey and H&J Settlement.

Other Expenses

Other expenses increased by $0.3 million to $6.2 million in the year ended December 31, 2023 compared to $5.9 million in the corresponding fiscal period in 2022. The increase in other expenses in 2023 was primarily due to $1.4 million on loss on extinguishment of debt in 2023 and the change in fair value of derivative liability, partially offset by PPP forgiveness.

Net Loss from Continuing Operations

Our net loss from continuing operations decreased by $29.3 million to a loss of $8.7 million for the year ended December 31, 2023 compared to a loss of $38.0 million for the corresponding fiscal period in 2022 primarily due to the impairment, change in fair value of contingent consideration and higher gross profit.

Liquidity and Capital Resources

Each of DBG, Bailey, Stateside and Sundry has historically satisfied our liquidity needs and funded operations with borrowings capital raises and internally generated cash flow, Changes in working capital, most notably accounts receivable, are driven primarily by levels of business activity. Historically each of DBG, Bailey, Stateside and Sundry has maintained credit line facilities to support such working capital needs and makes repayments on that facility with excess cash flow from operations.

As of December 31, 2023, we had cash of $20,773, but we had a working capital deficit of $17,655,720. The Company requires significant capital to meet its obligations as they become due. These factors raise substantial doubt about our Company’s ability to continue as a going concern. Throughout the next twelve months, the Company intends to fund its operations primarily from the funds raised through the equity line of credit agreement. The Company may pursue secondary offerings or debt financings to provide working capital and satisfy debt obligations. There can be no assurance as to the availability or terms upon which such financing and capital might be available in the future. If the Company is unable to secure additional funding, it may be forced to curtail or suspend its business plans. The report of our independent registered public accounting firm for the year ended December 31, 2023 included herein contains an explanatory paragraph indicating that there is substantial doubt as to our ability to continue as a going concern as a result of recurring losses from operations.

Cash Flow Activities

The following table presents selected captions from our condensed statement of cash flows for the years ended December 31, 2023 and 2022:

	Year Ended
	December 31,
	2023	2022
Net loss	$(10,247,133)	$(38,043,363)
Non-cash adjustments	$1,364,216	$23,122,024
Change in operating assets and liabilities	$2,869,975	$4,350,445
Net cash used in operating activities	$(6,012,942)	$(10,570,889)
Net cash provided by investing activities	$88,819	$(7,313,384)
Net cash provided by financing activities	$4,661,614	$18,639,161
Net change in cash	$(1,254,843)	$747,221

Cash Flows Used In Operating Activities

Our cash used in operating activities decreased by $4.6 million to $6.0 million to cash used for the year ended December 31, 2023 as compared to cash used of $10.6 million for the corresponding fiscal period in 2022. The decrease in net cash used in operating activities was primarily driven by a lower net loss in 2023, partially offset by a decrease in non-cash adjustments of $21.8 million and more cash provided by changes in our operating assets and liabilities in 2022.

Cash Flows Used in Investing Activities

Our cash provided by investing activities was $0.1 million in the year ended December 31, 2023 as compared to cash used of $7.3 million for the corresponding fiscal period in 2022. Cash provided in 2023 was primarily due to a reduction of deposits, partially offset by purchase of property.

Cash Flows Provided by Financing Activities

Cash provided by financing activities was $4.7 million for the year ended December 31, 2023 compared to cash provided of $18.6 million for the corresponding fiscal period in 2022. Cash inflows in 2023 included $8.1 million in equity proceeds after offering costs, $1.2 million in proceeds from the exercise of warrants, $5.4 million from the issuance of notes, loans and merchant advances, partially offset by note, loan and merchant advance repayments of 10.1 million. Cash inflows in 2022 were primarily related to $16.4 million in equity proceeds after offering costs, $10.2 million from convertible notes and loans, partially offset by note repayments of $7.4 million.

Contractual Obligations and Commitments

As of December 31, 2023, we have $9.7 million in outstanding principal on debt, primarily our promissory notes due to the Bailey44 Sellers, the March 2023 Notes, PPP and merchant advances. Aside from our remaining non-current SBA obligations, all outstanding loans have maturity dates through 2024.

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

The information required by this item may be found on pages F-1 through F-36 of this annual report on Form 10-K.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, who serve as our principal executive officer and principal financial and accounting officer, respectively, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. In making this evaluation, our management considered the material weakness in our internal control over financial reporting described below. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of such date.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the year ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION

None.

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages and titles of our directors, director nominees, executive officers and key personnel:

Executive Officers and Directors

The following table sets forth certain information with respect to our executive officers and directors as of December 31, 2023.

Name	Age	Position
Executive Officers and Directors
John Hilburn Davis IV	51	President and Chief Executive Officer
Reid Yeoman	41	Chief Financial Officer
Mark T. Lynn	39	Director
Trevor Pettennude	56	Director
Jameeka Aaron	43	Director
Huong “Lucy” Doan	54	Director

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

Nonemployee Board Members

Mark T. Lynn has been a director of our company since inception and served as our Co-Chief Executive Officer from September 2013 to October 2018. Prior to joining us, until September 2011 he was Co-Founder of WINC, a direct-to-consumer e-commerce company which was then the fastest growing winery in the world, backed by Bessemer Venture Partners. Prior to WINC, Mr. Lynn co-founded a digital payments company that was sold in 2011. He holds a digital marketing certificate from Harvard Business School’s Executive Education Program.

Trevor Pettennude is a seasoned financial services executive. In 2013, Mr. Pettennude became the CEO of 360 Mortgage Group, where he oversees a team of 70 people generating over $1 billion of annual loan volume. He is also the founder and principal of Banctek Solutions, a global merchant service company which was launched in 2009 and which processes over $300 million of volume annually.

Jameeka Green Aaron became a director of our company in May 2021. Ms. Aaron is the Chief Information Security Officer at Auth0. Ms. Aaron is responsible for the holistic security and compliance of Auth0’s platform, products, and corporate environment. Auth0 provides a platform to authenticate, authorize, and secure access for applications, devices, and users. Prior to her current role Ms. Aaron was the Chief Information Officer Westcoast Operations at United Legwear and Apparel. Her 20+ years of experience include serving as the Director of North American Technology and Director of Secure Code and Identity and Access Management at Nike, and as Chief of Staff to the CIO of Lockheed Martin Space Systems Company. Ms. Aaron is also a 9-year veteran of the United States Navy. Ms. Aaron’s dedication to service has extended beyond her military career. She is committed to advancing women and people of color in Science, Technology, Engineering, and Mathematics (STEM) fields she is an alumni of the U.S. State Department’s TechWomen program and the National Urban League of Young Professionals. Ms. Aaron currently sits on the board of the California Women Veterans Leadership Council, is an advisor for U.C. Riverside Design Thinking Program, and is a member of Alpha Kappa Alpha Sorority, Inc. Born in Stockton, California, Ms. Aaron holds a bachelor’s degree in Information Technology from the University of Massachusetts, Lowell. Ms. Aaron’s extensive corporate and leadership experience qualifies her to serve on our board of directors.

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

Committees of the Board of Directors

Our board of directors has established an audit committee, a compensation committee and a nominating and corporate governance committee, each of which operates pursuant to a charter adopted by our board of directors. The board of directors may also establish other committees from time to time to assist our company and the board of directors. The composition and functioning of all of our committees will comply with all applicable requirements of the Sarbanes-Oxley Act, NasdaqCM and SEC rules and regulations, if applicable. Each committee’s charter is available on our website at www.digitalbrandsgroup.co. The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers and persons who beneficially own more than 10% of the Company’s common stock to file with the SEC reports showing initial ownership of and changes in ownership of the Company’s common stock and other registered equity securities. Based solely upon our review of the copies of such forms or written representations from certain reporting persons received by us with respect to fiscal year 2023, the Company believes that its directors and executive officers and persons who own more than 10% of a registered class of its equity securities have complied with all applicable Section 16(a) filing requirements for fiscal year 2023.

ITEM 11.EXECUTIVE COMPENSATION

Compensation of Named Executive Officers

The summary compensation table below shows certain compensation information for services rendered in all capacities for the fiscal years ended December 31, 2023 and 2022. Other than as set forth herein, no executive officer’s salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

	Fiscal				Option	Stock
Name and Principal Position	Year	Salary		Bonus	Awards	Awards	Total
John “Hil” Davis	2023	$249,000		$—	$—	$—	$249,000
President and Chief Executive Officer	2022	$350,000		$—	$—	$—	$350,000
Reid Yeoman	2023	$250,000	(1)	$—	$—	$—	$250,000
Chief Financial Officer	2022	$250,000		$—	$—	$—	$250,000

(1)This amount represents the amount of salary Mr. Yeoman was entitled to receive under his agreement with the Company.

Such amount has not yet been paid to Mr. Yeoman.

Executive Officer Outstanding Equity Awards at Fiscal Year-End

The following table provides certain information concerning any common share purchase options, stock awards or equity incentive plan awards held by each of our named executive officers that were outstanding as of December 31, 2023. The number of shares of common stock referred to in this “Executive Compensation” section gives effect to the one-for-100 reverse stock split that we effectuated on November 3, 2022, unless the context clearly indicates otherwise. On August 21, 2023, the Board of Directors approved a one - for - 25 reverse stock split of its issued and outstanding shares of common stock and a proportional adjustment to the existing conversion ratios for each series of the Company’s preferred stock.

Option Awards						Stock Awards
Equity
								Equity	Incentive
								Incentive	Plan
								Plan	Awards:
								Awards:	Market or
								Number	Payout
			Equity					of	Value
			Incentive				Market	Unearned	of
			Plan			Number of	Value of	Shares,	Unearned
			Awards:			Shares or	Shares	Units or	Shares,
	Number of	Number of	Number of			Units of	or	Other	Units or
	Securities	Securities	Securities			Stock	Units of	Rights	Other
	Underlying	Underlying	Underlying			That Have	Stock That	That	Rights
	Unexercised	Unexercised	Unexercised	Option Exercise	Option	Not	Have	Have	That Have
	Options(#)	Options(#)	Unearned	Price	Expiration	Vested	Not	Not	Not
Name	Exercisable	Unexercisable	Options (#)	($)	Date	(#)	Vested	Vested	Vested
John “Hil” Davis	858	756	101	$10,547	May-31	—	—	—	—
Reid Yeoman	70	54	36	$9,908	May-31	—	—	—	—

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

Going forward, our board of directors believes that attracting and retaining qualified non-employee directors will be critical to the future value growth and governance of our company. Our board of directors also believes that any compensation package for our non-employee directors should be equity-based to align the interests of these directors with our stockholders. On the effective date of the previous offerings, each of our director nominees was granted options to purchase 20,000 shares of common stock at a per share exercise price equal to the price of the shares of common stock per the offering. The options will vest over a one year period of time. We may in the future grant additional options to our non-employee directors although there are no current plans to do so. We do not currently intend to provide any cash compensation to our non- employee directors.

Directors who are also our employees will not receive any additional compensation for their service on our board of directors.

2020 Incentive Stock Plan

We have adopted a 2020 Omnibus Incentive Stock Plan (the “2020 Plan”). An aggregate of 1,320 shares of our common stock is reserved for issuance and available for awards under the 2020 Plan, including incentive stock options granted under the 2020 Plan. The 2020 Plan administrator may grant awards to any employee, director, and consultants of the company and its subsidiaries. To date, 1,093 grants (as adjusted for the Reverse Stock Split) have been made under the 2020 Plan and 227 shares remain eligible for issuance under the Plan.

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

Shares Available and Termination

In the event that shares previously issued under the 2013 Stock Plan are reacquired, such shares will be added to the available shares for issuance under the 2013 Stock Plan. In the event that shares that would have otherwise been issuable under the 2013 Stock Plan were withheld in payment of the purchase price, exercise price, or withholding taxes, such shares will remain available for issuance under the 2013 Stock Plan. In the event that an outstanding option or other right is cancelled or expired, the shares allocable to the unexcised portion of the option or other right will be added to the number of shares available under the 2013 Stock Plan.

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

The table below sets forth information regarding the projected beneficial ownership of our common stock as of April [•], 2024 by the following individuals or groups:

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

The applicable percentage ownership in the following table is based on 1,698,568 shares of our common stock outstanding as of April 15, 2024. After giving effect to the exercise of the Pre-Funded Warrants and excludes as of such date:

Unless otherwise indicated, the address for each officer, director and director nominee in the following table is c/o Digital Brands Group, Inc., 1400 Lavaca Street, Austin, TX 78701.

	Number of
	Shares	Percentage of
	Beneficially	Shares
Name of Beneficial Owner	Owned	Outstanding
Executive Officers and Directors
John “Hil” Davis(1)	908	*
Reid Yeoman(2)	46	*
Mark Lynn(3)	134	*
Trevor Pettenude(4)	33	*
Jameeka Aaron(5)	6	*
Huong “Lucy” Doan(6)	8	*
All executive officers, directors and director nominees as a group (6 persons) (7)	1,135	*
*	Less than one percent.
(1)	Represents options exercisable at $1,000 per share.
(2)	Represents options to acquire up to 38 shares of common stock, exercisable at $1,000 per share and options to acquire up to 8 shares of common stock, exercisable at $8,200 per share.
(3)	Includes options to acquire up to 128 shares of common stock exercisable between $3,900 and $8,200 per share.
(4)	Includes options to acquire up to 30 shares of common stock exercisable between $3,900 and $8,200 per share.
(5)	Represents options exercisable at $1,000 per share.
(6)	Represents options exercisable at $8,900 per share.
(7)	Includes options to acquire up to 1,076 shares of common stock.
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of December 31, 2023 and 2022, the Company made net repayments for amounts due to related parties totaling $130,205 and $170,000, respectively. As of December 31, 2023 and December 31, 2022, amounts due to related parties were $400,012 and $556,217, respectively. The advances are unsecured, non-interest bearing and due on demand. Amounts due to related parties consist of current and former executives, and a board member.

As of December 31, 2023 and 2022, due to related parties includes advances from the former officer, Mark Lynn, who also serves as a director, totaling $104,568 and $104,568, respectively, and accrued salary and expense reimbursements of $87,221 and $100,649, respectively, to current officers.

In October 2022, the Company received advances from a director, Trevor Pettennude, totaling $325,000. The advances are unsecured, non-interest bearing and due on demand. As of December 31, 2023 and 2022, the amounts $175,000 and $325,000, respectively, were outstanding.

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

The following table provides information regarding the fees billed to us by Macias Gini & O’Connell LLP and dbbmckennon, in the fiscal years ended December 31, 2023 and 2022, respectively. All fees described below were approved by the Board:

	For the Fiscal Years Ended
	December 31,
	2023	2022
Audit fees (1)	$351,099	$252,000
Audit related fees	—	90,810
Tax fees	—	—
All other fees (2)	21,160	18,488
Total fees	$372,259	$361,298
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

4.26	Form of Common Warrant (incorporated by reference to Exhibit 4.1 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on January 11, 2023).
4.27	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.2 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on January 11, 2023).
4.28	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.3 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on January 11, 2023).
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

10.26

Securities Purchase Agreement, dated April 8, 2022, by among Digital Brands Group, Inc. and the Investors (incorporated by reference to Exhibit 10.1 of Digital Brands Group Inc.’s Current Report on Form 8-K, filed with the SEC on April 12, 2022).

10.27

Form of Warrant, dated April 8, 2022, by Digital Brands Group, Inc. in favor of the Investors (incorporated by reference to Exhibit 10.3 of Digital Brands Group Inc.’s Current Report on Form 8-K, filed with the SEC on April 12, 2022).

10.28+

Agreement for the Purchase and Sale of Future Receipts, dated March 21, 2022, between Digital Brands Group, Inc. and Advantage Platform Services Inc. d/b/a Advantage Capital Funding (incorporated by reference to Exhibit 10.45 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333- 264347), filed with the SEC on May 5, 2022).

10.29+

Agreement for the Purchase and Sale of Future Receipts, dated March 29, 2022, between Digital Brands Group, Inc. and Advantage Platform Services Inc. d/b/a Advantage Capital Funding (incorporated by reference to Exhibit 10.46 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333- 264347), filed with the SEC on May 5, 2022).

10.30

First Amendment to Securities Purchase Agreement, dated July 28, 2022, by and among Digital Brands Group, Inc. and certain Investors (incorporated by reference to Exhibit 10.1 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on August 2, 2022).

10.31

Securities Purchase Agreement, dated September 29, 2022, by and among Digital Brands Group, Inc. and the investor thereto (incorporated by reference to Exhibit 10.1 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on October 5, 2022).

10.32

Form of Securities Purchase Agreement, by and between Digital Brands Group, Inc. and the purchasers party thereto (incorporated by reference to Exhibit 10.38 to the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on November 29, 2022 (File no. 333-268213)).

Exhibit Number	Description

10.33

Securities Purchase Agreement, dated December 29, 2022, by and among Digital Brands Group, Inc. and the Investors (incorporated by reference to Exhibit 10.1 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on January 4, 2023).

10.34

Form of Promissory Note, dated December 29, 2022, by Digital Brands Group, Inc. in favor each Investor (incorporated by reference to Exhibit 10.2 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on January 4, 2023).

10.35

Form of Securities Purchase Agreement, dated as of January 11, 2023, by and among the Company and the purchasers party thereto (incorporated by reference to Exhibit 10.1 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on January 11, 2023).

10.36

Form of Registration Rights Agreement, dated as of January 11, 2023, by and among the Company and the purchasers party thereto (incorporated by reference to Exhibit 10.2 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on January 11, 2023).

10.37

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

10.39

Form of Promissory Note, dated April 7, 2023, by Digital Brands Group, Inc. in favor each Investor (incorporated by reference to Exhibit 10.2 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on April 13, 2023).

10.40*	30% OID Promissory Note, dated October 1, 2023, issued by Digital Brands Group, Inc. in favor of Erinn Thomas- Mackey.
10.41*	30% OID Promissory Note, dated October 1, 2023, issued by Digital Brands Group, Inc. in favor of Gary Carr.
10.42*	30% OID Promissory Note, dated October 1, 2023, issued by Digital Brands Group, Inc. in favor of Mohsen Khorassani.
10.43*	30% OID Promissory Note, dated October 1, 2023, issued by Digital Brands Group, Inc. in favor of 622 Capital, LLC.
10.44*	30% OID Promissory Note, dated October 1, 2023, issued by Digital Brands Group, Inc. in favor of Dragon Dynamic Catalytic Bridge Sac Fund.
21.1

List of Subsidiaries of the Registrant. (incorporated by reference to Exhibit 21.1 of Digital Brands Group Inc.’s Registration Statement on Form S-1 (Reg. No. 333-269463), filed with the SEC on January 30, 2023).

23.1*	Consent of Macias Gini & O’Connell LLP.
23.2*	Consent of dbbmckennon.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a)
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a)
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350
101.INS*	Inline XBRL Instance
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation
101.LAB*	Inline XBRL Taxonomy Extension Labels
101.PRE*	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

*Filed herewith.

**Furnished herewith

#Indicates management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL BRANDS GROUP, INC.

	By:	/s/ John Hilburn Davis IV
April 15, 2024	Name:	John Hilburn Davis IV
	Title:	President and Chief Executive Officer

Name	Position	Date

/s/ John Hilburn Davis IV	Director, President and Chief Executive Officer	April 15, 2024
John Hilburn Davis IV	(Principal Executive Officer)

/s/ Reid Yeoman	Chief Financial Officer	April 15, 2024
Reid Yeoman	(Principal Financial and Accounting Officer)

/s/ Mark T. Lynn	Director	April 15, 2024
Mark T. Lynn

/s/ Trevor Pettennude	Director	April 15, 2024
Trevor Pettennude

/s/ Jameeka Aaron Green	Director	April 15, 2024
Jameeka Aaron Green

/s/ Huong “Lucy” Doan	Director	April 15, 2024
Huong “Lucy” Doan

DIGITAL BRANDS GROUP, INC.

FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

Report of Independent Registered Public Accounting Firm

(PCAOB ID 324)

To the Board of Directors and Shareholders of Digital Brands Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Digital Brands Group, Inc. and Subsidiaries (collectively, the “Company”) as of December 31, 2023, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2023, and the related consolidated notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s recurring net losses since inception, negative cash flow from operations and lack of liquidity raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Macias Gini & O’Connell LLP

We have served as the Company’s auditor since 2023.

Irvine, California

April 15, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Digital Brands Group, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Digital Brands Group, Inc. and subsidiaries (collectively, the “Company”) as of December 31, 2022, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter – Correction of Error

As described in Note 3 to the consolidated financial statements, the Company corrected the classification of certain costs and expenses, and accordingly, restated amounts included in the 2022 consolidated statement of operations to conform with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ dbbmckennon (Firm No. 3501)

Newport Beach, California

April 17, 2023, except for the effects of the stock split and discontinued operations as described in Notes 1 and 3, for which the date is August 24, 2023

We served as the Company’s auditor from 2018 to 2023.

DIGITAL BRANDS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$20,773	$1,275,616
Accounts receivable, net of allowance for credit losses of $41,854 and $19,394, respectively	74,833	583,368
Due from factor, net	337,811	839,400
Inventory	4,849,600	5,122,564
Prepaid expenses and other current assets	276,670	766,901
Assets per discontinued operations, current	—	241,544
Total current assets	5,559,687	8,829,393
Property, equipment and software, net	55,509	104,512
Goodwill	8,973,501	8,973,501
Intangible assets, net	9,982,217	12,906,238
Deposits	75,431	193,926
Right of use asset	689,688	102,349
Assets per discontinued operations	—	2,628,136
Total assets	$25,336,033	$33,738,055

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$7,538,902	$8,016,173
Accrued expenses and other liabilities	4,758,492	3,936,920
Due to related parties	400,012	555,217
Contingent consideration liability	—	12,098,475
Convertible note payable, net	100,000	2,721,800
Accrued interest payable	1,996,753	1,561,795
Loan payable, current	2,325,842	1,829,629
Promissory note payable, net	4,884,592	9,000,000
Operating lease liability	1,210,814	102,349
Liabilities per discontinued operations, current	—	1,071,433
Total current liabilities	23,215,407	40,893,791
Loan payable	150,000	150,000
Deferred tax liability	368,034	—
Liabilities per discontinued operations	—	147,438
Total liabilities	23,733,441	41,191,229

Commitments and contingencies

Stockholders’ equity (deficit):
Undesignated preferred stock, $0.0001 par, 10,000,000 shares authorized, 0 shares issued and outstanding as of both December 31, 2023 and 2022, respectively	—	—
Series A convertible preferred stock, $0.0001 par, 6,300 shares designated, 6,300 shares issued and outstanding as of both December 31, 2023 and 2022, respectively	1	1
Series C convertible preferred stock, $0.0001 par, 4,786 and 0 shares outstanding as of December 31, 2023 and 2022, respectively	1	—
Common stock, $0.0001 par, 1,000,000,000 shares authorized, 1,114,359 and 178,758 shares issued and outstanding as of December 31, 2023 and 2022, respectively	110	18
Additional paid-in capital	115,596,929	96,294,123
Accumulated deficit	(113,994,449)	(103,747,316)
Total stockholders’ equity (deficit)	1,602,592	(7,453,174)
Total liabilities and stockholders’ equity (deficit)	$25,336,033	$33,738,055

See the accompanying notes to the consolidated financial statements.

DIGITAL BRANDS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31,
	2023	2022
Net revenues	$14,916,422	$13,971,178
Cost of net revenues	8,372,642	8,030,908
Gross profit	6,543,780	5,940,270
Operating expenses:
General and administrative	14,299,389	16,371,536
Sales and marketing	4,035,835	4,950,635
Distribution	1,002,343	611,569
Impairment	—	15,539,332
Change in fair value of contingent consideration	(10,698,475)	564,303
Total operating expenses	8,639,092	38,037,375
Loss from operations	(2,095,312)	(32,097,105)
Other (expense) income:
Interest expense	(5,517,118)	(9,014,337)
Other non-operating (expenses) income	(704,166)	3,068,080
Total other expense, net	(6,221,284)	(5,946,257)
Income tax benefit (provision)	(368,034)	—
Net loss from continuing operations	(8,684,630)	(38,043,362)
(Loss) income from discontinued operations, net of tax	(1,562,503)	—
Net loss	$(10,247,133)	$(38,043,362)

Weighted average common shares outstanding - basic and diluted	424,402	20,852
Net loss from continuing per common share - basic and diluted	$(20.46)	$(1,233.10)

See the accompanying notes to the consolidated financial statements.

DIGITAL BRANDS GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Series A Convertible		Series B		Series C Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balances at December 31, 2021	—	—	—	—	—	—	5,201	1	$58,614,172	$(65,703,954)	$(7,089,781)
Issuance of common stock in public offering	—	—	—	—	—	—	14,956	1	9,347,449	—	9,347,450
Issuance of common stock and exercise of pre-funded warrants in public offering	—	—	—	—	—	—	72,727	7	9,999,989	—	9,999,996
Offering costs	—	—	—	—	—	—	—	—	(2,921,646)	—	(2,921,646)
Common stock issued in connection with business combination	—	—	—	—	—	—	3,636	—	1,000,000	—	1,000,000
Common stock issued pursuant to consulting agreement	—	—	—	—	—	—	30	—	123,000	—	123,000
Warrant and common shares issued with notes	—	—	—	—	—	—	2,400	—	1,368,741	—	1,368,741
Conversion of notes and derivative liability into common stock	—	—	—	—	—	—	79,807	8	11,983,381	—	11,983,389
Conversion of venture debt into Series A convertible preferred stock	6,300	1	—	—	—	—	—	—	6,299,999	—	6,300,000
Stock-based compensation	—	—	—	—	—	—	—	—	479,038	—	479,038
Net loss	—	—	—	—	—	—	—	—	—	(38,043,362)	(38,043,362)
Balances at December 31, 2022	6,300	1	—	—	—	—	178,758	18	96,294,123	(103,747,316)	(7,453,174)
Issuance of common stock pursuant to private placement, net of offering costs	—	—	—	—	—	—	51,086	5	4,463,071	—	4,463,076
Shares and warrants issued with notes	—	—	—	—	—	—	4,400	—	658,494	—	658,494
Conversion of notes into preferred stock	—	—	—	—	5,761	1	—	—	5,759,177	—	5,759,177
Issuance of Series B preferred stock	—	—	1	—	—	—	—	—	25,000	—	25,000
Issuance of common stock pursuant to disposition	—	—	—	—	—	—	78,103	8	1,357,035	—	1,357,043
Cancellation of Series B preferred stock	—	—	(1)	—	—	—	—	—	(25,000)	—	(25,000)
Common stock issued for services	—	—	—	—	—	—	109,930	11	1,656,417	—	1,656,428
Exercise of warrants	—	—	—	—	—	—	123,814	12	1,167,554	—	1,167,566
Issuance of common stock pursuant to private placement, net of offering costs	—	—	—	—	—	—	513,875	51	3,832,254	—	3,832,305
Conversion of preference shares into common stock	—	—	—	—	(975)	—	54,394	5	(5)	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	408,810	—	408,810
Net loss	—	—	—	—	—	—	—	—	—	(10,247,133)	(10,247,133)
Balances at December 31, 2023	6,300	$1	—	—	4,786	$1	1,114,359	$110	$115,596,929	$(113,994,449)	$1,602,592

See the accompanying notes to the consolidated financial statements.

DIGITAL BRANDS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(10,247,133)	$(38,043,362)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,249,194	2,226,376
Amortization of loan discount and fees	3,937,007	6,506,384
Loss on extinguishment of debt	716,517	—
Loss on disposition of business	1,523,940	—
Stock-based compensation	408,810	602,038
Shares issued for services	1,656,428	—
Change in credit reserve	202,761	(118,840)
Change in fair value of contingent consideration	(10,698,475)	564,303
Deferred tax expense	368,034	367,696
Fees incurred in connection with debt financings	—	568,149
Change in fair value of warrant liability	—	(18,223)
Change in fair value of derivative liability	—	(1,354,434)
Impairment of goodwill and intangible assets	—	15,539,331
Forgiveness of Payroll Protection Program	—	(1,760,755)
Changes in operating assets and liabilities:
Accounts receivable, net	497,771	(475,036)
Due from factor, net	144,755	655,708
Inventory	375,682	471,831
Prepaid expenses and other current assets	551,259	(402,515)
Accounts payable	1,900	919,131
Accrued expenses and other liabilities	1,047,430	1,992,649
Deferred revenue	(183,782)	(74,268)
Due to related parties		278,590
Accrued interest	434,958	984,358
Net cash used in operating activities	(6,012,942)	(10,570,889)
Cash flows from investing activities:
Cash acquired (consideration) pursuant to business combination	—	(7,247,303)
Purchase of property, equipment and software	(29,675)	(5,533)
Deposits	118,494	(60,548)
Net cash provided by (used in) investing activities	88,819	(7,313,384)
Cash flows from financing activities:
Repayments of elated party advances	(155,205)	—
Advances (repayments) from factor	154,073	(3,096)
Repayments of related party notes	—	(170,000)
Repayment of contingent consideration	—	(645,304)
Proceeds from venture debt	—	237,500
Issuance of loans and note payable	5,479,611	3,280,360
Repayments of convertible and promissory notes	(10,129,811)	(7,437,349)
Issuance of convertible notes payable	—	6,951,250
Proceeds from public offering	—	19,347,446
Offering costs	—	(2,921,646)
Issuance of common stock, net of offering costs	8,145,381	—
Proceeds from exercise of warrants	1,167,566	—
Net cash provided by financing activities	4,661,614	18,639,161
Net change in cash and cash equivalents	(1,262,509)	754,888
Cash and cash equivalents at beginning of year	1,283,282	528,394
Cash and cash equivalents at end of year	$20,773	$1,283,282
Less: cash of discontinued operations	—	7,666
Cash of continuing operations at end of year	$20,773	$1,275,616

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$711,815	$734,869

Supplemental disclosure of non-cash investing and financing activities:
Conversion of notes into preferred stock	$5,759,177	$—
Conversion of notes into common stock	$—	$11,983,389
Right of use asset	$467,738	$102,349
Warrants issued in connection with note	$—	$1,368,741
Derivative liability in connection with convertible note	$—	$559,957
Conversion of related party notes and payables into preferred and common stock	$—	$6,300,000
Conversion of venture debt into preferred stock	$—	$—

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

NOTE 2: GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated profits since inception, has sustained net losses of $10,247,133 and $38,043,362 for the years ended December 31, 2023 and 2022, respectively, and has incurred negative cash flows from operations for the years ended December 31, 2023 and 2022. The Company has historically lacked liquidity to satisfy obligations as they come due and as of December 31, 2023, and the Company had a working capital deficit of $17,655,720. These factors, among others, arise substantial doubt about the Company’s ability to continue as a going concern. The Company expects to continue to generate operating losses for the foreseeable future. The accompanying consolidated financial statements do not include any adjustments as a result of this uncertainty.

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

Discontinued Operations

Certain prior year accounts have been reclassified to conform with current year presentation regarding income (loss) from discontinued operations. H&J’s assets and liabilities as of December 31, 2022 have also been reclassified on the consolidated balance sheet. See Note 5.

Cash and Equivalents and Concentration of Credit Risk

The Company considers all highly liquid securities with an original maturity of less than three months to be cash equivalents. As of December 31, 2023 and 2022, the Company did not hold any cash equivalents. The Company’s cash and cash equivalents in bank deposit accounts, at times, may exceed federally insured limits of $250,000.

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

Fair Value Measurements
as of December 31, 2023 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent consideration	—	—	—	—
	$—	$—	$—	$—

	Fair Value Measurements
	as of December 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent consideration	—	—	12,098,475	12,098,475
	$—	$—	$12,098,475	$12,098,475

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

The fair value of the contingent consideration liability related to the Company’s business combinations is valued using the Monte Carlo simulation model. The Monte Carlo simulation inputs include the stock price, volatility of common stock, timing of settlement and resale restrictions and limits. The fair value of the contingent consideration is then calculated based on guaranteed equity values at settlement as defined in the acquisition agreements. Changes in contingent consideration liability during the years ended December 31, 2023 and 2022 are as follows:

Contingent
Consideration
Liability
Balance as of December 31, 2022	$12,098,475
Norwest Waiver - settlement of Bailey44 contingent consideration	(10,698,475)
H&J Settlement Agreement - settlement of H&J contingent consideration	(1,400,000)
Outstanding as of December 31, 2023	$—

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

H&J Settlement Agreement

On June 21, 2023, the Company and the former owners of H&J executed a Settlement Agreement and Release (the “Settlement Agreement”) whereby the Company transferred 100% of its membership interests in H&J to D. Jones (the “H&J Seller”). Pursuant to the Settlement Agreement, the Company agreed to make an aggregate cash payment of $229,000 to the H&J Seller and the Company issued 1,952,580 shares of common stock to the H&J Seller. In connection with the Settlement Agreement, the parties agreed that no further shares were owed to the H&J Seller resulting from the stock price guarantee pursuant to the May 2021 H&J acquisition. As a result, the Company recorded a gain in the change in fair value of contingent consideration of $1,400,000. The change in fair value was included in loss from discontinued operations in the consolidated statements of operations. See Note 4 for further detail.

The detail of contingent consideration by company is as follows:

	December 31,
	2023	2022
Bailey	$—	10,698,475
Harper & Jones	—	1,400,000
	$—	$12,098,475

Derivative Liability

In connection with the Company’s convertible notes, the Company recorded a derivative liability (see Note 7). The estimated fair value of the derivative liability is recorded using significant unobservable measures and other fair value inputs and is therefore classified as a Level 3 financial instrument.

The fair value of the derivative liability is valued using a multinomial lattice model. The multinomial lattice inputs include the underlying stock price, volatility of common stock and remaining term of the convertible note. Changes in derivative liability during the years ended December 31, 2023 and 2022 are as follows:

Derivative
Liability
Outstanding as of December 31, 2021	$2,294,720
Initial fair value on issuance of convertible note	559,957
Conversion of underlying notes into common stock	(1,500,243)
Change in fair value	(1,354,434)
Outstanding as of December 31, 2022	—
Initial fair value on issuance of convertible note	—
Change in fair value	—
Outstanding as of December 31, 2023	$—

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

Accounts Receivable and Expected Credit Loss

We carry our accounts receivable at invoiced amounts less allowances for customer credit losses and other deductions to present the net amount expected to be collected on the financial asset. All receivables are expected to be collected within one year of the consolidated balance sheet. We do not accrue interest on the trade receivables. Management evaluates the ability to collect accounts receivable based on a combination of factors. Receivables are determined to be past due based on individual credit terms. An allowance for credit losses is maintained based on the length of time receivables are past due, historical collections, or the status of a customer’s financial position. Receivables are written off in the year deemed uncollectible after efforts to collect the receivables have proven unsuccessful. We do not have any off-balance sheet credit exposure related to our customers.

We periodically review accounts receivable, estimate an allowance for bad debts, and simultaneously record the appropriate expense in the statement of operations. Such estimates are based on general economic conditions, the financial conditions of customers, and the amount and age of past due accounts. Past due accounts are written off against that allowance only after all collection attempts have been exhausted and the prospects for recovery are remote. Recoveries of accounts receivable previously written off are recorded as income when received. The Company provides credit to its customers in the normal course of business and has established credit evaluation and monitoring processes to mitigate credit risk.

As of December 31, 2023, the Company determined an allowance for credit losses of $41,854.

Inventory

Inventory is stated at the lower of cost or net realizable value and accounted for using the weighted average cost method for DSTLD and H&J and first-in, first-out method for Bailey, Stateside and Sundry. The inventory balances as of December 31, 2023 and 2022 consist substantially of finished good products purchased or produced for resale, as well as any raw materials the Company purchased to modify the products and work in progress.

Inventory consisted of the following:

	December 31,
	2023	2022
Raw materials	$695,580	$1,611,134
Work in process	585,387	888,643
Finished goods	3,568,633	2,622,787
Inventory	$4,849,600	$5,122,564

Property, Equipment, and Software

Property, equipment, and software are recorded at cost. Depreciation/amortization is recorded for property, equipment, and software using the straight-line method over the estimated useful lives of assets. The Company reviews the recoverability of all long-lived assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset might not be recoverable. The balances at December 31, 2023 and 2022 consist of software with three (3) year lives, property and equipment with three (3) to ten (10) year lives, and leasehold improvements which are depreciated over the shorter of the lease life or expected life.

Depreciation and amortization charges on property, equipment, and software are included in general and administrative expenses and amounted to $50,823 and $75,126 for the years ended December 31, 2023 and 2022, respectively.

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

Annual Impairment Tests

At December 31, 2023, management determined that certain events and circumstances occurred that indicated that the carrying value of the Company’s brand name assets, and the carrying amount of the reporting units, pertaining to Bailey44, Stateside and Sundry may not be recoverable. The qualitative assessment was primarily due to reduced or stagnant revenues of both entities as compared to the Company’s initial projections at the time of each respective acquisition, as well as the entities’ liabilities in excess of assets. Upon the quantitative analysis performed, the Company determined that the fair value of the intangible assets and reporting units were greater than the respective carrying values. As such, no impairment was recorded. The Company utilized the enterprise value approach in the impairment tests of each reporting unit in 2023. As of December 31, 2023, the Bailey44 reporting unit, which has an attributable goodwill balance of $3,158,123, has a negative carrying amount.

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

The following is a summary of goodwill and intangible impairment recorded pertaining to each entity:

	Year Ended
	December 31,
	2023	2022
Bailey brand name	$—	$2,182,000
Harper & Jones brand name	—	1,485,000
Total impairment of intangibles	—	3,667,000
Bailey goodwill	—	3,321,095
Harper & Jones goodwill	—	8,551,237
Total impairment of goodwill	—	11,872,332
Total impairment	$—	$15,539,332

In determining the fair value of the respective reporting units, management estimated the price that would be received to sell the reporting unit as a whole in an orderly transaction between market participants at the measurement date. This includes reviewing market comparables such as revenue multipliers and assigning certain assets and liabilities to the reporting units, such as the respective working capital deficits of each entity and debt obligations that would need to be assumed by a market participant buyer in an orderly transaction. The Company calculated the carrying amounts of each reporting unit by utilizing the entities’ assets and liabilities at December 31, 2023, including the carrying value of the identifiable intangible assets and goodwill assigned to the respective reporting units.

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

Revenue Recognition

In accordance with FASB ASC 606, Revenue from Contracts with Customers¸ the Company determines revenue recognition through the following steps:

●	Identification of a contract with a customer;
●	Identification of the performance obligations in the contract
●	Determination of the transaction price
●	Allocation of the transaction price to the performance obligations in the contract, and
●	Recognition of revenue when or as the performance obligations are satisfied

Revenue is recognized when performance obligations are satisfied through the transfer of control of promised goods to the Company’s customers in an amount that reflects the consideration expected to be received in exchange for transferring goods or services to customers. Control transfers once a customer has the ability to direct the use of, and obtain substantially all of the benefits from, the product, upon shipment of product. This includes the transfer of legal title, physical possession, the risks and rewards of ownership, and customer acceptance.

The Company derives its revenue primarily from wholesale and e-commerce transactions. For both channels, revenue is recognized at the time the product is shipped to the customer, which is the point in time when control is transferred. The Company considers the sale of products as a single performance obligation.

The Company provides the customer the right of return on the product and revenue is adjusted based on an estimate of the expected returns based on historical rates.

The Company deducts discounts, sales tax, and estimated refunds to arrive at net revenue. Sales tax collected from clients is not considered revenue and is included in accrued expenses until remitted to the taxing authorities. Shipping and handling fees charged to customers are included in net revenues. All shipping and handling costs are accounted for as distribution expenses, and are therefore not evaluated as a separate performance obligation.

Cost of Revenues

Cost of revenues consists primarily of inventory sold and related freight-in. Cost of revenues includes direct labor pertaining to our inventory production activities and an allocation of overhead costs including rent and insurance. Cost of revenues also includes inventory write-offs and reserves.

Shipping and Handling

The Company recognizes shipping and handling billed to customers as a component of net revenues, and the cost of shipping and handling as distribution costs. Total shipping and handling billed to customers as a component of net revenues was approximately $128,000 and $72,000 for the years ended December 31, 2023 and 2022, respectively. Total shipping and handling costs included in distribution costs were approximately $1,016,716 and $525,000, respectively.

Advertising and Promotion

Advertising and promotional costs are expensed as incurred. Advertising and promotional expense for the years ended December 31, 2023 and 2022 amounted to approximately $728,000 and $1,178,000, respectively. The amounts are included in sales and marketing expense.

General and Administrative

General and administrative expenses consist primarily of compensation and benefits costs, professional services and information technology. General and administrative expenses also include payment processing fees, design and warehousing fees.

Common Stock Purchase Warrants and Other Derivative Financial Instruments

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedging relationships and the types of relationships designated are based on the exposures hedged. At December 31, 2023 and 2022, the Company did not have any derivative instruments that were designated as hedges.

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

Segment Information

In accordance with ASC 280, Segment Reporting (“ASC 280”), we identify our operating segments according to how our business activities are managed and evaluated. As of December 31, 2023 our operating segments included: DSTLD, Bailey, Stateside and Sundry. Each operating segment currently reports to the Chief Executive Officer. Each of our brands serve or are expected to serve customers through our wholesale, in store and online channels, allowing us to execute on our omni-channel strategy. We have determined that each of our operating segments share similar economic and other qualitative characteristics, and therefore the results of our operating segments are aggregated into one reportable segment. All of the operating segments have met the aggregation criteria and have been aggregated and are presented as one reportable segment, as permitted by ASC 280. We continually monitor and review our segment reporting structure in accordance with authoritative guidance to determine whether any changes have occurred that would impact our reportable segments.

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

Net Loss per Share

Net earnings or loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period, excluding shares subject to redemption or forfeiture. The Company presents basic and diluted net earnings or loss per share. Diluted net earnings or loss per share reflect the actual weighted average of common shares issued and outstanding during the period, adjusted for potentially dilutive securities outstanding. Potentially dilutive securities are excluded from the computation of the diluted net loss per share if their inclusion would be anti-dilutive. As all potentially dilutive securities are anti-dilutive as of December 31, 2023 and 2022, diluted net loss per share is the same as basic net loss per share for each year. Potentially dilutive items outstanding as of December 31, 2023 and 2022 are as follows:

	December 31,
	2023	2022
Convertible notes	—	37,915
Series A convertible preferred stock	27,097	4,320
Series C convertible preferred stock	267,001	—
Common stock warrants	1,180,220	176,733
Stock options	1,558	1,558
Total potentially dilutive shares	1,475,876	220,526

The stock options and warrants above are out-of-the-money as of December 31, 2023 and 2022.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02: Leases (Topic 842). The new guidance generally requires an entity to recognize on its balance sheet operating and financing lease liabilities and corresponding right-of-use assets. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2018 and early adoption is permitted. The new standard requires a modified retrospective transition for existing leases to each prior reporting period presented. The Company elected to utilize the extended adoption period available to the Company as an emerging growth company. The Company has adopted ASU 2016-02 as of January 1, 2022. See Note 11.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instrument – Credit Losses”. This ASU, and the related ASUs issued subsequently by the FASB introduce a new model for recognizing credit loss on financial assets not accounted for at fair values through net income, including loans, debt securities, trade receivables, net investment in leases and available-for-sale debt securities. The new ASU broadens the information that an entity must consider in developing estimates of expected credit losses and requires an entity to estimate credit losses over the life of an exposure based on historical information, current information and reasonable supportable forecasts.

The Company adopted this ASU on January 1, 2023, using the modified retrospective approach. The adoption of this ASU did not have a material impact on financial statements as Company’s customers are direct consumers and pay at the time of purchase. As of December 31, 2023, the Company determined an allowance for expected credit loss of $48,326.

Management does not believe that any other recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

The following accounting pronouncements have been issued as of April 15, 2024 but are not yet effective and may affect the future financial reporting by the Company:

●	ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity: This ASU addresses the complexity of certain guidance for convertible instruments and contracts in an entity’s own equity. The ASU is effective for public business entities that meet the definition of an SEC filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the ASU will be effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years.
●	ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions: The ASU is intended to clarify the guidance when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of the security. For public business entities, the amendments in ASU 2022- 03 are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. For all other entities, the ASU is effective for fiscal years beginning after December 15, 2024, and interim periods within those fiscal years.

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

Year Ended
December 31,
2022
Net revenues	$28,519,261
Net loss	$(42,001,415)
Net loss per common share	$(54.46)

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

As of December 31, 2023 and 2022, the Company has a contingent consideration liability of $0 and $10,698,475, respectively, based on the valuation shortfall as noted above. See Note 3.

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

NOTE 5: DISCONTINUED OPERATIONS

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

The net assets of the discontinued operations at December 31, 2022 were not materially different from the balances as of June 21, 2023.

Through December 31, 2023, the Company has made payments to D. Jones totaling $200,000. The remaining balance of $29,000 is included in accrued expenses and other liabilities on the consolidated balance sheet.

The loss of disposition of business of $1,523,940 was included in income (loss) from discontinued operations, net of tax in the consolidated statements of operations.

In accordance with the provisions of ASC 205-20, the Company has excluded the results of discontinued operations from its results of continuing operations in the accompanying consolidated statements of operations for the three and year ended December 31, 2023 and 2022. The results of the discontinued operations of HJ for the year ended December 31, 2023 and 2022 consist of the following:

	Year Ended
	December 31,
	2023	2022
Net revenues	$1,405,482	$3,637,620
Cost of net revenues	565,621	1,241,594
Gross profit	839,861	2,396,026

Operating expenses:
General and administrative	520,582	1,731,299
Sales and marketing	346,167	931,650
Total operating expenses	866,749	2,662,949

Loss from operations	(26,889)	(266,922)

Other income (expense):
Interest expense	(11,675)	(52,927)
Loss on disposition of business	(1,523,940)	—
Total other income (expense), net	(1,535,615)	(52,927)

Income tax benefit (provision)	—	—
Net loss from discontinued operations	$(1,562,503)	$(319,849)

Weighted average common shares outstanding - basic and diluted	424,402	771,297
Net income (loss) from discontinued operations per common share - basic and diluted	$(3.68)	$(0.41)

NOTE 6: DUE FROM FACTOR

The Company, via its subsidiaries, Bailey, Stateside and Sundry, assigns a portion of its trade accounts receivable to third- party factoring companies, who assumes the credit risk with respect to the collection of non-recourse accounts receivable. The Company may request advances on the net sales factored at any time before their maturity date. The factor charges a commission on the net sales factored for credit and collection services. For one factoring company, interest on advances is charged as of the last day of each month at a rate equal to the LIBOR rate plus 2.5% for Bailey. For Stateside and Sundry, should total commission and fees payable be less than $30,000 in a single year, then the factor shall charge the difference between the actual fees in said year and $30,000 to the Company. Interest on advances is charged as of the last day of each month at a rate equal to the greater of either, (a) the Chase Prime Rate + (2.0)% or (b) (4.0)% per annum. For another factoring company, interest is charged at one-thirty-third (1/33) of one percent per day, such rate to increase or decrease in accordance with changes in the “Prime Rate”, which such prime rate to be deemed to be 4.25% on the date of the agreement.

Advances are collateralized by a security interest in substantially all of the companies’ assets.

Due to/from factor consist of the following:

	December 31,
	2023	2022
Outstanding receivables:
Without recourse	$808,233	$1,680,042
With recourse	99,055	65,411
Matured funds and deposits	65,321	81,055
Advances	(483,187)	(632,826)
Credits due customers	(151,611)	(354,282)
	$337,811	$839,400

NOTE 7: GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company recorded goodwill from each of its business combinations. The following is a summary of goodwill by entity for the years ended December 31, 2023 and 2022:

	December 31,
	2023	2022
Bailey	$3,158,123	$3,158,123
Stateside	2,104,056	2,104,056
Sundry	3,711,322	3,711,322
	$8,973,501	$8,973,501

Refer to Note 3 for discussion on the goodwill impairment recorded in 2022.

In connection with the H&J disposition, the Company derecognized $1,130,311 in goodwill.

Intangible Assets

The following table summarizes information relating to the Company’s identifiable intangible assets as of December 31, 2023 and 2022:

	Gross	Accumulated	Carrying
December 31, 2023	Amount	Amortization	Value
Amortized:
Customer relationships	$8,634,560	$(4,494,223)	$4,140,337
	$8,634,560	$(4,494,223)	$4,140,337

Indefinite-lived:
Brand name	5,841,880	—	5,841,880
	$14,476,440	$(4,494,223)	$9,982,217

	Gross	Accumulated	Carrying
December 31, 2022	Amount	Amortization	Value
Amortized:
Customer relationships	$9,734,560	(2,670,202)	$7,064,358
	9,734,560	(2,670,202)	7,064,358

Indefinite-lived:
Brand name	5,841,880	—	5,841,880
	$15,576,440	$(2,670,202)	$12,906,238

Refer to Note 3 for discussion on the intangible asset impairment recorded in 2022.

The Company recorded amortization expense of $1,993,616 and $2,151,250 during the years ended December 31, 2023 and 2022, respectively, which is included in general and administrative expenses in the consolidated statements of operations.

Future amortization expense at December 31, 2023 is as follows:

Year Ending December 31,
2024	2,474,177
2025	1,666,160
$4,140,337

NOTE 8: LIABILITIES AND DEBT

Accrued Expenses and Other Liabilities

The Company accrued expenses and other liabilities line in the consolidated balance sheets is comprised of the following as of December 31, 2023 and 2022:

	December 31,
	2023	2022
Accrued expenses	$617,374	$668,714
Reserve for returns	—	307,725
Payroll related liabilities	3,895,640	2,618,870
Sales tax liability	145,545	262,765
Other liabilities	99,934	78,845
	$4,758,492	$3,936,920

Payroll related liabilities are primarily related in DBG and Bailey44 payroll taxes due to remit to federal and state authorities. The amounts are subject to further penalties and interest.

As of December 31, 2023, accrued expenses included $535,000 in accrued common stock issuances pursuant to an advisory agreement for services performed in 2022. The 200 shares of common stock owed per the agreement are expected to be issued in the second quarter of 2024.

Venture Debt

As of December 31, 2021, the gross loan balance with Black Oak Capital (“Black Oak”) pertaining to its senior credit agreement was $6,001,755. In February 2022, the Company received $237,500 in proceeds, including loan fees of $12,500, from the existing venture debt lender under the same terms as the existing facility.

On September 29, 2022, the Company and Black Oak executed a Securities Purchase Agreement (the “Black Oak SPA”) whereby the Company issued 6,300 shares of Series A Convertible Preferred Stock to Black Oak for $1,000 per share (see Note 7). The shares were issued pursuant to the conversion of Black Oak’s entire principal amount of $6,251,755, and the Company recorded $48,245 in interest as part of the conversion. Pursuant to the Black Oak SPA, all accrued interest remaining outstanding. Accrued interest was $269,870 as of December 31, 2023 and 2022.

For the year ended December 31, 2022, $12,500 of loan fees and discounts from warrants were amortized to interest expense, leaving unamortized balance of $0 as of December 31, 2023 and 2022. Interest expense was $0 and $573,455 for the years ended December 31, 2023 and 2022, respectively.

Convertible Debt

2020 Regulation CF Offering

As of December 31, 2023 and 2022, there was $100,000 remaining in outstanding principal that was not converted into equity (see table below).

Convertible Promissory Notes

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

In February 2023, the principal of $4,000,000 of the December Notes were fully repaid. The Company amortized $1,220,830 of debt discount up until the repayment date, and then recognized a loss on extinguishment of debt of $157,370 which is included in other non-operating income (expenses) on the consolidated statements of operations.

The following is a summary of the convertible notes for the years ended December 31, 2023 and 2022:

		Unamortized	Convertible Note
	Principal	Debt Discount	Payable, Net
Balance, December 31, 2022	$4,100,000	$(1,378,200)	$2,721,800
Repayments of notes	(4,000,000)	—	(4,000,000)
Amortization of debt discount	—	1,220,830	1,220,830
Loss on extinguishment of debt	—	157,370	157,370
Balance, December 31, 2023	$100,000	$—	$100,000

During the years ended December 31, 2023 and 2022, the Company amortized $1,220,830 and $6,506,384, respectively of debt discount to interest expense pertaining to all convertible notes. As of December 31, 2022, there was no remaining derivative liability outstanding pertaining to any convertible notes.

Loan Payable — PPP and SBA Loan

In April 2022, Bailey received notification of full forgiveness of its 2nd PPP Loan totaling $1,347,050 and partial forgiveness of its 1st PPP Loan totaling $413,705. As of December 31, 2023 and December 31, 2022, Bailey had an outstanding PPP Loan balance of $933,295 and matures in 2026.

Merchant Advances

Future Sales Receipts

In 2022, the Company obtained several merchant advances. These advances are, for the most part, secured by expected future sales transactions of the Company with expected payments on a weekly basis. As of December 31, 2022, $896,334 remained outstanding. During 2023, the Company received additional proceeds totaling $2,452,923. The Company made total cash repayments, pertaining to principal and interest of $4,518,512.

The following is a summary of the merchant advances as of December 31, 2023 and 2022:

	December 31,
	2023	2022
Principal	$2,960,946	$896,334
Less: unamortized debt discount	(1,966,881)	—
Merchant cash advances, net	$994,065	$896,334

The unamortized debt discount of $1,966,881 will be amortized to interest expense over the expected remaining terms of the agreements through the fourth quarter of 2024. During the year ended December 31, 2023, the Company recorded $1,247,403 in interest expense pertaining to these advances.

In 2023, the Company refinanced two merchant advance agreements. The refinances were accounted for as a loss extinguishment under ASC 470-50-40, and accordingly the Company recognized a loss on extinguishment of $559,147 which is included in other non-operating income (expenses) in the consolidated statements of operations.

In connection with these advances, the Company granted 6,095 warrants to purchase common stock at an exercise price of $131.25 to the lender.

Other

In 2023, the Company obtained merchant advances totaling $690,000 from Shopify Capital and another lender and made repayments totaling $658,718. As of December 31, 2023, the remaining principal outstanding was $149,898. These advances are, for the most part, secured by expected future sales transactions of the Company with expected payments on a daily basis.

In 2023, the Company obtained merchant advances totaling $312,938 from Gynger Inc. As of December 31, 2023, the remaining principal outstanding was $273,188 and technically in default.

Promissory Note Payable

As of December 31, 2023 and 2022, the outstanding principal on the note to the sellers of Bailey was $3,500,000. The maturity date was December 31, 2022. On July 5, 2023, the parties agreed to extend the maturity date to June 30, 2024.

The note incurs interest at 12% per annum. Interest expense was $420,000 and $420,000 for the yeas ended December 31, 2023 and 2022, all respectively, which was accrued and unpaid as of December 31, 2023.

As noted in Note 4, the Company issued a promissory note in the principal amount of $5,500,000 to the Sundry Holders pursuant to the Sundry acquisition. The note bears interest at 8% per annum and matured on February 15, 2023. In February 2023, the parties verbally agreed to extend the maturity date to December 31, 2023. Interest expense was $259,177 for the year ended December 31, 2023. On June 21, 2023, the Company and the Sundry Holders executed a Securities Purchase Agreement (the “Sundry SPA”) whereby the Company issued 5,761 shares of Series C Convertible Preferred Stock to the Sundry Holders for $1,000 per share (see Note 7). The shares were issued pursuant to the cancellation of the Sundry Holders’ entire principal amount of $5,500,000 and accrued interest of $259,177.

In March 2023, the Company and various purchasers executed a Securities Purchase Agreement (“March 2023 Notes”) whereby the investors purchased from the Company promissory notes in the aggregate principal amount of $2,458,750, consisting of original issue discount of $608,750. The Company received net proceeds of $1,850,000 after additional fees. The March 2023 Notes are due and payable on September 30, 2023 (the “Maturity Date”). If the Company completes a debt or equity financing of less than $7,500,000, the Company is required to repay 50% of the remaining balance of the March 2023 Notes. Following such 50% repayment, the Company must also use any proceeds from any subsequent debt or equity financing to repay the March 2023 Notes. Upon the closing of any debt or equity financing of $7,500,000 or greater, the Company is required to repay 100% of the Notes with no penalties. There is no additional interest after the 20% original interest discount. Upon the Company’s equity financing in September 2023, the Company repaid an aggregate $1,247,232 in principal to the respective noteholders. The Company recognized a debt discount of $608,750, which was fully amortized through December 31, 2023. The notes contain certain conversion provisions upon an event of default.

The parties are currently working on an extension to the Maturity Date and have acknowledged that the default provisions have not been triggered. It is expected that the March 2023 Notes will be fully repaid by the end of the second quarter of 2024. In connection with the amendments, the Company increased the principal owed on the March 2023 Notes to $519,222, with a corresponding increase to unamortized debt discount.

The following is a summary of promissory notes payable, net:

	December 31,
	2023	2022
Bailey Note	$3,500,000	$3,500,000
Sundry Note	—	5,500,000
March 2023 Notes - principal	1,730,740	—
March 2023 Notes - unamortized debt discount	(346,148)	—
Promissory note payable, net	$4,884,592	$9,000,000

NOTE 9: STOCKHOLDERS’ EQUITY (DEFICIT)

Amendments to Certificate of Incorporation

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

On August 21, 2023, the Board of Directors approved a one-for- 25 reverse stock split of its issued and outstanding shares of common stock and a proportional adjustment to the existing conversion ratios for each series of the Company’s preferred stock. The reverse stock split became effective as of August 22, 2023. Accordingly, all share and per share amounts for all periods presented in the accompanying consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect this reverse stock split and adjustment of the preferred stock conversion ratios.

Common Stock

The Company had 1,000,000,000 shares of common stock authorized with a par value of $0.0001 as of December 31, 2023.

Common stockholders have voting rights of one vote per share. The voting, dividend, and liquidation rights of the holders of common stock are subject to and qualified by the rights, powers, and preferences of preferred stockholders.

2023 Transactions

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

On August 31, 2023, the Company entered into a Securities Purchase Agreement with a certain accredited investor, pursuant to which the Company agreed to issue and sell, in a private placement (the “August Private Placement”), an aggregate of 32,000 shares of the Company’s Common Stock and accompanying Series A warrants to purchase up to 32,000 shares of Common Stock and Series B warrants to purchase up to 32,000 shares of Common Stock at a combined purchase price of $9.73 per share and common warrants, and (ii) 481,875 pre-funded warrants exercisable for 481,875 shares of Common Stock, and accompanying Series A Warrants to purchase up to 481,875 shares of Common Stock and Series B Warrants to purchase up to 481,875 shares of Common Stock, at a combined purchase price of $9.73, for aggregate gross proceeds from the August Private Placement of approximately $5 million. The Company received net proceeds of $3.8 million after deducting placement agent fees and offering expenses. Through December 31, 2023, all 481,875 pre-funded warrants from the August Private Placement had been exercised for shares of Common Stock.

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

In October 2023, 975 shares of Series C Convertible Preferred Stock converted into 54,394 shares of common stock.

2022 Transactions

During the year ended December 31, 2022, the Company issued an aggregate of 79,807 shares of common stock pursuant to the conversion of the FirstFire and Oasis Notes (see Note 7).

In September 2022, the Company issued 30 shares of common stock pursuant to a consultant agreement at a fair value of $123,000.

As part of the Sundry acquisition (see Note 4), the Company issued 3,636 shares of common stock to the Sundry Sellers at a fair value of $1,000,000.

In connection with the December Notes, the Company issued 2,400 shares of common stock with a fair value of $264,000

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

On September 13, 2023, the Company filed a certificate of cancellation (the “Series A Certificate of Cancellation”) with the Secretary of State of the State of Delaware, effective as of the time of filing, cancelling the Series A Certificate of Designation relating to the Series A Preferred Stock.

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

As of December 31, 2023 and 2022, there were 6,300 shares of Series A Convertible Preferred Stock issued and outstanding.

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

Each share of the Series C Preferred Stock shall be convertible, at any time and from time to time from and after June 21, 2023 at the option of the Holder thereof, into that number of shares of Common Stock determined by dividing the Stated Value of such share of the Series C Preferred Stock ($1,000 as of June 21, 2023) by the Conversion Price. The conversion price for each share of the Series C Preferred Stock is $0.717, which is the lower of (a) the closing price per share of the Common Stock as reported on the NasdaqCM on June 20, 2023 (the trading day before the date of the Sundry SPA), and (b) the average closing price per share of Common Stock as reported on the NasdaqCM for the five trading days preceding the date of the Sundry SPA, subject to adjustment herein (the “Series C Conversion Price”).

The Company has the option to redeem any or all of the then outstanding Series C Preferred Stock at 112% of the then Stated Value any time after June 21, 2023 and so long as there is an effective Registration Statement covering the shares issuable upon conversion of the Series C Preferred Stock.

In October 2023, 975 shares of Series C Convertible Preferred Stock converted into 54,394 shares of common stock.

2022 Underwriting Agreements and Public Offerings

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

NOTE 10: RELATED PARTY TRANSACTIONS

As of December 31, 2023 and 2022, the Company made net repayments for amounts due to related parties totaling $130,205 and $170,000, respectively. As of December 31, 2023 and December 31, 2022, amounts due to related parties were $400,012 and $556,217, respectively. The advances are unsecured, non-interest bearing and due on demand. Amounts due to related parties consist of current and former executives, and a board member.

As of December 31, 2023 and 2022, due to related parties includes advances from the former officer, Mark Lynn, who also serves as a director, totaling $104,568 and $104,568 respectively, and accrued salary and expense reimbursements of $87,222 and $100,649, respectively, to current officers.

In October 2022, the Company received advances from a director, Trevor Pettennude, totaling $325,000. The advances are unsecured, non-interest bearing and due on demand. As of December 31, 2023 and 2022, the amounts $175,000 and $325,000 were outstanding.

As of December 31, 2023, due to related parties includes advances from the Chief Executive Officer of $33,222.

NOTE 11: SHARE-BASED PAYMENTS

Common Stock Warrants

2023 Transactions

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

The Company granted 44,000 warrants to purchase common stock at an exercise price of $5.00 to the lender in connection with its merchant advances.

A summary of information related to common stock warrants for the years ended December 31, 2023 and 2022 is as follows:

	Common	Weighted
	Stock	Average
	Warrants	Exercise Price
Outstanding - December 31, 2022	176,733	$209.25
Granted	1,641,262	14.69
Exercised	(637,775)	14.11
Forfeited	—	—
Outstanding - December 31, 2023	1,180,220	$25.40

Exercisable at December 31, 2022	171,278	$210.50
Exercisable at December 31, 2023	1,180,220	$25.40

Stock Options

2020 Incentive Stock Plan

The Company has adopted a 2020 Omnibus Incentive Stock Plan (the “2020 Plan”). An aggregate of 1,320 shares of the Company’s common stock is reserved for issuance and available for awards under the 2020 Plan, including incentive stock options granted under the 2020 Plan. The 2020 Plan administrator may grant awards to any employee, director, consultant or other person providing services to us or our affiliates. During 2021, 1,093 options were granted to executives and directors at an exercise price from $385 to $415 per share. As of December 31, 2022, 227 options were available for future issuance.

2013 Incentive Stock Plan

The Company has adopted the 2013 Stock Plan, as amended and restated (the “Plan”), which provides for the grant of shares of stock options, stock appreciation rights, and stock awards (performance shares) to employees, non-employee directors, and non-employee consultants. The number of shares authorized by the Plan was 11,964 shares as December 31, 2023 and 2022. The option exercise price generally may not be less than the underlying stock’s fair market value at the date of the grant and generally have a term often years. The amounts granted each calendar year to an employee or non-employee is limited depending on the type of award. Stock options comprise all of the awards granted since the Plan’s inception. Shares available for grant under the Plan amounted to 333 and as of December 31, 2023. Vesting generally occurs over a period of immediately to four years.

A summary of information related to stock options under our 2013 and 2020 Stock Plan for the years ended December 31, 2023 and 2022 is as follows:

		Weighted
		Average
	Options	Exercise Price
Outstanding - December 31, 2022	1,558	$9,050
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding - December 31, 2023	1,558	$9,050
Exercisable at December 31, 2022	1,389	$10,125
Exercisable at December 31, 2023	1,487	$9,098

Weighted average duration (years) to expiration of outstanding options at December 31, 2023	5.47

Stock-based compensation expense of $408,810 and $479,038 was recognized during the year ended December 31, 2023 and 2022, respectively. During the year ended December 31, 2023 and 2022, $351,214 and $421,442 was recorded to general and administrative expenses, and $57,596 and $57,596 was recorded to sales and marketing expense in the consolidated statements of operations, all respectively. Total unrecognized compensation cost related to non-vested stock option awards as of December 31, 2023 amounted to $169,190 and will be recognized over a weighted average period of 0.46 years.

NOTE 12: LEASE OBLIGATIONS

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

In January 2023, the Company entered into a lease agreement extension for its corporate office and distribution center in Vernon, California that expires on January 31, 2025. The lease has monthly base rent payments of $12,000. The Company recognized a right of use asset of $31,597 and lease liability of $170,002 using a discount rate of 10.0%.

In September 2023, the Company entered into a lease agreement extension for a showroom space in Los Angeles, California that commences in March 2023 and expires in September 2024. The lease has a monthly base rent of $25,000. The Company recognized a right of use asset of $658,091 and lease liability of $1,040,812 using a discount rate of 10.0%.

The following is a summary of operating lease assets and liabilities:

	December 31,
Operating leases	2023	2022

Assets
ROU operating lease assets	$689,688	$102,349

Liabilities
Current portion of operating lease	1,210,814	102,349
Total operating lease liabilities	$1,210,814	$102,349

	December 31,
Operating leases	2023	2022
Weighted average remaining lease term (years)	1.00	1.00
Weighted average discount rate	10.00%	6.00%

December 31,
2023
Future minimum payments - 2024	$1,268,230
Less imputed interest	(57,416)
Total lease obligations	$1,210,814

NOTE 13: CONTINGENCIES

●	On March 21, 2023, a vendor filed a lawsuit against Digital Brands Group related to trade payables totaling approximately $43,501. Such amounts include interest due, and are included in accounts payable, net of payments made to date, in the accompanying consolidated balance sheets. The Company does not believe it is probable that the losses in excess of such trade payables will be incurred.
●	On February 7, 2023, a vendor filed a lawsuit against Digital Brands Group related to trade payables totaling approximately $182,400. Such amounts include interest due, and are included in accounts payable, net of payments made to date, in the accompanying consolidated balance sheets. The Company does not believe it is probable that the losses in excess of such trade payables will be incurred.
●	On November 9, 2022, a vendor filed a lawsuit against Digital Brand’s Group related to prior services rendered. The claims (including fines, fees, and legal expenses) total an aggregate of $50,190. The matter was settled in January 2023 and are on payment plans which will be paid off in the second quarter of 2024.
●	In August 2020 and March 2021, two lawsuits were filed against Bailey’s by third-party’s related to prior services rendered. The claims (including fines, fees, and legal expenses) total an aggregate of $96,900. Both matters were settled in February 2022 and are on payment plans which will be paid off in the second quarter of 2024.
●	On December 21, 2020, a Company investor filed a lawsuit against DBG for reimbursement of their investment totaling $100,000. Claimed amounts are included in short-term convertible note payable in the accompanying consolidated balance sheets and the Company does not believe it is probable that losses in excess of such short-term note payable will be incurred. The Company is actively working to resolve this matter.
●	On November 16, 2023 a vendor filed a lawsuit against Digital Brands Group related to trade payables totaling approximately $345,384 , which represents past due fees and late fees. Such amounts are included in the accompanying balance sheets. The Company does not believe it is probable that the losses in excess of such pay trade payables will be incurred.
●	On November 15, 2023 a vendor filed a lawsuit against Digital Brands Group related to trade payables totaling approximately $582,208, which represents “double damages. The amount due to the vendor is $292,604. Such amounts are included in the accompanying balance sheets. The Company does not believe it is probable that the losses in excess of such pay trade payables will be incurred.
●	On December 21, 2023, a former employee from over two years ago filed a wrongful termination lawsuit against the Company. The Company is disputing this claim. To this point, this same law firm recently sent a demand letter for another wrongful termination of a temporary worker we used from a third party placement agency. This person was not a Company employee at any time.
●	A vendor filed a lawsuit against Bailey 44 related to a retail store lease in the amount of $1.5 million. The Company is disputing the claim for damages and the matter is ongoing. The vendor has recently updated the claim to now be $450,968 after signing a long-term lease with another brand for this location. The Company is disputing this new amount after review of the lease.

All claims above, to the extent management believes it will be liable, have been included in accounts payable and accrued expenses and other liabilities in the accompanying consolidated balance sheet as of December 31, 2023.

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

NOTE 14: INCOME TAXES

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The differences relate primarily to depreciable assets using accelerated depreciation methods for income tax purposes, share-based compensation expense, and for net operating loss carryforwards. As of December 31, 2023, and 2022, the Company had net deferred tax assets before valuation allowance of $17,882,355 and $16,733,585, respectively. The following table presents the deferred tax assets and liabilities by source:

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$19,354,491	$16,733,582
Deferred tax liabilities:
Indefinite lived intangible assets	(1,840,170)	—
Valuation allowance	(17,882,355)	(16,733,582)
Net deferred tax assets (liabilities)	$(368,034)	$—

A reconciliation of the Company’s effective tax rate to the statutory federal rate is as follows:

	Years Ended
	December 31,
	2023	2022
Statutory federal rate	21.0%	21.0%
State income taxes net of federal income tax benefit	7.0	7.0
Permanent adjustment	(18.0)	—
Change in valuation allowance	(14.4)	(28.0)
Effective income tax rate	(4.4)%	—

The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. The Company assessed the need for a valuation allowance against its net deferred tax assets and determined a full valuation allowance is required due, cumulative losses through December 31, 2023, and no history of generating taxable income. Therefore, valuation allowances of $17,882,355 and $16,733,582 were recorded as of December 31, 2023 and 2022, respectively. Valuation allowance increased by $1,148,773 and $3,630,314 during the years ended December 31, 2023 and 2022, respectively. Deferred tax assets were calculated using the Company’s combined statutory tax rate, which it estimated to be approximately 28.0%. The Company has evaluated its valuation allowance assertion which resulted in a full valuation allowance and residual naked credit given the net operating losses generated post 2017 are subject to a 80% limitation. As a result, the Company recorded a net deferred tax liability of $368,034 based on its assessment of the utilization of deferred tax assets surrounding the Company’s indefinite lived intangible assets. The effective rate is reduced to (4.4%) and 0% for 2023 and 2022 due to the full valuation allowance on its net deferred tax assets.

The Company’s ability to utilize net operating loss carryforwards will depend on its ability to generate adequate future taxable income. At December 31, 2023 and 2022, the Company had net operating loss carryforwards available to offset future taxable income in the amounts of approximately $69,242,000 and $59,865,000, for which losses from 2018 forward can be carried forward indefinitely.

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

NOTE 15: SUBSEQUENT EVENTS

Through the issuance date, the Company has issued 481,172 shares of common stock pursuant to an At-The-Market Offering Agreement for an at-the-market offering (the “ATM Agreement”) with H.C. Wainwright & Co., LLC, as sales agent (“Wainwright”).

Through the issuance date, the Company converted shares of Series C Preferred Stock into 50,043 shares of common stock.