Form 10-Q
period 2024-03-31
Digital Brands Group, Inc.
filed 2024-05-20
CIK 1668010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to______

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	DBGI	The Nasdaq Stock Market LLC
Warrants, each exercisable to purchase one share of common stock	DBGIW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 20, 2024, the Company had 1,935,519 shares of common stock, $0.0001 par value, issued and outstanding.

DIGITAL BRANDS GROUP, NC.

FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Except for historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which involve risks and uncertainties. These forward-looking statements can be identified by the use of forward- looking terminology, including the terms “believe,” “estimate,” “project,” “aim,” “anticipate,” “expect,” “seek,” “predict,” “contemplate,” “continue,” “possible,” “intend,” “may,” “plan,” “forecast,” “future,” “might,” “will,” “could,” would” or “should” or, in each case, their negative, or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this Annual Report on Form 10-K and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth strategies, the industry in which we operate and potential acquisitions. We derive many of our forward- looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results. All forward-looking statements are based upon information available to us on the date of this Quarterly Report on Form 10-Q.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward- looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the stability of the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Quarterly Report on Form 10-Q. In addition, even if our results of operations, financial condition and liquidity and the development of the industry in which we operate are consistent with the forward-looking statements contained in this Quarterly Report on Form 10-Q, those results or developments may not be indicative of results or developments in subsequent periods. Important factors that could cause our results to vary from expectations include those discussed in “Risk Factors” in our most recent Annual Report on Form 10-K, as the same may be updated from time to time.

Estimates and forward-looking statements speak only as of the date they were made, and, except to the extent required by law, we undertake no obligation to update or to review any estimate and/or forward-looking statement because of new information, future events or other factors.

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	March 31,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,330	$20,773
Accounts receivable, net	281,904	74,833
Due from factor, net	759,437	337,811
Inventory	4,648,473	4,849,600
Prepaid expenses and other current assets	301,215	276,670
Total current assets	6,002,359	5,559,687
Property, equipment and software, net	69,294	55,509
Goodwill	8,973,501	8,973,501
Intangible assets, net	9,262,670	9,982,217
Deposits	75,431	75,431
Right of use asset	465,069	689,688
Total assets	$24,848,324	$25,336,033

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,266,813	$7,538,902
Accrued expenses and other liabilities	4,317,717	4,758,492
Due to related parties	398,779	400,012
Convertible note payable, net	100,000	100,000
Accrued interest payable	1,835,623	1,996,753
Loan payable, current	2,300,674	2,325,842
Promissory note payable, net	5,057,666	4,884,592
Lease liabilities	1,073,389	1,210,814
Total current liabilities	21,350,662	23,215,407
Loan payable	150,000	150,000
Deferred tax liability	368,034	368,034
Total liabilities	21,868,696	23,733,441

Commitments and contingencies

Stockholders’ equity:
Undesignated preferred stock, $0.0001 par value per share, 10,000,000 shares authorized, 0 shares issued and outstanding as of both March 31, 2024 and December 31, 2023	-	-
Series A convertible preferred stock, $0.0001 par value per share, 6,300 shares designated, 6,300 shares issued and outstanding as of both March 31, 2024 and December 31, 2023	1	1
Series C convertible preferred stock, $0.0001 par value per share, 3,239 and 4,786 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	1	1
Common stock, $0.0001 par value per share, 1,000,000,000 shares authorized, 1,714,157 and 1,114,359 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	170	110
Additional paid-in capital	117,657,641	115,596,929
Accumulated deficit	(114,678,184)	(113,994,449)
Total stockholders’ equity	2,979,628	1,602,592
Total liabilities and stockholders’ equity	$24,848,324	$25,336,033

See the accompanying notes to the unaudited condensed consolidated financial statements.

DIGITAL BRANDS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31,
	2024	2023
Net revenues	$3,576,587	$4,439,508
Cost of net revenues	1,855,851	2,420,194
Gross profit	1,720,736	2,019,314

Operating expenses:
General and administrative	971,732	4,460,462
Sales and marketing	708,150	977,154
Distribution	265,499	270,185
Total operating expenses	1,945,381	5,707,802

Loss from operations	(224,645)	(3,688,487)

Other (expense) income:
Interest expense	(504,991)	(1,864,598)
Other non-operating income (expenses)	45,901	(678,989)
Total other expense, net	(459,090)	(2,543,587)

Income tax benefit (provision)	-	-
Net loss from continuing operations	(683,735)	(6,232,075)
Income from discontinued operations, net of tax	-	95,726
Net loss	$(683,735)	$(6,136,349)

Weighted average common shares outstanding -
basic and diluted	1,485,210	226,814
Net loss per common share - basic and diluted	$(0.46)	$(27.48)

See the accompanying notes to the unaudited condensed consolidated financial statements.

DIGITAL BRANDS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Series A Convertible		Series C Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balances at December 31, 2022	6,300	$1			178,758	$18	$96,294,123	$(103,747,316)	$(7,453,174)
Issuance of common stock pursuant to private placement	-	-	-	-	51,086	5	4,999,998	-	5,000,003
Offering costs	-	-	-	-	-	-	(536,927)	-	(536,927)
Shares issued for services	-	-	-	-	4,756	-	499,338	-	499,338
Shares and warrants issued with notes	-	-	-	-	4,400	-	658,494	-	658,494
Stock-based compensation	-	-	-	-	-	-	105,594	-	105,594
Net loss	-	-	-	-	-	-	-	(6,136,349)	(6,136,349)
Balances at March 31, 2023	6,300	1	-	$-	239,000	$23	$102,020,620	$(109,883,665)	$(7,863,021)

Balances at December 31, 2023	6,300	$1	4,786	$1	1,114,359	$110	$115,596,929	$(113,994,449)	$1,602,592
Common shares issued for cash	-	-	-	-	444,909	44	1,736,162	-	1,736,206
Shares issued for services and conversion of accounts payable	-	-	-	-	68,583	7	224,260	-	224,267
Conversion of preferred shares into common stock	-	-	(1,547)	-	86,306	9	(9)	-	-
Stock-based compensation	-	-	-	-	-	-	100,299	-	100,299
Net loss	-	-	-	-	-	-	-	(683,735)	(683,735)
Balances at March 31, 2024	6,300	$1	3,239	$1	1,714,157	$170	$117,657,641	$(114,678,184)	$2,979,628

See the accompanying notes to the unaudited condensed consolidated financial statements.

DIGITAL BRANDS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(683,735)	$(6,136,349)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	719,547	959,207
Amortization of loan discount and fees	665,932	1,412,425
Loss on extinguishment of debt	-	689,100
Stock-based compensation	100,299	105,594
Shares issued for services	142,536	499,338
Change in credit reserve	(151,611)	109,298
Non-cash lease expense	244,694	100,512
Changes in operating assets and liabilities:
Accounts receivable, net	(207,071)	282,947
Due from factor	(297,951)	(77,776)
Inventory	201,127	299,188
Prepaid expenses and other current assets	(24,545)	(218,286)
Accounts payable	(1,190,358)	(416,093)
Accrued expenses and other liabilities	(440,775)	464,855
Deferred revenue	-	115,292
Accrued interest payable	(161,130)	218,740
Lease liabilities	(157,500)	(100,512)
Net cash used in operating activities	(1,240,541)	(1,692,520)
Cash flows from investing activities:
Purchase of property, equipment and software	(13,785)	-
Deposits	-	87,379
Net cash (used in) provided by investing activities	(13,785)	87,379
Cash flows from financing activities:
Repayments from related party advances	(1,234)	(104,170)
Advances from factor	27,936	217,625
Issuance of loans and note payable	-	3,542,199
Repayments of convertible notes and loan payable	(518,026)	(5,677,621)
Issuance of common stock for cash	1,736,206	5,000,003
Offering costs	-	(686,927)
Net cash provided by financing activities	1,244,883	2,291,109
Net change in cash and cash equivalents	(9,443)	685,968
Cash and cash equivalents at beginning of period	20,773	1,283,282
Cash and cash equivalents at end of period	$11,330	$1,969,250

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$60,465

Supplemental disclosure of non-cash investing and financing activities:
Right of use asset	$-	$467,738
Shares issued for services and conversion of accounts payable	$81,731	$-
Conversion of preferred stock to common stock	$9	$-

See the accompanying notes to the unaudited condensed consolidated financial statements.

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

On February 12, 2020, Denim.LA, Inc. entered into an Agreement and Plan of Merger with Bailey 44, LLC (“Bailey”), a Delaware limited liability company. On the acquisition date, Bailey became a wholly owned subsidiary of the Company.

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

NOTE 2: GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated profits since inception, has sustained net losses of $683,735 and $6,136,349 for the three months ended March 31, 2024 and 2023, respectively, and has incurred negative cash flows from operations for the three months ended March 31, 2024 and 2023. The Company has historically lacked liquidity to satisfy obligations as they come due and as of March 31, 2024, and the Company had a working capital deficit of $15,348,303. These factors, among others, arise substantial doubt about the Company’s ability to continue as a going concern. The Company expects to continue to generate operating losses for the foreseeable future. The accompanying consolidated financial statements do not include any adjustments as a result of this uncertainty.

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

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated balance sheet as of March 31, 2024, the unaudited condensed consolidated statements of operations for the three and three months ended March 31, 2024, and 2023 and of cash flows for the three months ended March 31, 2024, and 2023 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for the interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The unaudited interim consolidated financial statements have been prepared on a basis consistent with the audited consolidated financial statements and in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the consolidated results for the interim periods presented and of the consolidated financial condition as of the date of the interim consolidated balance sheet. The results of operations are not necessarily indicative of the results expected for the year ending December 31, 2024.

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2024.

Principles of Consolidation

These unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Bailey, Stateside and Sundry from the dates of acquisition. All inter-company transactions and balances have been eliminated on consolidation.

Discontinued Operations

Certain prior year accounts have been reclassified to conform with current year presentation regarding income from discontinued operations.

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

Cash and Equivalents and Concentration of Credit Risk

The Company considers all highly liquid securities with an original maturity of less than three months to be cash equivalents. As of March 31, 2024 and December 31, 2023, the Company did not hold any cash equivalents. The Company’s cash and cash equivalents in bank deposit accounts, at times, may exceed federally insured limits of $250,000.

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

As of March 31, 2024 and December 31, 2023, the Company determined an allowance for credit losses of $52,122 and $41,854, respectively.

Inventory

Inventory is stated at the lower of cost or net realizable value and accounted for using the weighted average cost method for DSTLD and first-in, first-out method for Bailey, Stateside and Sundry. The inventory balances as of March 31, 2024 and December 31, 2023 consist substantially of finished good products purchased or produced for resale, as well as any raw materials the Company purchased to modify the products and work in progress.

Inventory consisted of the following:

	March 31,	December 31,
	2024	2023
Raw materials	$662,732	$695,580
Work in process	561,109	585,387
Finished goods	3,420,631	3,568,633
Inventory	$4,648,473	$4,849,600

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

Net Loss per Share

Net earnings or loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period, excluding shares subject to redemption or forfeiture. The Company presents basic and diluted net earnings or loss per share. Diluted net earnings or loss per share reflect the actual weighted average of common shares issued and outstanding during the period, adjusted for potentially dilutive securities outstanding. Potentially dilutive securities are excluded from the computation of the diluted net loss per share if their inclusion would be anti-dilutive. As all potentially dilutive securities are anti-dilutive as of March 31, 2024 and 2023, diluted net loss per share is the same as basic net loss per share for each year. Potentially dilutive items outstanding as of March 31, 2024 and 2023 are as follows:

	March 31,
	2024	2023
Series A convertible preferred stock	27,097	27,097
Series C convertible preferred stock	180,736	-
Common stock warrants	1,180,220	237,745
Stock options	1,558	1,558
Total potentially dilutive shares	1,389,611	266,400

The stock options and warrants above are out-of-the-money as of March 31, 2024 and 2023.

Recent Accounting Pronouncements

In January 2024, the Company adopted the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity: This ASU addresses the complexity of certain guidance for convertible instruments and contracts in an entity’s own equity. The ASU was effective for public business entities that meet the definition of an SEC filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the ASU will be effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The ASU did not have a material impact on the consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

The following accounting pronouncements have been issued as of May 20, 2024 but are not yet effective and may affect the future financial reporting by the Company:

●	ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions: The ASU is intended to clarify the guidance when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of the security. For public business entities, the amendments in ASU 2022-03 are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. For all other entities, the ASU is effective for fiscal years beginning after December 15, 2024, and interim periods within those fiscal years.

NOTE 4: DUE FROM FACTOR

Due to/from factor consist of the following:

	March 31,	December 31,
	2024	2023
Outstanding receivables:
Without recourse	$1,194,249	$808,233
With recourse	22,348	99,055
Matured funds and deposits	53,963	65,321
Advances	(511,123)	(483,187)
Credits due customers	—	(151,611)
	$759,437	$337,811

NOTE 5: GOODWILL AND INTANGIBLE ASSETS

The following is a summary of goodwill attributable to each business combination:

	March 31,	December 31,
	2024	2023
Bailey	$3,158,123	$3,158,123
Stateside	2,104,056	2,104,056
Sundry	3,711,322	3,711,322
	$8,973,501	$8,973,501

The following table summarizes information relating to the Company’s identifiable intangible assets as of March 31, 2024:

	Gross	Accumulated	Carrying
	Amount	Amortization	Value
Amortized:
Customer relationships	$8,634,560	$(5,213,770)	$3,420,790
	$8,634,560	$(5,213,770)	$3,420,790

Indefinite-lived:
Brand name	$5,841,880	—	5,841,880
	$5,841,880	$—	$5,841,880

The Company recorded amortization expense of $719,547 and $954,353 during the three months ended March 31, 2024 and 2023, respectively, which is included in general and administrative expenses in the consolidated statements of operations.

NOTE 6: LIABILITIES AND DEBT

Accrued Expenses and Other Liabilities

The Company accrued expenses and other liabilities line in the consolidated balance sheets is comprised of the following as of March 31, 2024 and December 31, 2023:

	March 31,	December 31,
	2024	2023
Accrued expenses	$590,310	$617,374
Payroll related liabilities	3,470,557	3,895,640
Sales tax liability	157,498	145,545
Other liabilities	99,353	99,934
	$4,317,717	$4,758,492

Convertible Debt

As of March 31, 2024 and December 31, 2023, there was $100,000 remaining in outstanding principal that was not converted into equity.

Loan Payable — PPP and SBA Loan

In April 2022, there was a partial forgiveness of Bailey’s first PPP Loan totaling $413,705. As of March 31, 2024 and December 31, 2023, Bailey had an outstanding PPP Loan balance of $933,295, which matures in 2026.

Merchant Advances

Future Sales Receipts

In 2022 and 2023, the Company obtained several merchant advances. These advances are, for the most part, secured by expected future sales transactions of the Company with expected payments on a weekly basis. The Company made total cash repayments, pertaining to principal and interest of $464,386 for the three months ended March 31, 2024.

The following is a summary of the merchant advances as of March 31, 2024 and December 31, 2023:

	March 31,	December 31,
	2024	2023
Principal	$2,496,559	$2,960,946
Less: unamortized debt discount	(1,475,160)	(1,966,881)
Merchant cash advances, net	$1,021,399	$994,065

The unamortized debt discount of $1,475,160 will be amortized to interest expense over the expected remaining terms of the agreements through the fourth quarter of 2024. During the three months ended March 31, 2024, the Company recorded $491,720 in interest expense pertaining to these advances.

Other

The Company has outstanding merchant advances with Shopify Capital. During the three months ended March 31, 2024, the Company made repayments totaling $66,042. As of March 31, 2024, the remaining principal outstanding was $83,856. These advances are, for the most part, secured by expected future sales transactions of the Company with expected payments on a daily basis.

The Company also has outstanding merchant advances with Gynger, Inc. As of March 31, 2024, the remaining principal outstanding was $273,188. As of the issuance date of the unaudited condensed consolidated financial statements, the two parties are working on extensions and/or potential settlement outcomes.

Promissory Note Payable

As of March 31, 2024 and December 31, 2023, the outstanding principal on the note to the sellers of Bailey was $3,500,000. On July 5, 2023, the parties agreed to extend the maturity date to June 30, 2024.

Interest expense was $105,000 and $105,000 for the three months ended March 31, 2024 and 2023, respectively, which was accrued and unpaid as of March 31, 2024.

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

The parties are currently working on an extension to the Maturity Date and have acknowledged that the default provisions have not been triggered. It is expected that the March 2023 Notes will be fully repaid by the end of the second quarter of 2024. In connection with the amendments, the Company increased the principal owed on the March 2023 Notes to $519,222, with a corresponding increase to unamortized debt discount. During the three months ended March 31, 2024, the Company amortized debt discount pertaining to these notes of $173,074.

The following is a summary of promissory notes payable, net:

	March 31,	December 31,
	2024	2023
Bailey Note	$3,500,000	$3,500,000
March 2023 Notes – principal	1,730,740	1,730,740
March 2023 Notes - unamortized debt discount	(173,074)	(346,148)
Promissory note payable, net	$5,057,666	$4,884,592

NOTE 7: STOCKHOLDERS’ DEFICIT

Amendments to Certificate of Incorporation

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

Common Stock

The Company had 1,000,000,000 shares of common stock, $0.0001 par value per share, authorized as of March 31, 2024.

Common stockholders have voting rights of one vote per share. The voting, dividend, and liquidation rights of the holders of common stock are subject to and qualified by the rights, powers, and preferences of preferred stockholders.

2024 Transactions

During the three months ended March 31, 2024, the Company issued 444,909 shares of common stock pursuant to an At-The-Market Offering Agreement for an at-the-market offering (the “ATM Agreement”) with H.C. Wainwright & Co., LLC, as sales agent (“Wainwright”). The Company received net proceeds of $1,736,206 pursuant to the ATM Agreement.

During the three months ended March 31, 2024, the Company issued an aggregate of 68,583 shares of common stock pursuant to services and conversion of accounts payable totaling a fair value of $224,265.

In February 2024, the Company issued an aggregate of 52,994 shares of common stock to a marketing vendor for services. The fair value of $173,290, or $3.27 per share as determined by the agreements, was included in sales and marketing expenses in the consolidated statements of operations.

In December 2023, the Company issued an aggregate of 15,589 shares of common stock to a vendor as conversion of accounts payable for a total value of $50,975.

During the three months ended March 31, 2024, 1,547 shares of Series C Convertible Preferred Stock were converted into 86,306 shares of common stock.

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

As of March 31, 2024 and December 31, 2023, there were 6,300 shares of Series A Convertible Preferred Stock issued and outstanding.

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

In October 2023, 975 shares of Series C Convertible Preferred Stock were converted into 54,394 shares of common stock.

During the three months ended March 31, 2024, 1,547 shares of Series C Convertible Preferred Stock were converted into 86,306 shares of common stock.

NOTE 8: RELATED PARTY TRANSACTIONS

As of March 31, 2024 and December 31, 2023, amounts due to related parties were $398,779 and $400,012, respectively. The advances are unsecured, non-interest bearing and due on demand. Amounts due to related parties consist of current and former executives, and a board member. The related party balances are with a former officer, current director and the Chief Executive Officer.

NOTE 9: SHARE-BASED PAYMENTS

Common Stock Warrants

A summary of information related to common stock warrants for the three months ended Mach 31, 2024 is as follows:

	Common	Weighted
	Stock	Average
	Warrants	Exercise Price
Outstanding - December 31, 2023	1,180,220	$25.40
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding - March 31, 2024	1,180,220	$25.40

Exercisable at December 31, 2023	1,180,220	$25.40
Exercisable at March 31, 2024	1,180,220	$25.40

Stock Options

As of March 31, 2024 and December 31, 2023, the Company had 1,558 stock options outstanding with a weighted average exercise price of $9,050 per share.

Stock-based compensation expense of $100,299 and $105,594 was recognized for the three months ended March 31, 2024 and 2023, respectively. During the three months ended March 31, 2024 and 2023, $14,399 and $14,399, respectively, was recorded to sales and marketing expense, and all other stock compensation was included in general and administrative expense in the condensed consolidated statements of operations. Total unrecognized compensation cost related to non-vested stock option awards as of March 31, 2024 amounted to $69,103 and will be recognized over a weighted average period of 0.31 years.

NOTE 10: LEASE OBLIGATIONS

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

The following is a summary of operating lease assets and liabilities:

	March 31,	December 31,
Operating leases	2024	2023

Assets
ROU operating lease assets	$465,069	$689,688

Liabilities
Current portion of operating lease	1,073,389	1,210,814
Total operating lease liabilities	$1,073,389	$1,210,814

Operating leases	March 31, 2024	December 31, 2023

Weighted average remaining lease term (years)	0.75	1.00
Weighted average discount rate	10.00%	10.00%

March 31, 2024
Future minimum payments - 2024	$1,110,730
Less imputed interest	-37,341
Total lease obligations	$1,073,389

NOTE 11: CONTINGENCIES

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

In August 2020 and March 2021, two lawsuits were filed against Bailey’s by third parties related to prior services rendered. The claims (including fines, fees, and legal expenses) total an aggregate of $96,900. Both matters were settled in February 2022 and are on payment plans which will be paid off in the second quarter of 2024.

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

All claims above, to the extent management believes it will be liable, have been included in accounts payable and accrued expenses and other liabilities in the accompanying consolidated balance sheet as of March 31, 2024.

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

NOTE 12: INCOME TAXES

The Company has historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. The Company has used a discrete effective tax rate method to calculate taxes for the fiscal three month periods ended March 31, 2024. The Company determined that since small changes in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate for the fiscal three month period ended March 31, 2024.

The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. The Company assessed the need for a valuation allowance against its net deferred tax assets and determined a full valuation allowance is required due, cumulative losses through March 31, 2024, and no history of generating taxable income.

NOTE 13: SUBSEQUENT EVENTS

Target Capital Convertible Promissory Note

On April 30, 2024 (the “Issue Date”), the Company issued a convertible promissory note in the original principal amount of $250,000 (the “Note”) to Target Capital 1 LLC, an Arizona limited liability company (the “Note Holder”), with a maturity date of April 30, 2025 (the “Maturity Date”). Pursuant to the terms of the Note, the Company agreed to pay the principal sum and a one-time interest charge of $50,000 to the Note Holder. The Note Holder may convert the Note into the Company’s common stock, par value of $0.0001 per share (the “Common Stock”), at any time at a price of $3.50 per share, subject to beneficial ownership limitations contained in the Note. The Company will issue 50,000 shares of restricted Common Stock (the “Commitment Shares”) to the Note Holder within ten (10) calendar days after the Issue Date, as a commitment fee. If this Note is not repaid in cash or converted into Common Stock by October 31, 2024 (the “Trigger Date”), then the Company shall issue an additional 50,000 shares of restricted Common Stock to the Holder within ten (10) calendar days after the Trigger Date. The Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of covenants.

Securities Purchase Agreement

On or about August 31, 2023, the Company entered into a securities purchase agreement with an accredited investor (the “Investor”), pursuant to which the Company issued on September 5, 2023 those certain Series A warrants to purchase 513,875 shares of Common Stock and Series B warrants to purchase 513,875 shares of Common Stock (collectively, the “Existing Warrants”), amongst other securities.

On May 3, 2024, the Company entered into that certain inducement offer to exercise common stock purchase warrants with the Investor (the “Inducement Agreement”), pursuant to which (i) the Company agreed to lower the exercise price of the Existing Warrants to $3.13 per share and (ii) the Investor agreed to exercise the Existing Warrants into 1,027,750 shares of Common Stock (the “Exercise Shares”) by payment of the aggregate exercise price of $3,216,857.50 (gross proceeds before expenses, including but not limited to fees to H.C. Wainwright & Co., LLC (the “Placement Agent”), the exclusive placement agent in connection therewith). The closing occurred on May 7, 2024 (the “Closing Date”). The Exercise Shares were issued in accordance with the beneficial ownership limitations in the Inducement Agreement. From May 3, 2024 until sixty (60) days after the Closing Date, subject to certain exception, neither the Company nor any subsidiary of the Company shall (i) issue, enter into any agreement to issue or announce the issuance or proposed issuance of any Common Stock or Common Stock equivalents (subject to customary carve outs for certain exempt issuances) or (ii) file any registration statement or any amendment or supplement to any existing registration statement. The Inducement Agreement also contains customary representations, warranties, closing conditions, and restrictive covenants.

Pursuant to the Inducement Agreement, the Company issued to the Investor a new unregistered Series A-1 common share purchase warrant to purchase up to 1,027,750 shares of Common Stock (“Series A-1 Warrant”) and Series B-1 common share purchase warrant to purchase up to 1,027,750 shares of Common Stock (“Series B-1 Warrant”, and collectively with the Series A-1 Warrant, the “New Warrants”) pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (“Securities Act”), each at an initial exercise price equal to $2.88 per share of Common Stock. The Series A-1 Warrant are exercisable immediately upon issuance and expires five and one-half (5.5) years following the issuance date and the Series B-1 Warrant are exercisable immediately upon issuance and expires fifteen (15) months following the issuance date. The Company is required to file a registration statement (the “Resale Registration Statement”) within 30 calendar days of the date of the Inducement Agreement providing for the resale of the Common Stock underlying the New Warrants (the “New Warrant Shares”) by the Investor. The Company shall use commercially reasonable efforts to cause the Resale Registration Statement to become effective within 60 calendar days following the date of the Inducement Agreement and shall use commercially reasonable efforts to keep the Resale Registration Statement effective at all times until no holder owns any New Warrants or New Warrant Shares.

Pursuant to that certain engagement letter entered into by the Company and the Placement Agent, as amended, the Company paid the Placement Agent (i) an aggregate cash fee equal to 7.5% of the gross proceeds from the exercise of the Existing Warrants and (ii) a management fee equal to 1.0% of the gross proceeds from the exercise of the Existing Warrants. The Company also paid to the Placement Agent $50,000 for non-accountable expenses and $15,950 for its clearing fee. In connection with the closing, the Company also issued to the Placement Agent, or its designees, a common stock purchase warrant for the purchase of up to 77,081 shares of Common Stock (the “PA Warrants”) pursuant to Section 4(a)(2) of the Securities Act. The PA Warrants have the same terms as the Series A-1 Warrants, except that the PA Warrants have an exercise price of $3.9125 per share.

Additionally, upon exercise, if any, of the New Warrants for cash, the Company shall pay the Placement Agent, (i) a cash fee of 7.5% of the aggregate gross exercise price paid in cash with respect thereto and (ii) a management fee of 1.0% of the aggregate gross exercise price paid in cash with respect thereto. In addition, upon any exercise for cash of the New Warrants, the Company shall issue to Placement Agent or its designees, warrants to purchase the number of shares of Common Stock equal to 7.5% of the aggregate number of shares of Common Stock underlying such New Warrants that have been exercised.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the historical financial statements of the relevant entities and the pro forma financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.”

Unless otherwise indicated by the context, references to “DBG” refer to Digital Brands Group, Inc. solely, and references to the “Company,” “our,” “we,” “us” and similar terms refer to Digital Brands Group, Inc., together with its wholly-owned subsidiaries Bailey 44, LLC (“Bailey”), MOSBEST, LLC (“Stateside”) and Sunnyside (“Sundry”).

Some of the statements contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. The following information and any forward-looking statements should be considered in light of factors discussed elsewhere in this Quarterly Report on Form 10-Q, particularly including those risks identified in Part II-Item 1A “Risk Factors” and our other filings with the Securities and Exchange Commission (the “SEC”).

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

Business Overview

Recent Developments

Retail Store

We entered into a retail store sublease for approximately 3.5 years at the Simon Premium Outlet in Allen, TX, a suburb of Dallas. We opened the store in mid April 2024. We expect the store to generate meaningful cash flow as we already have excess product that we can sell, which means we will not have to use cash to create inventory for sale. We expect the store to generate over $1.5 million in annual revenue and over $500,000 in free cash flow on an annual basis.

Nasdaq Listing

On May 23, 2023, The Nasdaq Stock Market LLC (“Nasdaq”) notified the Company that it had determined to delist the Company’s shares as the Company no longer satisfied the $35,000,000 market value of listed securities requirement, or the alternative $2,500,000 stockholders’ equity requirement, as set forth in Listing Rule 5550(b) (the “Equity Rule”), for continued listing on The Nasdaq Capital Market. On May 30, 2023, the Company requested a hearing before a Nasdaq Hearings Panel (the “Panel”). On June 28, 2023, Nasdaq issued an additional delist determination based upon the Company’s non-compliance with the minimum bid price requirement. The hearing was held on July 13, 2023, and by decision dated July 27, 2023, the Panel granted the Company’s request for an extension to evidence compliance with all applicable continued listing criteria, through September 15, 2023.

On September 20, 2023, the Company was formally notified by Nasdaq that it had evidenced full compliance with all requirements for continued listing on The Nasdaq Capital Market, including the bid price requirement and the Equity Rule.

The Company remained subject to a “Panel Monitor” as that term is defined under Nasdaq Listing Rule 5815(d)(4)(A), through September 20, 2024. Under the terms of the Panel Monitor, in the event the Company fails to satisfy any requirement for continued listing on The Nasdaq Capital Market during the monitoring period, the Company will be required to request a hearing before the Panel in order to maintain its listing rather than taking the interim step of submitting a compliance plan for the Listing Qualifications Staff’s review or receiving any otherwise applicable grace period.

In the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 15, 2024, the Company reported stockholders’ equity of $1,602,592 and, therefore, no longer complied with the Equity Rule. On April 22, 2024, Nasdaq notified the Company that, given the Panel Monitor, unless the Company timely requests a hearing before a Panel, the Company’s securities would be subject to delisting from Nasdaq. The Company timely requested a hearing before the Panel. The hearing request automatically stayed any suspension or delisting action pending the hearing and the expiration of any additional extension period granted by the Panel following the hearing. In that regard, pursuant to the Listing Rules, the Panel has the authority to grant an additional extension period not to exceed October 21, 2024.

Notwithstanding the foregoing, there can be no assurance that the Panel will grant the Company a further extension or that the Company will ultimately regain compliance with all applicable requirements for continued listing.

Target Capital Convertible Promissory Note

On April 30, 2024 (the “Issue Date”), the Company issued a convertible promissory note in the original principal amount of $250,000 (the “Note”) to Target Capital 1 LLC, an Arizona limited liability company (the “Note Holder”), with a maturity date of April 30, 2025 (the “Maturity Date”). Pursuant to the terms of the Note, the Company agreed to pay the principal sum and a one-time interest charge of $50,000 to the Note Holder. The Note Holder may convert the Note into the Company’s common stock, par value of $0.0001 per share (the “Common Stock”), at any time at a price of $3.50 per share, subject to beneficial ownership limitations contained in the Note. The Company agreed to issue 50,000 shares of restricted Common Stock (the “Commitment Shares”) to the Note Holder within ten (10) calendar days after the Issue Date, as a commitment fee. If this Note is not repaid in cash or converted into Common Stock by October 31, 2024 (the “Trigger Date”), then the Company shall issue an additional 50,000 shares of restricted Common Stock to the Holder within ten (10) calendar days after the Trigger Date. The Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of covenants.

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

● Increased transit time via sea or air, which have increased by two weeks to two months; and

● Increased labor costs for producing the finished goods, which have increased 5% to 25% depending on the country and the labor skill required to produce the goods. We have been able to pass along some of these increased costs and also offset some of these increased costs with higher gross margin online revenue

Seasonality

Our quarterly operating results vary due to the seasonality of our individual brands and are historically stronger in the second half of the calendar year.

Substantial Indebtedness

As of March 31, 2024, we had an aggregate principal amount of debt outstanding of approximately $9.1 million. We believe this is an amount of indebtedness which may be considered significant for a company of our size and current revenue base. Our substantial debt could have important consequences to us. For example, it could:

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

Components of Our Results of Operations

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

Interest Expense

Interest expense consists primarily of interest related to our debt outstanding to promissory notes, convertible debt, and other interest bearing liabilities

Results of Operations

Three Months Ended March 31, 2024 compared to Three Months Ended March 31, 2023

The following table presents our results of operations for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
	2024	2023
Net revenues	$3,576,587	$4,439,508
Cost of net revenues	1,885,851	2,420,194
Gross profit	1,720,736	2,019,314
General and administrative	971,732	4,460,462
Sales and marketing	708,150	977,154
Other operating expenses	265,499	270,185
Operating loss	(224,645)	(3,688,487)
Other expenses	(459,090)	(2,543,587)
Loss before provision for income taxes	(683,735)	(2,543,587)
Provision for income taxes	-	-
Net loss	$(683,735)	$(6,136,349)

Net Revenues

Revenues decreased by $0.8 million to $3.6 million for the three months ended March 31, 2024, compared to $4.4 million in the corresponding fiscal period in 2023. The decrease was primarily due to a delay in wholesale shipments in April 2024.

Gross Profit

Our gross profit decreased by $0.3 million for the three months ended March 31, 2024 to $1.7 million from a gross profit of $2.0 million for the corresponding fiscal period in 2023. The decrease in gross margin was primarily attributable to a decrease in sales.

Our gross margin was 48.1% for three months ended March 31, 2024, compared to 45.5% for the three months ended March 31, 2023. The increase in gross margin was primarily attributable to the ability to leverage fixed costs across all brands.

Operating Expenses

Our operating expenses decreased by $3.7 million for the three months ended March 31, 2024 to $1.9 million compared to $5.7 million for the corresponding fiscal period in 2023. General and administrative expenses decreased by $3.5 million, and sales and marketing expenses decreased by $0.3 million. The deceases were primarily due to cost cutting measures and synergies from the Sundry acquisition including the elimination of its warehouse, office, fulfillment and redundancies in headcount.

Other Income (Expenses)

Other income (expense) was $0.04 million and $(0.67) million for the three months ended March 31, 2024 and 2023, respectively. In 2023, the Company had $0.7 million in other expense because of loss on extinguishment of debt. The Company had less notes outstanding in 2024 and therefore less amortization of debt discount.

Net Loss from Continuing Operations

Our net loss from continuing operations decreased by $5.5 million to a net loss from continuing operations of $0.7 million for the three months ended March 31, 2024 compared to a net loss from continuing operations of $6.2 million for the corresponding fiscal period in 2023, primarily due to lower other expenses and operating expenses in 2024.

Liquidity and Capital Resources

Each of DBG, Bailey, Stateside and Sundry has historically satisfied our liquidity needs and funded operations with borrowings, capital raises and internally generated cash flow, Changes in working capital, most notably accounts receivable, are driven primarily by levels of business activity. Historically each of DBG, Bailey, Stateside and Sundry has maintained credit line facilities to support such working capital needs and makes repayments on that facility with excess cash flow from operations.

As of March 31, 2024, we had cash of $0.1 million, but we had a working capital deficit of $15 million. The Company requires significant capital to meet its obligations as they become due. These factors raise substantial doubt about our Company’s ability to continue as a going concern. Throughout the next twelve months, the Company intends to fund its operations primarily from the funds raised through the equity line of credit agreement. The Company may pursue secondary offerings or debt financings to provide working capital and satisfy debt obligations. There can be no assurance as to the availability or terms upon which such financing and capital might be available in the future. If the Company is unable to secure additional funding, it may be forced to curtail or suspend its business plans.

Cash Flow Activities

The following table presents selected captions from our condensed statement of cash flows for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
	2024	2023
Net cash provided by operating activities:
Net loss	$(683,735)	$(6,136,349)
Non-cash adjustments	$1,721,397	$3,774,961
Change in operating assets and liabilities	$(2,278,203)	$668,867
Net cash used in operating activities	$(1,240,541)	$(1,692,520)
Net cash (used in) provided by investing activities	$(13,785)	$87,379
Net cash provided by financing activities	$1,244,883	$2,291,109
Net change in cash	$(9,443)	$685,968

Cash Flows Used In Operating Activities

Our cash used in operating activities decreased by $0.5 million to cash used of $1.2 million for the three months ended March 31, 2024, as compared to cash used of $1.7 million for the corresponding fiscal period in 2023. The increase in net cash used in operating activities was primarily driven by a lower net loss in 2024, partially offset by changes in our operating assets and liabilities,

Cash Flows Provided By Investing Activities

Our cash provided by investing activities was $13,785 in the three months ended March 31, 2024, primarily due to purchase of property, equipment and software.

Our cash provided by investing activities was $87,379 in 2023 due to return of deposits.

Cash Flows Provided by Financing Activities

Cash provided by financing activities was $1.2 million for the three months ended March 31, 2024. Cash inflows included $1.7 million in net proceeds from the issuance from the common stock for cash. Cash outflows are primarily due to $0.5 million in repayments of notes of $0.5 million.

Cash provided by financing activities was $2.3 million for the three months ended March 31, 2023. Cash inflows included $4.3 million in net proceeds from the January Private Transaction, $3.5 million in proceeds from loans and promissory notes and $0.2 million in advances from the factor.

Contractual Obligations and Commitments

As of March 31, 2024, we had $9.1 million in outstanding principal on debt, primarily our promissory notes due to the Bailey44 Sellers, the March 2023 Notes, PPP and merchant advances. Aside from our remaining non-current SBA obligations, all outstanding loans have maturity dates through 2024.

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

Emerging Growth Company Status

We are an emerging growth company as that term is used in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and, as such, have elected to comply with certain reduced public company reporting requirements.

Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may, therefore, not be comparable to those of companies that comply with such new or revised accounting standards.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, who serve as our principal executive officer and principal financial and accounting officer, respectively, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. In making this evaluation, our management considered the material weakness in our internal control over financial reporting described below. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of such date.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In August 2020 and March 2021, two lawsuits were filed against Bailey’s by third parties related to prior services rendered. The claims (including fines, fees, and legal expenses) total an aggregate of $96,900. Both matters were settled in February 2022 and are on payment plans which will be paid off in the second quarter of 2024.

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

All claims above, to the extent management believes it will be liable, have been included in accounts payable and accrued expenses and other liabilities in the accompanying consolidated balance sheet as of March 31, 2024.

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

ITEM 1A. RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

(a) None.

(b) There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the Company last provided disclosure in response to the requirements of Item 407(c)(3) of Regulation S-K.

(c) During the quarter ended March 31, 2024, no director or officer of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

ITEM 6. EXHIBITS

Exhibit Number	Description
4.1	Form of Series A-1 Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 7, 2024).
4.2	Form of Series B-1 Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 7, 2024).
4.3	Form of Placement Agent Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 7, 2024).
10.1	30% OID Promissory Note, dated October 1, 2023, issued by Digital Brands Group, Inc. in favor of Erinn Thomas-Mackey (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023).
10.2	30% OID Promissory Note, dated October 1, 2023, issued by Digital Brands Group, Inc. in favor of Gary Carr (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023).
10.3	30% OID Promissory Note, dated October 1, 2023, issued by Digital Brands Group, Inc. in favor of Mohsen Khorassani (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023).
10.4	30% OID Promissory Note, dated October 1, 2023, issued by Digital Brands Group, Inc. in favor of 622 Capital, LLC (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023).
10.5	30% OID Promissory Note, dated October 1, 2023, issued by Digital Brands Group, Inc. in favor of Dragon Dynamic Catalytic Bridge Sac Fund (incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023).
10.6	Convertible Promissory Note, dated as of April 30, 2024, by and between Digital Brands Group, Inc. and Target Capital 1 LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 3, 2024).
10.7	Form of Inducement Offer to Exercise Common Stock Purchase Warrants, dated as of May 3, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 7, 2024).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a)
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a)
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350
101.INS*	Inline XBRL Instance
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation
101.LAB*	Inline XBRL Taxonomy Extension Labels
101.PRE*	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith

# Indicates management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL BRANDS GROUP, INC.

May 20, 2024	By:	/s/ John Hilburn Davis, IV
John Hilburn Davis, IV, Chief Executive Officer

May 20, 2024	By:	/s/ Reid Yeoman
Reid Yeoman, Chief Financial Officer

