Form 10-K/A
period 2023-12-31
Digital Brands Group, Inc.
filed 2024-06-03
CIK 1668010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Documents Incorporated by Reference: None.

Explanatory Note

On April 15, 2024, Digital Brands Group, Inc. (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Original Filing”), with the Securities and Exchange Commission (“SEC”). This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) is being filed to correct the Company’s previously issued consolidated statement of operations and related financial information for the fiscal year ended December 31, 2022 contained in the Original Filing. This corrected consolidated statement of operations was previously reported in Form S-1 on September 18, 2023.

As previously disclosed, on June 21, 2023, the Company and the former owners of Harper & Jones, LLC (“H&J”) executed a Settlement Agreement and Release (the “Settlement Agreement”) whereby contemporaneously with the parties’ execution of the Settlement Agreement (i) the Company agreed to make an aggregate cash payment of $229,000 to D. Jones Tailored Collection, Ltd. (“D. Jones”), (ii) the Company issued 1,952,580 shares of common stock to D. Jones, and (iii) the Company assigned and transferred 100% of the Company’s membership interest in H&J to D. Jones. This transaction is known as the “H&J Settlement.”

The H&J Settlement was accounted for a business disposition in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification 810-40-40-3A. As of June 21, 2023, the Company no longer consolidated the assets, liabilities, revenues and expenses of H&J. Accordingly, certain prior year accounts have been reclassified to conform with current year presentation regarding income (loss) from discontinued operations. H&J’s assets and liabilities as of December 31, 2022 have also been reclassified on the Company’s consolidated balance sheet.

The retrospective adjustments to account of the discontinued operations classification of H&J had the following impacts: (i) revenue decreased from $14.0 million to $10.3 million, (ii) gross profit decreased from $5.9 million to $3.5 million, (iii) operating expenses decreased from $38.0 million to $24.8 million, (iv) loss from continuing operations decreased from $38.0 million to $2.1 million, and (v) loss from discontinued operations increased from $0.0 million to $10.9 million. Net loss of $38.0 million was unaffected by the adjustments. See Note 5 to the Company’s consolidated financial statements included herein.

●	Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; and
●	Part II — Item 8. Financial Statements.

In addition, Part IV – Item 15. Exhibits and Financial Statement Schedules has been amended to provide (i) certifications of the Company’s principal executive officer and principal financial officer dated as of the date of this Amendment No. 1, (ii) consents of the Company’s independent auditors for the fiscal years ended December 31, 2023 and 2022, respectively, and (iii) a description of the capital stock of the Company.

Amendment No. 1 speaks as of the filing date of the Original Filing, and does not reflect events that may have occurred subsequent to the filing date of the Original Filing. Except as described above, no other changes have been made to the Original Filing. Amendment No. 1 should be read in conjunction with the Original Filing and the Company’s other filings with the SEC. The filing of this Amendment No. 1 is not an admission that the Original Filing, when filed, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

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

We merged over half of the technology contracts and operating systems contracts from two brands into one brand contract at significant savings. We also eliminated our office space and rent and moved everyone into the Bailey office space. Finally, we eliminated DSTLD’s third- party logistics company and started using Bailey’s internal logistics. This resulted in an increase in our operating expenses in absolute dollars as there were now two brands versus one brand. However, the operating expenses as a percentage of pre-COVID revenue declined meaningfully and as we increase revenue for each brand, we expect to experience higher margins.

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

Results of Operations

Year ended December 31, 2023 compared to year ended December 31, 2022

The following table presents our results of operations for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Net revenues	$14,916,422	$10,333,558
Cost of net revenues	8,372,642	6,789,314
Gross profit	6,543,780	3,544,244
General and administrative	14,299,389	14,067,681
Sales and marketing	4,035,835	4,018,985
Other operating expenses	(9,696,132)	6,678,966
Loss from operations	(2,095,312)	(21,221,389)
Other expenses	(6,221,284)	(5,893,330)
Loss before provision for income taxes	(8,316,596)	(27,114,719)
Provision for income taxes	(368,034)	—
Net loss from continuing operations	(8,684,630)	(27,114,719)
(Loss) income from discontinued operations, net of tax	(1,562,503)	(10,928,643)
Net loss	$(10,247,133)	$(38,043,362)

Net Revenues

Net revenues increased by $4.6 million to $14.9 million for the year ended December 31, 2023, compared to $10.3 million in the corresponding fiscal period in 2022. The increase was primarily due to full results in 2023 pertaining to the acquisition of Sundry in December 2022.

Gross Profit

Our gross profit increased by $3.0 million for the year ended December 31, 2023 to $6.5 million from $3.5 million for the corresponding fiscal period in 2022. The increase in gross margin was primarily attributable to increased revenue in 2023 and the gross profit achieved by Sundry since the acquisition.

Our gross margin was 43.9% for the year ended December 31, 2023 compared to 34.3% for year ended December 31, 2022. The increase in gross margin was due to a shift in sales mix towards e-commerce, led by the Sundry business, which is able to achieve higher margins than wholesale.

General and Administrative Expenses

General and administrative expenses decreased by $0.2 million for the year ended December 31, 2023 to $14.3 million compared to $14.1 million in 2022. The decrease in general and administrative expenses was primarily due to lower consulting and professional fees, as well as other cost cutting measures across our company, as all brands achieved operational synergies in 2023.

General and administrative expenses as a percentage of revenue was 95% in 2023 as compared to 136% in 2022.

Sales and Marketing Expenses

Sales and marketing expenses was $4.0 million for both years ended December 31, 2023 and 2022. Sales and marketing expenses as a percentage of revenue was 27% in 2023 as compared to 39% in 2022.

Other Operating Expenses

Other operating expenses included distribution expenses, impairment and change in fair value of contingent consideration. Other operating expenses represented a gain of $9.7 million in 2023 as compared to $0.6 million in 2022, a decrease in expenses of $11.3 million. In 2022, there were $5.5 million in impairment charges on Bailey’s goodwill and intangible assets. In 2023, the Company recorded a $10.7 million increase in the change in fair value of contingent consideration pertaining to the Norwest waiver for Bailey.

Other Expenses

Other expenses increased by $0.3 million to $6.2 million in the year ended December 31, 2023 compared to $5.9 million in the corresponding fiscal period in 2022. The increase in other expenses in 2023 was primarily due to $1.4 million on loss on extinguishment of debt in 2023 and the change in fair value of derivative liability, partially offset by PPP forgiveness.

Net Loss from Continuing Operations

Our net loss from continuing operations decreased by $18.4 million to a loss of $8.7 million for the year ended December 31, 2023 compared to a loss of $27.1 million for the corresponding fiscal period in 2022 primarily due to the impairment, change in fair value of contingent consideration and higher gross profit.

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

Cash Flow Activities

The following table presents selected captions from our condensed statement of cash flows for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Net loss	$(10,247,133)	$(38,043,362)
Non-cash adjustments	$1,364,216	$23,441,875
Change in operating assets and liabilities	$2,869,975	$3,833,781
Net cash used in operating activities	$(6,012,942)	$(10,767,706)
Net cash provided by investing activities	$88,819	$(7,369,137)
Net cash provided by financing activities	$4,661,614	$18,896,664
Net change in cash	$(1,254,843)	$759,820

Cash Flows Used In Operating Activities

Our cash used in operating activities decreased by $4.8 million to $6.0 million to cash used for the year ended December 31, 2023 as compared to cash used of $10.8 million for the corresponding fiscal period in 2022. The decrease in net cash used in operating activities was primarily driven by a lower net loss in 2023, partially offset by a decrease in non-cash adjustments of $22.1 million and more cash provided by changes in our operating assets and liabilities in 2022.

Cash Flows Used in Investing Activities

Our cash provided by investing activities was $0.1 million in the year ended December 31, 2023 as compared to cash used of $7.4 million for the corresponding fiscal period in 2022. Cash provided in 2023 was primarily due to a reduction of deposits, partially offset by purchase of property.

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

2.5	Membership Interest Purchase Agreement, dated August 30, 2021, by and between Moise Emquies and Digital Brands Group, Inc. (incorporated by reference to Exhibit 2.5 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).
2.6	Membership Interest Purchase Agreement, dated January 18, 2022, by and among Moise Emquies, George Levy, Matthieu Leblan and Carol Ann Emquies, Sunnyside, LLC, and George Levy as the Sellers’ representative (incorporated by reference to Exhibit 1.1 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on January 20, 2022).
2.7	Amended and Restated Membership Interest Purchase Agreement, dated June 17, 2022, by and among Digital Brands Group, Inc. and Moise Emquies, George Levy, Matthieu Leblan and Carol Ann Emquies (incorporated by reference to Exhibit 2.1 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on June 23, 2022).
2.8	Second Amended and Restated Membership Interest Purchase Agreement, dated October 13, 2022, by and among Digital Brands Group, Inc. and Moise Emquies, George Levy, Matthieu Leblan and Carol Ann Emquies (incorporated by reference to Exhibit 2.1 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on October 18, 2022).
3.1	Sixth Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.3 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).
3.2	Certificate of Designation of Series A Preferred Stock, dated August 31, 2022 (incorporated by reference to Exhibit 3.1 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on August 31, 2022).
3.3	Certificate of Designation of Series A Convertible Preferred Stock, dated September 29, 2022 (incorporated by reference to Exhibit 3.1 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on October 5, 2022).
3.4	Certificate of Correction of Series A Convertible Preferred Stock, dated October 3, 2022 (incorporated by reference to Exhibit 3.2 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on October 5, 2022).
3.5	Certificate of Amendment of Certificate of Incorporation of Digital Brands Group, Inc. dated October 13, 2022 (incorporated by reference to Exhibit 3.1 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on October 18, 2022).
3.6	Certificate of Amendment of Certificate of Incorporation of Digital Brands Group, Inc. dated October 21, 2022 (incorporated by reference to Exhibit 3.1 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on October 26, 2022).
3.7	Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.5 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).
3.8	Amendment No. 1 to the Amended and Restated Bylaws of Digital Brands Group, Inc., as amended (incorporated by reference to Exhibit 3.1 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on August 12, 2022).
3.9	Amendment No. 2 to the Amended and Restated Bylaws of Digital Brands Group, Inc., as amended (incorporated by reference to Exhibit 3.2 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on August 31, 2022).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).
4.2	Warrant Agency Agreement, including Form of Warrant Certificate (incorporated by reference to Exhibit 10.1 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on May 18, 2021).

Exhibit Number	Description

4.3	Representative’s Warrant Agreement (incorporated by reference to Exhibit 4.1 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on May 18, 2021).
4.4	Form of Lender’s Warrants (incorporated by reference to Exhibit 4.4 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).
4.5	Form of Promissory Note, dated July 22, 2022, by Digital Brands Group, Inc. in favor each Investor (incorporated by reference to Exhibit 10.2 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on July 27, 2022).
4.6	Form of Warrant, dated July 22, 2022, by Digital Brands Group, Inc. in favor each Investor (incorporated by reference to Exhibit 10.3 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on July 27, 2022).
4.7	Form of Promissory Note, dated July 28, 2022, by Digital Brands Group, Inc. in favor the New Investor (incorporated by reference to Exhibit 10.2 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on August 2, 2022).
4.8	Form of Warrant, dated July 28, 2022, by Digital Brands Group, Inc. in favor the New Investor (incorporated by reference to Exhibit 10.3 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on August 2, 2022).
4.9	Form of Promissory Notes issued to each of the Sellers, Jenny Murphy and Elodie Crichi (incorporated by reference to Exhibit 10.1 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on October 18, 2022).
4.10	Registration Rights Agreement, dated August 30, 2021, by and between Digital Brands Group, Inc. and Moise Emquies (incorporated by reference to Exhibit 4.1 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on August 31, 2021).
4.11	Registration Rights Agreement, dated August 27, 2021, by and between Digital Brands Group, Inc. and Oasis Capital, LLC (Note) (incorporated by reference to Exhibit 4.2 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on August 31, 2021).
4.12	Registration Rights Agreement, dated August 27, 2021, by and between Digital Brands Group, Inc. and Oasis Capital, LLC (ELOC) (incorporated by reference to Exhibit 4.3 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on August 31, 2021).
4.13	Joinder and Amendment to Registration Rights Agreement, dated October 1, 2021, by and among Digital Brands Group, Inc., Oasis Capital, LLC and FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 4.2 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on October 6, 2021).
4.14	Amendment to Registration Rights Agreement, dated November 16, 2021, by and among Digital Brands Group, Inc., Oasis Capital, LLC and FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 4.2 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on November 19, 2021).
4.15	Registration Rights Agreement, dated April 8, 2022, by and among Digital Brands Group, Inc. and certain Investors (incorporated by reference to Exhibit 4.1 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on April 12, 2022).
4.16	Registration Rights Agreement, dated July 22, 2022, by and among Digital Brands Group, Inc. and certain Investors (incorporated by reference to Exhibit 4.1 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on July 27, 2022).
4.17	Registration Rights Agreement, dated September 29, 2022, by and among Digital Brands Group, Inc. and the Investor (incorporated by reference to Exhibit 4.1 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on October 5, 2022).
4.18	Underwriter’s Warrants issued to Alexander Capital L.P. on May 5, 2022 (incorporated by reference to Exhibit 4.1 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on May 10, 2022)
4.19	Underwriter’s Warrants issued to Revere Securities, LLC (incorporated by reference to Exhibit 4.2 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on May 10, 2022)
4.20	Form of Class B Warrant (incorporated by reference to Exhibit 4.27 to the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on November 29, 2022 (File no. 333-268213)).
4.21	Form of Class C Warrant (incorporated by reference to Exhibit 4.28 to the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on November 29, 2022 (File no. 333-268213)).
4.22	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.29 to the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on November 29, 2022 (File no. 333-268213)).
4.23	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.30 to the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on November 29, 2022 (File no. 333-268213)).
4.24	Registration Rights Agreement, dated December 29, 2022, by and among Digital Brands Group, Inc. and the Investors (incorporated by reference to Exhibit 4.1 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on January 4, 2023).

Exhibit Number	Description

4.25	Registration Rights Agreement, dated December 30, 2022, by and among Digital Brands Group, Inc. and Moise Emquies, George Levy, Matthieu Leblan and Carol Ann Emquies (incorporated by reference to Exhibit 4.1 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on January 4, 2023).
4.26	Form of Common Warrant (incorporated by reference to Exhibit 4.1 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on January 11, 2023).
4.27	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.2 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on January 11, 2023).
4.28	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.3 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on January 11, 2023).
4.29*	Description of Capital Stock.
10.1	Form of Indemnification Agreement between the Registrant and each of its directors and officers (incorporated by reference to Exhibit 10.1 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).
10.2#	Form of Option Agreement with each of John “Hil” Davis, Laura Dowling and Reid Yeoman (incorporated by reference to Exhibit 10.2 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).
10.3#	Form of Board of Directors Agreement, entered into by each of the Director Nominees (incorporated by reference to Exhibit 10.4 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).
10.4#	Consulting Agreement dated as of April 8, 2021 between Alchemy Advisory LLC and Digital Brands Group, Inc. (incorporated by reference to Exhibit 10.6 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).
10.5#	2013 Stock Plan (incorporated by reference to Exhibit 10.7 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).
10.6	Promissory Note, dated April 10, 2020, between Digital Brands Group (formally known as Denim.LA, Inc.) and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.16 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).
10.7	Loan dated June 25, 2020, between Digital Brands Group and The Small Business Administration, an Agency of the U.S. Government (incorporated by reference to Exhibit 10.17 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).
10.8	Promissory Note, dated April 5, 2020, between JPMorgan Chase Bank, N.A. and Bailey 44, LLC (incorporated by reference to Exhibit 10.18 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).
10.9	Lease Agreement between 850-860 South Los Angeles Street LLC and Bailey 44, LLC, dated April 27, 2016 (incorporated by reference to Exhibit 10.23 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).
10.10	Lease Agreement between 850-860 South Los Angeles Street LLC and Bailey 44, LLC, dated April 16, 2018 (incorporated by reference to Exhibit 10.24 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).
10.11	Lease Agreement among 45th Street, LLC, Sister Sam, LLC and Bailey 44, LLC dated January 17, 2013 (incorporated by reference to Exhibit 10.25 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).
10.12	Amendment to Lease Agreement among 45th Street, LLC, Sister Sam, LLC and Bailey 44, LLC dated February 20, 2018 (incorporated by reference to Exhibit 10.26 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).
10.13	Secured Promissory Note to Norwest Venture Partners XI, LP and Norwest Venture Partners XII, LP of Bailey 44, LLC (incorporated by reference to Exhibit 10.28 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).
10.14	Securities Purchase Agreement, dated August 27, 2021, by and between Digital Brands Group, Inc. and Oasis Capital, LLC (incorporated by reference to Exhibit 10.31 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).
10.15	Senior Secured Convertible Promissory Note, dated August 27, 2021, by Digital Brands Group, Inc. in favor of Oasis Capital, LLC (incorporated by reference to Exhibit 10.32 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).

Exhibit Number	Description

10.16	Equity Purchase Agreement, dated August 27, 2021, by and between Digital Brands Group, Inc. and Oasis Capital, LLC (incorporated by reference to Exhibit 10.33 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).
10.17	Amended and Restated Securities Purchase Agreement, dated October 1, 2021, by and among Digital Brands Group, Inc., Oasis Capital, LLC and FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.34 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).
10.18	Senior Secured Convertible Promissory Note, dated October 1, 2021, by Digital Brands Group, Inc. in favor of FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.35 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).
10.19	Security Agreement, dated August 27, 2021, by and between Digital Brands Group, Inc. and Oasis Capital, LLC (incorporated by reference to Exhibit 10.36 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).
10.20	Joinder and Amendment to Security Agreement, dated October 1, 2021, by and among Digital Brands Group, Inc., Oasis Capital, LLC and FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.37 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).
10.21	Securities Purchase Agreement, dated November 16, 2021, by and among Digital Brands Group, Inc., Oasis Capital, LLC and FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.40 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).
10.22	Senior Secured Convertible Promissory Note, dated November 16, 2021, by Digital Brands Group, Inc. in favor of FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.41 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).
10.23	Waiver by FirstFire Global Opportunities Fund, LLC, dated November 16, 2021 (incorporated by reference to Exhibit 10.42 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).
10.24	Waiver by Oasis Capital, LLC, dated November 16, 2021 (incorporated by reference to Exhibit 10.43 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).
10.25	Registration Rights Agreement, dated April 8, 2022, by among Digital Brands Group, Inc. and the Investors (incorporated by reference to Exhibit 4.1 of Digital Brands Group Inc.’s Current Report on Form 8-K, filed with the SEC on April 12, 2022).
10.26	Securities Purchase Agreement, dated April 8, 2022, by among Digital Brands Group, Inc. and the Investors (incorporated by reference to Exhibit 10.1 of Digital Brands Group Inc.’s Current Report on Form 8-K, filed with the SEC on April 12, 2022).
10.27	Form of Warrant, dated April 8, 2022, by Digital Brands Group, Inc. in favor of the Investors (incorporated by reference to Exhibit 10.3 of Digital Brands Group Inc.’s Current Report on Form 8-K, filed with the SEC on April 12, 2022).
10.28+	Agreement for the Purchase and Sale of Future Receipts, dated March 21, 2022, between Digital Brands Group, Inc. and Advantage Platform Services Inc. d/b/a Advantage Capital Funding (incorporated by reference to Exhibit 10.45 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333- 264347), filed with the SEC on May 5, 2022).
10.29+	Agreement for the Purchase and Sale of Future Receipts, dated March 29, 2022, between Digital Brands Group, Inc. and Advantage Platform Services Inc. d/b/a Advantage Capital Funding (incorporated by reference to Exhibit 10.46 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333- 264347), filed with the SEC on May 5, 2022).
10.30	First Amendment to Securities Purchase Agreement, dated July 28, 2022, by and among Digital Brands Group, Inc. and certain Investors (incorporated by reference to Exhibit 10.1 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on August 2, 2022).
10.31	Securities Purchase Agreement, dated September 29, 2022, by and among Digital Brands Group, Inc. and the investor thereto (incorporated by reference to Exhibit 10.1 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on October 5, 2022).
10.32	Form of Securities Purchase Agreement, by and between Digital Brands Group, Inc. and the purchasers party thereto (incorporated by reference to Exhibit 10.38 to the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on November 29, 2022 (File no. 333-268213)).

Exhibit Number	Description

10.33	Securities Purchase Agreement, dated December 29, 2022, by and among Digital Brands Group, Inc. and the Investors (incorporated by reference to Exhibit 10.1 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on January 4, 2023).
10.34	Form of Promissory Note, dated December 29, 2022, by Digital Brands Group, Inc. in favor each Investor (incorporated by reference to Exhibit 10.2 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on January 4, 2023).
10.35	Form of Securities Purchase Agreement, dated as of January 11, 2023, by and among the Company and the purchasers party thereto (incorporated by reference to Exhibit 10.1 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on January 11, 2023).
10.36	Form of Registration Rights Agreement, dated as of January 11, 2023, by and among the Company and the purchasers party thereto (incorporated by reference to Exhibit 10.2 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on January 11, 2023).
10.37	Form of Warrant, dated December 29, 2022, by Digital Brands Group, Inc. in favor each Investor (incorporated by reference to Exhibit 10.3 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on January 4, 2023).
10.38	Form of Securities Purchase Agreement, dated April 7, 2023, by and among Digital Brands Group, Inc. and the Investors (incorporated by reference to Exhibit 10.1 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on April 13, 2023).
10.39	Form of Promissory Note, dated April 7, 2023, by Digital Brands Group, Inc. in favor each Investor (incorporated by reference to Exhibit 10.2 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on April 13, 2023).
10.40***	30% OID Promissory Note, dated October 1, 2023, issued by Digital Brands Group, Inc. in favor of Erinn Thomas-Mackey.
10.41***	30% OID Promissory Note, dated October 1, 2023, issued by Digital Brands Group, Inc. in favor of Gary Carr.
10.42***	30% OID Promissory Note, dated October 1, 2023, issued by Digital Brands Group, Inc. in favor of Mohsen Khorassani.
10.43***	30% OID Promissory Note, dated October 1, 2023, issued by Digital Brands Group, Inc. in favor of 622 Capital, LLC.
10.44***	30% OID Promissory Note, dated October 1, 2023, issued by Digital Brands Group, Inc. in favor of Dragon Dynamic Catalytic Bridge Sac Fund.
21.1	List of Subsidiaries of the Registrant. (incorporated by reference to Exhibit 21.1 of Digital Brands Group Inc.’s Registration Statement on Form S-1 (Reg. No. 333-269463), filed with the SEC on January 30, 2023).
23.1*	Consent of Macias Gini & O’Connell LLP.
23.2*	Consent of dbbmckennon.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a)
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a)
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350
101.INS*	Inline XBRL Instance
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation
101.LAB*	Inline XBRL Taxonomy Extension Labels
101.PRE*	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith

*** Previously filed with Annual Report on Form 10-K, as filed on April 15, 2024.

# Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL BRANDS GROUP, INC.

	By:	/s/ John Hilburn Davis IV
June 3, 2024	Name:	John Hilburn Davis IV
	Title:	President and Chief Executive Officer

Name	Position	Date

/s/ John Hilburn Davis IV	Director, President and Chief Executive Officer	June 3, 2024
John Hilburn Davis IV	(Principal Executive Officer)

/s/ Reid Yeoman	Chief Financial Officer	June 3, 2024
Reid Yeoman	(Principal Financial and Accounting Officer)

/s/ Mark T. Lynn	Director	June 3, 2024
Mark T. Lynn

/s/ Trevor Pettennude	Director	June 3, 2024
Trevor Pettennude

/s/ Jameeka Aaron Green	Director	June 3, 2024
Jameeka Aaron Green

/s/ Huong “Lucy” Doan	Director	June 3, 2024
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

Emphasis of Matter – Correction of Error

As described in Note 1 to the consolidated financial statements, the Company corrected its consolidated statement of operations for the year ended December 31, 2022 to properly reflect discontinued operations.

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

/s/ dbbmckennon (Firm No. 3501)

Newport Beach, California

April 17, 2023, except for the effects of the stock split and discontinued operations as described in Note 1 for which the date is August 24, 2023

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

DIGITAL BRANDS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2023	2022
		As Restated
Net revenues	$14,916,422	$10,333,558
Cost of net revenues	8,372,642	6,789,314
Gross profit	6,543,780	3,544,244
Operating expenses:
General and administrative	14,299,389	14,067,681
Sales and marketing	4,035,835	4,018,985
Distribution	1,002,343	611,569
Impairment	—	5,503,095
Change in fair value of contingent consideration	(10,698,475)	564,303
Total operating expenses	8,639,092	24,765,633
Loss from operations	(2,095,312)	(21,221,389)
Other (expense) income:
Interest expense	(5,517,118)	(8,961,410)
Other non-operating (expenses) income	(704,166)	3,068,080
Total other expense, net	(6,221,284)	(5,893,330)
Income tax benefit (provision)	(368,034)	—
Net loss from continuing operations	(8,684,630)	(27,114,719)
(Loss) income from discontinued operations, net of tax	(1,562,503)	(10,928,643)
Net loss	$(10,247,133)	$(38,043,362)

Weighted average common shares outstanding - basic and diluted	424,402	30,852
Net loss from continuing per common share - basic and diluted	$(20.46)	$(878.87)

See the accompanying notes to the consolidated financial statements.

DIGITAL BRANDS GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Series A Convertible		Series B		Series C Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balances at December 31, 2021	—	—	—	—	—	—	5,201	1	$58,614,172	$(65,703,954)	$(7,089,781)
Issuance of common stock in public offering	—	—	—	—	—	—	14,956	1	9,347,449	—	9,347,450
Issuance of common stock and exercise of pre-funded warrants in public offering	—	—	—	—	—	—	72,727	7	9,999,989	—	9,999,996
Offering costs	—	—	—	—	—	—	—	—	(2,921,646)	—	(2,921,646)
Common stock issued in connection with business combination	—	—	—	—	—	—	3,636	—	1,000,000	—	1,000,000
Common stock issued pursuant to consulting agreement	—	—	—	—	—	—	30	—	123,000	—	123,000
Warrant and common shares issued with notes	—	—	—	—	—	—	2,400	—	1,368,741	—	1,368,741
Conversion of notes and derivative liability into common stock	—	—	—	—	—	—	79,807	8	11,983,381	—	11,983,389
Conversion of venture debt into Series A convertible preferred stock	6,300	1	—	—	—	—	—	—	6,299,999	—	6,300,000
Stock-based compensation	—	—	—	—	—	—	—	—	479,038	—	479,038
Net loss	—	—	—	—	—	—	—	—	—	(38,043,362)	(38,043,362)
Balances at December 31, 2022	6,300	1	—	—	—	—	178,758	18	96,294,123	(103,747,316)	(7,453,174)
Issuance of common stock pursuant to private placement, net of offering costs	—	—	—	—	—	—	51,086	5	4,463,071	—	4,463,076
Shares and warrants issued with notes	—	—	—	—	—	—	4,400	—	658,494	—	658,494
Conversion of notes into preferred stock	—	—	—	—	5,761	1	—	—	5,759,177	—	5,759,177
Issuance of Series B preferred stock	—	—	1	—	—	—	—	—	25,000	—	25,000
Issuance of common stock pursuant to disposition	—	—	—	—	—	—	78,103	8	1,357,035	—	1,357,043
Cancellation of Series B preferred stock	—	—	(1)	—	—	—	—	—	(25,000)	—	(25,000)
Common stock issued for services	—	—	—	—	—	—	109,930	11	1,656,417	—	1,656,428
Exercise of warrants	—	—	—	—	—	—	123,814	12	1,167,554	—	1,167,566
Issuance of common stock pursuant to private placement, net of offering costs	—	—	—	—	—	—	513,875	51	3,832,254	—	3,832,305
Conversion of preference shares into common stock	—	—	—	—	(975)	—	54,394	5	(5)	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	408,810	—	408,810
Net loss	—	—	—	—	—	—	—	—	—	(10,247,133)	(10,247,133)
Balances at December 31, 2023	6,300	$1	—	—	4,786	$1	1,114,359	$110	$115,596,929	$(113,994,449)	$1,602,592

See the accompanying notes to the consolidated financial statements.

DIGITAL BRANDS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(10,247,133)	$(38,043,362)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,249,194	1,653,819
Amortization of loan discount and fees	3,937,007	6,506,384
Loss on extinguishment of debt	716,517	—
Loss on disposition of business	1,523,940	—
Stock-based compensation	408,810	602,038
Shares issued for services	1,656,428	—
Change in credit reserve	202,761	(118,840)
Change in fair value of contingent consideration	(10,698,475)	564,303
Deferred tax expense	368,034	—
Deferred offering costs	—	367,696
Fees incurred in connection with debt financings	—	568,149
Change in fair value of warrant liability	—	(18,223)
Change in fair value of derivative liability	—	(1,354,434)
Impairment of goodwill and intangible assets	—	5,503,095
Loss from discontinued operations, net of tax	—	10,928,643
Forgiveness of Payroll Protection Program	—	(1,760,755)
Changes in operating assets and liabilities:
Accounts receivable, net	497,771	(452,030)
Due from factor, net	144,755	655,708
Inventory	375,682	479,394
Prepaid expenses and other current assets	551,259	(445,798)
Accounts payable	1,900	892,120
Accrued expenses and other liabilities	1,047,430	1,631,512
Deferred revenue	(183,782)	—
Due to related parties		298,943
Accrued interest	434,958	984,358
Assets and liabilities of discontinued operations	—	(210,426)
Net cash used in operating activities	(6,012,942)	(10,767,706)
Cash flows from investing activities:
Cash acquired (consideration) pursuant to business combination	—	(7,247,303)
Purchase of property, equipment and software	(29,675)	(61,286)
Deposits	118,494	(60,548)
Net cash provided by (used in) investing activities	88,819	(7,369,137)
Cash flows from financing activities:
Repayments of elated party advances	(155,205)	—
Advances (repayments) from factor	154,073	(3,096)
Repayment of contingent consideration	—	(645,304)
Proceeds from venture debt	—	237,500
Issuance of loans and note payable	5,479,611	3,280,360
Repayments of convertible and promissory notes	(10,129,811)	(7,350,276)
Issuance of convertible notes payable	—	6,951,250
Proceeds from public offering	—	19,347,446
Offering costs	—	(2,921,216)
Issuance of common stock, net of offering costs	8,145,381	—
Proceeds from exercise of warrants	1,167,566	—
Net cash provided by financing activities	4,661,614	18,896,664
Net change in cash and cash equivalents	(1,262,509)	759,820
Cash and cash equivalents at beginning of year	1,283,282	523,462
Cash and cash equivalents at end of year	$20,773	$1,283,282
Less: cash of discontinued operations	—	7,666
Cash of continuing operations at end of year	$20,773	$1,275,616

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$711,815	$734,869

Supplemental disclosure of non-cash investing and financing activities:
Conversion of notes into preferred stock	$5,759,177	$—
Conversion of notes into common stock	$—	$11,983,389
Right of use asset	$467,738	$102,349
Warrants issued in connection with note	$—	$1,368,741
Derivative liability in connection with convertible note	$—	$559,957
Conversion of related party notes and payables into preferred and common stock	$—	$6,300,000
Conversion of venture debt into preferred stock	$—	$—

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

Correction of Error

The Company incorrectly reported its previously reported statement of operations for the year ended December 31, 2022 in lieu of previously reported statement of operations which was presented to report discontinued operations of H&J.

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

Intangible assets are established with business combinations and consist of brand names and customer relationships. Intangible assets with finite lives are recorded at their estimated fair value at the date of acquisition and are amortized over their estimated useful lives using the straight- line method. The estimated useful lives of amortizable intangible assets are as follows:

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

The Company measures employee stock-based awards at grant-date fair value and recognizes employee compensation expense on a straight- line basis over the vesting period of the award. Determining the appropriate fair value of stock-based awards requires the input of subjective assumptions, including the fair value of the Company’s common stock, and for stock options, the expected life of the option, and expected stock price volatility. The Company used the Black-Scholes option pricing model to value its stock option awards. The assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and management uses different assumptions, stock-based compensation expense could be materially different for future awards.

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

The Company elected transitional practical expedients for existing leases which eliminated the requirements to reassess existing lease classification, initial direct costs, and whether contracts contain leases. Also, the Company elected to present the payments associated with short- term leases as an expense in statements of operations. Short-term leases are leases with a lease term of 12 months or less.

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

The H&J Settlement was accounted for a business disposition in accordance with ASC 810-40-40-3A. As of June 21, 2023, the Company no longer consolidated the assets, liabilities, revenues and expenses of H&J. The components of the disposition are as follows:

Cash payment due to H&J Seller	$(229,000)
Common shares issued to H&J Seller*	(1,357,043)
Total fair value of consideration received (given)	$(1,586,043)

Carrying amount of assets and liabilities
Cash and cash equivalents	18,192
Accounts receivable, net	55,782
Prepaid expenses and other current assets	25,115
Goodwill	1,130,311
Intangible assets, net	1,246,915
Deposits	4,416
Accounts payable	(40,028)
Accrued expenses and other liabilities	(734,068)
Deferred revenue	(18,347)
Due to related parties	(1,008)
Contingent consideration	(1,400,000)
Loan payable	(219,894)
Note payable - related party	(129,489)
Total carrying amount of assets and liabilities	(62,103)

Loss on disposition of business	$(1,523,940)

*	Represents the fair value of 1,952,580 shares of common stock issued to D. Jones.

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

In connection with the H&J disposition, the Company derecognized $1,130,311 in goodwill.

Intangible Assets

The following table summarizes information relating to the Company’s identifiable intangible assets as of December 31, 2023 and 2022:

December 31, 2023	Gross Amount	Accumulated Amortization	Carrying Value
Amortized:
Customer relationships	$8,634,560	$(4,494,223)	$4,140,337
	$8,634,560	$(4,494,223)	$4,140,337

Indefinite-lived:
Brand name	5,841,880	—	5,841,880
	$14,476,440	$(4,494,223)	$9,982,217

December 31, 2022	Gross Amount	Accumulated Amortization	Carrying Value
Amortized:
Customer relationships	$9,734,560	(2,670,202)	$7,064,358
	9,734,560	(2,670,202)	7,064,358

Indefinite-lived:
Brand name	5,841,880	—	5,841,880
	$15,576,440	$(2,670,202)	$12,906,238

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

The following is a summary of the convertible notes for the years ended December 31, 2023 and 2022:

	Principal	Unamortized Debt Discount	Convertible Note Payable, Net
Balance, December 31, 2022	$4,100,000	$(1,378,200)	$2,721,800
Repayments of notes	(4,000,000)	—	(4,000,000)
Amortization of debt discount	—	1,220,830	1,220,830
Loss on extinguishment of debt	—	157,370	157,370
Balance, December 31, 2023	$100,000	$—	$100,000

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

On November 29, 2022, the Company, entered into a Securities Purchase Agreement with investors pursuant to which the Company agreed to issue and sell, in an offering (i) an aggregate of 168,000 shares (the “Shares”) of the Company’s common stock, and accompanying Class B Warrants (the “Class B Warrants”) to purchase 168,000 shares of common stock and accompanying Class C Warrants (the “Class C Warrants”) to purchase 168,000 shares of Common Stock, at a combined public offering price of $5.50 per share and Class B Warrant and Class C Warrant, and (i) 1,650,181 pre-funded warrants (the “Pre-Funded Warrants” and together with the Class B Warrants and the Class C Warrants, the “Warrants” and together with the Shares and the shares of common stock underlying the Warrants, the “Securities”) exercisable for 1,650,181 shares of Common Stock, and accompanying Class B Warrants to purchase 1,650,181 shares of Common Stock and Class C Warrants to purchase 1,650,181 shares of Common Stock, at a combined public offering price of $5.50, less the exercise price of $0.0001, per Pre-Funded Warrant and accompanying Class B Warrant and Class C Warrant, to the Investors, for aggregate gross proceeds from the offering of approximately $10 million before deducting placement agent fees and related offering expenses. As a result of the transaction, the Company issued 1,818,181 shares of common stock, including the 168,000 shares and the immediate exercise of 1,650,181 pre-funded warrants, for gross proceeds of $10.0 million. The Company received net proceeds of $9.0 million after deducting placement agent fees and offering expenses.

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

In October 2022, the Company received advances from a director, Trevor Pettennude, totaling $325,000. The advances are unsecured, non- interest bearing and due on demand. As of December 31, 2023 and 2022, the amounts $175,000 and $325,000 were outstanding.

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

The Company granted 44,000 warrants to purchase common stock at an exercise price of $5.00 to the lender in connection with its merchant advances.

A summary of information related to common stock warrants for the years ended December 31, 2023 and 2022 is as follows:

	Common Stock Warrants	Weighted Average Exercise Price
Outstanding - December 31, 2022	176,733	$209.25
Granted	1,641,262	14.69
Exercised	(637,775)	14.11
Forfeited	—	—
Outstanding - December 31, 2023	1,180,220	$25.40

Exercisable at December 31, 2022	171,278	$210.50
Exercisable at December 31, 2023	1,180,220	$25.40

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

A summary of information related to stock options under our 2013 and 2020 Stock Plan for the years ended December 31, 2023 and 2022 is as follows:

	Options	Weighted Average Exercise Price
Outstanding - December 31, 2022	1,558	$9,050
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding - December 31, 2023	1,558	$9,050
Exercisable at December 31, 2022	1,389	$10,125
Exercisable at December 31, 2023	1,487	$9,098

Weighted average duration (years) to expiration of outstanding options at December 31, 2023	5.47

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

