Form 10-Q
period 2024-06-30
Digital Brands Group, Inc.
filed 2024-08-19
CIK 1668010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 19, 2024, the Company had 2,617,027 shares of common stock, $0.0001 par value, issued and outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

DIGITAL BRANDS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	June 30,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$92,794	$20,773
Accounts receivable, net	285,652	74,833
Due from factor, net	742,764	337,811
Inventory	5,061,446	4,849,600
Prepaid expenses and other current assets	377,959	276,670
Total current assets	6,560,615	5,559,687
Property, equipment and software, net	79,309	55,509
Goodwill	8,973,501	8,973,501
Intangible assets, net	8,543,123	9,982,217
Deposits	152,711	75,431
Right of use asset	633,755	689,688
Total assets	$24,943,014	$25,336,033

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,119,604	$7,538,902
Accrued expenses and other liabilities	4,957,132	4,758,492
Due to related parties	426,921	400,012
Convertible note payable, net	100,000	100,000
Accrued interest payable	1,944,362	1,996,753
Loan payable, current	2,110,188	2,325,842
Promissory note payable, net	4,730,740	4,884,592
Right of use liability, current portion	1,031,261	1,210,814
Total current liabilities	21,420,208	23,215,407
Loan payable	150,000	150,000
Right of use liability, non current portion	276,432	-
Deferred tax liability	368,034	368,034
Total liabilities	22,214,674	23,733,441

Commitments and contingencies

Stockholders’ equity:
Undesignated preferred stock, $0.0001 par, 10,000,000 shares authorized, 0 shares issued and outstanding as of both June 30, 2024 and December 31, 2023		-
Series A convertible preferred stock, $0.0001 par, 6,300 shares designated, 6,300 shares issued and outstanding as of both June 30, 2024 and December 31, 2023	1	1
Series C convertible preferred stock, $0.0001 par, 1,744 and 4,786 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	1	1
Common stock, $0.0001 par, 1,000,000,000 shares authorized, 2,282,332 and 1,114,359 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	226	110
Additional paid-in capital	120,916,777	115,596,929
Accumulated deficit	(118,188,665)	(113,994,449)
Total stockholders’ equity	2,728,340	1,602,592
Total liabilities and stockholders’ equity	$24,943,014	$25,336,033

See the accompanying notes to the unaudited condensed consolidated financial statements.

DIGITAL BRANDS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Month Ended
	June, 30		June, 30
	2024	2023	2024	2023
Net revenues	$3,396,069	$4,493,424	6,972,656	$8,869,803
Cost of net revenues	1,837,392	2,157,349	3,693,243	4,540,488
Gross profit	1,558,677	2,336,075	3,279,413	4,329,315

Operating expenses:
General and administrative	2,946,688	4,074,051	3,918,420	8,380,063
Sales and marketing	615,190	1,097,326	1,323,340	2,036,677
Distribution	299,034	242,214	564,533	512,399
Change in fair value of contingent considerartion	-	(10,698,475)	-	(10,698,475)
Total operating expenses	3,860,912	(5,284,884)	5,806,293	230,664

Income (loss) from operations	(2,302,235)	7,620,959	(2,526,880)	4,098,651

Other income (expense):
Interest expense	(1,239,624)	(1,086,888)	(1,744,615)	(2,951,487)
Other non-operating income (expenses)	31,379	2,240	77,280	(676,749)
Total other income (expense), net	(1,208,245)	(1,084,648)	(1,667,335)	(3,628,236)

Income tax benefit (provision)	-	-	-	-
Net income (loss) from continuing operations	(3,510,480)	6,536,311	(4,194,215)	470,415
Income from discontinued operations, net of tax	-	(1,492,050)	-	(1,562,503)
Net income (loss)	$(3,510,480)	$5,044,261	(4,194,215)	$(1,092,088)

Weighted average common shares outstanding -
Basic	1,684,801	6,170,227	1,703,645	5,920,596
Diluted	1,684,801	20,865,111	1,703,645	20,615,480
Net income (loss) per common share - basic	$(2.08)	$1.06	$(2.46)	$0.08
Net income (loss) per common share - diluted	$(2.08)	$0.31	$(2.46)	$0.02

See the accompanying notes to the unaudited condensed consolidated financial statements.

DIGITAL BRANDS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Series A Convertible		Series C Convertible				Additional		Total Stockholders’
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balances at December 31, 2022	6,300	$1			178,758	$18	$96,293,694	$(103,747,316)	$(7,453,174)
Issuance of common stock pursuant to private placement	-	-	-	-	51,086	5	4,999,875	-	5,000,003
Offering costs	-	-	-	-	-	-	(536,927)	-	(536,927)
Shares issued for services	-	-	-	-	4,756	-	499,326	-	499,338
Shares and warrants issued with notes	-	-	-	-	4,400	-	658,483	-	658,483
Stock-based compensation	-	-	-	-	-	-	105,594	-	105,594
Net loss	-	-	-	-	-	-	-	(6,136,349)	(6,136,349)
Balances at March 31,2023	6,300	1	-	$-	239,000	$23	$102,020,045	$(109,883,665)	$(7,863,021)
Cancellation of notes and issuance of preferred stock	-	-	5,761	1	-	-	5,759,177	-	5,759,177
Issuance of Series B preferred stock	-	-	-	-	-	-	25,000	-	25,000
Issuance of common stock pursuant to disposition	-	-	-	-	78,103	8	1,356,848	-	1,357,043
Stock-based compensation	-	-	-	-	-	-	101,500	-	101,500
Net income	-	-	-	-	-	-	-	5,044,261	5,044,261
Balances at June 30, 2023	6,300	$1	5,761	$1	317,103	$31	$109,262,570	$(104,839,404)	$4,423,960

Balances at December 31, 2023	6,300	$1	4,786	$1	1,114,359	$110	$115,596,929	$(113,994,449)	$1,602,592
Common shares issued for cash	-	-	-	-	444,909	44	1,736,162	-	1,736,206
Shares issued for services	-	-	-	-	68,583	7	224,258	-	224,265
Conversion of preferred shares into common stock	-	-	(1,547)	-	86,306	9	(9)	-	-
Stock-based compensation	-	-	-	-	-	-	100,299	-	100,299
Net loss	-	-	-	-	-	-	-	(683,735)	(683,735)
Balances at March 31, 2024	6,300	$1	3,239	1	1,714,157	169	117,657,641	(114,678,185)	2,979,628
Common shares issued for cash	-	-	-	-	378,750	37	2,877,437	-	2,877,474
Conversion of loan into common stock	-	-	-	-	106,020	11	313,806	-	313,817
Conversion of preferred shares into common stock	-	-	(1,495)	-	83,405	8	(8)	-	-
Stock-based compensation	-	-	-	-	-	-	67,901	-	67,901
Net loss	-	-	-	-	-	-		(3,510,480)	(3,510,480)
Balances at June 30, 2024	6,300	$1	1,744	$1	2,282,332	$226	$120,916,777	$(118,188,665)	$2,728,340

See the accompanying notes to the unaudited condensed consolidated financial statements.

DIGITAL BRANDS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(4,194,215)	$(1,092,088)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,439,094	1,765,619
Amortization of loan discount and fees	1,582,887	1,611,433
Loss on extinguishment of debt	-	689,100
Loss on disposition of business	-	1,523,940
Stock-based compensation	168,200	207,094
Shares issued for services	224,265	499,338
Change in credit reserve	(151,611)	344,140
Change in fair value of contingent consideration	-	(10,698,475)
Discontinued operations	-	7,666
Non-cash lease expense	530,312
Changes in operating assets and liabilities:
Accounts receivable, net	(210,819)	375,685
Due from factor	(253,342)	(96,955)
Inventory	(211,846)	454,011
Prepaid expenses and other current assets	(101,289)	(44,213)
Accounts payable	(1,419,297)	92,494
Accrued expenses and other liabilities	198,640	1,346,068
Deferred revenue	-	(183,782)
Accrued interest payable	(2,039)	217,479
Due to related parties	26,909	-
Lease liabilities	(377,500)	-
Net cash used in operating activities	(2,751,652)	(2,981,446)
Cash flows from investing activities:
Purchase of property, equipment and software	(23,800)	(27,855)
Deposits	(77,280)	87,378
Net cash provided by (used in) investing activities	(101,080)	59,523
Cash flows from financing activities:
Repayments from related party advances	-	(57,427)
Advances from factor	-	154,073
Issuance of loans and note payable	490,977	4,194,799
Repayments of convertible notes and loan payable	(2,179,906)	(6,604,552)
Insurance for common stock for cash	4,613,681
Issuance of common stock in public offering	-	5,000,003
Offering costs	-	(686,927)
Net cash provided by financing activities	2,924,752	1,999,969
Net change in cash and cash equivalents	72,020	(921,954)
Cash and cash equivalents at beginning of period	20,773	1,275,616
Cash and cash equivalents at end of period	$92,794	$353,662
Less : Cash of discontinued operations		(18,192)
	92,794	335,470
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	-
Cash paid for interest	$2,039	$686,071

Supplemental disclosure of non-cash investing and financing activities:
Right of use asset	$425,634	$467,738
Shares issued for services and conversion of accounts payable	$313,816	$-
Conversion of preferred shares into common stock	$17	$-
Cancellation of notes and issuance of preferred stock	$-	$5,759,177

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

NOTE 2: GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated profits since inception, has sustained net losses of $4,194,216 and $1,092,088 for the six months ended June 30, 2024 and 2023, respectively, and has incurred negative cash flows from operations for the six months ended June 30, 2024 and 2023. The Company has historically lacked liquidity to satisfy obligations as they come due and as of June 30 , 2024, and the Company had a working capital deficit of $14,859,593. These factors, among others, arise substantial doubt about the Company’s ability to continue as a going concern. The Company expects to continue to generate operating losses for the foreseeable future. The accompanying consolidated financial statements do not include any adjustments as a result of this uncertainty.

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

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated balance sheet as of June 30, 2024, the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2024, and 2023 and of cash flows for the six months ended June 30, 2024 and 2023 have been prepared by the Company, pursuant to the rules and regulations of the SEC for the interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The unaudited interim consolidated financial statements have been prepared on a basis consistent with the audited consolidated financial statements and in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the consolidated results for the interim periods presented and of the consolidated financial condition as of the date of the interim consolidated balance sheet. The results of operations are not necessarily indicative of the results expected for the year ended December 31, 2024.

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2023 included in the Company’s Annual Form 10-K filed with SEC on April 15, 2024.

Principles of Consolidation

These condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Bailey, and Stateside from the dates of acquisition. All inter-company transactions and balances have been eliminated on consolidation.

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

Cash and Equivalents and Concentration of Credit Risk

The Company considers all highly liquid securities with an original maturity of less than six months to be cash equivalents. As of June 30,2023, and December 31, 2023, the Company did not hold any cash equivalents. The Company’s cash and cash equivalents in bank deposit accounts, at times, may exceed federally insured limits of $250,000.

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

As of June 30, 2024, and December 31, 2023, the Company determined an allowance for credit losses of $65,913 and $41,854, respectively.

Inventory

Inventory is stated at the lower of cost or net realizable value and accounted for using the weighted average cost method for DSTLD and first-in, first-out method for Bailey, Stateside and Sundry. The inventory balances as of June 30, 2024 and December 31, 2023 consist substantially of finished good products purchased or produced for resale, as well as any raw materials the Company purchased to modify the products and work in progress.

Inventory consisted of the following:

	June 30,	December 31,
	2024	2023
Raw materials	$725,965	$695,580
Work in process	610,959	585,387
Finished goods	3,724,522	3,568,633
Inventory	$5,061,446	$4,849,600

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

Net Loss per Share

Net earnings or loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period, excluding shares subject to redemption or forfeiture. The Company presents basic and diluted net earnings or loss per share. Diluted net earnings or loss per share reflect the actual weighted average of common shares issued and outstanding during the period, adjusted for potentially dilutive securities outstanding. Potentially dilutive securities are excluded from the computation of the diluted net loss per share if their inclusion would be anti-dilutive. As all potentially dilutive securities are anti-dilutive as of June 30, 2024 and 2023, diluted net loss per share is the same as basic net loss per share for each year. Potentially dilutive items outstanding as of June 30, 2024 and 2023 are as follows:

	June 30,
	2024	2023
Series A convertible preferred stock	27,097	677,419
Series C convertible preferred stock	97,294	8,034,868
Common stock warrants	2,934,051	5,943,646
Stock options	1,566	38,951
Total potentially dilutive shares	3,060,008	14,694,884

The stock options and warrants above are out-of-the-money as of June 30, 2024 and 2023.

Recent Accounting Pronouncements

In January 2024, the Company adopted ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity: This ASU addresses the complexity of certain guidance for convertible instruments and contracts in an entity’s own equity. The ASU is effective for public business entities that meet the definition of an SEC filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the ASU will be effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The ASU did not have a material impact on the consolidated financial statements.

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

The following accounting pronouncements have been issued as of May 20, 2024 but are not yet effective and may affect the future financial reporting by the Company:

●	ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions: The ASU is intended to clarify the guidance when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of the security. For public business entities, the amendments in ASU 2022- 03 are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. For all other entities, the ASU is effective for fiscal years beginning after December 15, 2024, and interim periods within those fiscal years.

NOTE 4: DUE FROM FACTOR

Due to/from factor consist of the following:

	June 30,	December 31,
	2024	2023
Outstanding receivables:
Without recourse	$1,530,580	$808,233
With recourse	21,256	99,055
Matured funds and deposits	48,108	65,321
Advances	(857,180)	(483,187)
Credits due customers	—	(151,611)
	$742,764	$337,811

NOTE 5: GOODWILL AND INTANGIBLE ASSETS

The following is a summary of goodwill attributable to each business combination:

	June 30,	December 31
	2024	2023
Bailey	$3,158,123	$3,158,123
Stateside	2,104,056	2,104,056
Sundry	3,711,322	3,711,322
	$8,973,501	$8,973,501

The following table summarizes information relating to the Company’s identifiable intangible assets as of June 30, 2024:

	Gross	Accumulated	Carrying
	Amount	Amortization	Value
Amortized:
Customer relationships	$8,634,560	$(5,933,317)	$2,701,243
	$8,634,560	$(5,933,317)	$2,701,243

Indefinite-lived:
Brand name	5,841,880	—	5,841,880
	$14,476,440	$(5,933,317)	$8,543,123

The Company recorded amortization expense of $719,547 and $804,924 during the three months ended June 30, 2024 and 2023, and $1,439,094 and $1,759,277 during the six months ended June 30, 2024 and 2023, respectively, which is included in general and administrative expenses in the consolidated statements of operations.

NOTE 6: LIABILITIES AND DEBT

Accrued Expenses and Other Liabilities

The Company accrued expenses and other liabilities line in the consolidated balance sheets is comprised of the following as of June 30, 2024, and December 31,2023:

	June 30,	December 31,
	2024	2023
Accrued expenses	$703,161	$617,374
Payroll related liabilities	3,983,504	3,895,640
Sales tax liability	171,114	145,545
Other liabilities	99,353	99,933
	$4,957,132	$4,758,492

Convertible Debt

As of June 30, 2024 and December 31, 2023 there was $100,000 remaining in outstanding principal that was not converted into equity.

Target Capital Convertible Promissory Note

On April 30, 2024, the Company issued a convertible promissory note in the original principal amount of $250,000 (the “Note”) to Target Capital 1 LLC, an Arizona limited liability company (the “Note Holder”), with a maturity date of April 30, 2025 (the “Maturity Date”). Pursuant to the terms of the Note, the Company agreed to pay the principal sum and a one-time interest charge of $50,000 to the Note Holder. In May 2024, the Company fully repaid the Note Holder $300,000, including the principal and interest. The Company also will issue 50,000 shares of common stock to the Note Holder as commitment shares. As the shares have not been issued as of June 30, 2024, the fair value of $141,000 is included in accrued liabilities on the consolidated balance sheet.

Loan Payable — PPP and SBA Loan

In April 2022, there was a partial forgiveness of Bailey’s first PPP Loan totaling $413,705. As of June 30, 2024 and December 31, 2023, Bailey had an outstanding PPP Loan balance of $933,295, which matures in 2026.

Merchant Advances

Future Sales Receipts

In 2022 and 2023, the Company obtained several merchant advances. These advances are, for the most part, secured by expected future sales transactions of the Company with expected payments on a weekly basis. The Company made total cash repayments, pertaining to principal and interest, of $870,890 for the six months ending June 30, 2024.

The following is a summary of the merchant advances as of June 30, 2024, and December 31, 2023:

	June 30,	December 31,
	2024	2023
Principal	$2,090,056	$2,960,946
Less: unamortized debt discount	(940,026)	(1,966,881)
Merchant cash advances, net	$1,150,030	$994,065

The unamortized debt discount of $940,026 will be amortized to interest expense over the expected remaining terms of the agreements through the fourth quarter of 2024. During the six months ended June 30, 2024, the Company recorded $1,026,855 in interest expense pertaining to these advances.

Other

The Company has outstanding merchant advances with Shopify Capital. During the six months ending June 2024, the Company made repayments of $133,216. As of June 30, 2024, the remaining principal outstanding was $16,682. These advances are, for the most part, secured by expected future sales transactions of the Company with expected payments on a daily basis.

The Company also had outstanding merchant advances with Gynger, Inc. In May 2024, the Company converted the outstanding principal and accrued interest of $313,816 owed to Gynger for 106,020 shares of common stock.

Promissory Note Payable

As of June 30, 2024, and December 31, 2023, the outstanding principal on the note to the sellers of Bailey was $3,500,000. On July 5, 2023, the parties agreed to extend the maturity date to June 30, 2024. Interest expense was $105,000 and $105,000 for the three months ended June 30, 2024 and 2023 and $210,000 and $210,000 for the six months ended June 30, 2024 and 2023, all respectively, which was accrued and unpaid as of June 30, 2024.

In March 2023, the Company and various purchasers executed a Securities Purchase Agreement (“March 2023 Notes”) whereby the investors purchased from the Company promissory notes in the aggregate principal amount of $2,458,750, consisting of original issue discount of $608,750. The Company received net proceeds of $1,850,000 after additional fees. The March 2023 Notes are due and payable on September 30, 2023 (the “Maturity Date”). If the Company completes a debt or equity financing of less than $7,500,000, the Company is required to repay 50% of the remaining balance of the March 2023 Notes. Following such 50% repayment, the Company must also use any proceeds from any subsequent debt or equity financing to repay the March 2023 Notes. Upon the closing of any debt or equity financing of $7,500,000 or greater, the Company is required to repay 100% of the Notes with no penalties. There is no additional interest after the 20% original interest discount. Upon the Company’s equity financing in September 2023, the Company repaid an aggregate $1,247,232 principal to the respective noteholders. The Company recognized a debt discount of $608,750, which was fully amortized through December 31, 2023. The notes contain certain conversion provisions upon an event of default.

The parties are currently working on an extension to the Maturity Date and have acknowledged that the default provisions have not been triggered. The Maturity Date has currently been extended to September 30, 2023. It is expected that the March 2023 Notes will be fully repaid by the end of the third quarter of 2024. In May 2024, the Company repaid $500,000 of these notes. During the six months ended June 30, 2024, the Company fully amortized debt discount pertaining to these notes ..

The following is a summary of promissory notes payable, net:

	June 30,	December 31,
	2024	2023
Bailey Note	$3,500,000	$3,500,000
March 2023 Notes – principal	1,230,740	1,730,740
March 2023 Notes - unamortized debt discount	-	(346,148)
Promissory note payable, net	$4,730,740	$4,884,592

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

Common Stock

The Company had 1,000,000,000 shares of common stock authorized with a par value of $0.0001 as of June 30, 2024.

Common stockholders have voting rights of one vote per share. The voting, dividend, and liquidation rights of the holders of common stock are subject to and qualified by the rights, powers, and preferences of preferred stockholders.

2024 Transactions

During the six months ended June 30, 2024, the Company issued 444,909 shares of common stock pursuant to an At-The-Market Offering Agreement for an at-the-market offering (the “ATM Agreement”) with H.C. Wainwright & Co., LLC, as sales agent (“Wainwright”). The Company received net proceeds of $1,736,206 pursuant to the ATM Agreement.

During the six months ended June 30, 2024, the Company issued an aggregate of 68,583 shares of common stock pursuant to services and conversion of accounts payable totaling a fair value of $224,265.

In February 2024, the Company issued an aggregate of 52,994 shares of common stock to a marketing vendor for services. The fair value of $173,290 or $3.27 per share as determined by the agreements, was included in sales and marketing expenses in the consolidated statements of operations.

In February 2024, the Company issued an aggregate of 15,589 shares of common stock to a vendor as conversion of accounts payable for a total value of $50,975.

During the six months ended June 30, 2024 3,042 shares of Series C Convertible Preferred Stock converted into 169,711 shares of common stock.

As previously reported, the Company entered into a securities purchase agreement with an accredited investor (the “Investor”), pursuant to which the Company issued on September 5, 2023 those certain Series A warrants to purchase 513,875 shares of common stock and Series B warrants to purchase 513,875 shares of common stock (collectively, the “Existing Warrants”), amongst other securities.

On May 3, 2024, the Company entered into that certain inducement offer to exercise common stock purchase warrants with the Investor (the “Inducement Agreement”), pursuant to which (i) the Company agreed to lower the exercise price of the Existing Warrants to $3.13 per share and (ii) the Investor agreed to exercise the Existing Warrants into 1,027,750 shares of common stock (the “Exercise Shares”) by payment of the aggregate exercise price of $3,216,857. The closing occurred on May 7, 2024.

Through June 30, 2024, the Company had exercised 378,750 of the 1,027,750 warrants at the amended exercise price of $3.13 per share. The Company received the entire gross proceeds of $3,216,857 in May 2024, which represents the exercise of the entire 1,027,750 warrants at the $3.13 exercise price. The Company received net proceeds of $2,877,475 after placement agent fees and expenses.

In May 2024, the Company converted the outstanding principal and accrued interest of $313,816 owed to Gynger for 106,020 shares of common stock.

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

As of June 30, 2024 and December 31, 2023, there were 6,300 shares of Series A Convertible Preferred Stock issued and outstanding.

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

In October 2023, 975 shares of Series C Convertible Preferred Stock converted into 54,394 shares of common stock.

During the six months ended June 30, 2024, 3,042 shares of Series C Convertible Preferred Stock converted into 169,711 shares of common stock.

NOTE 8: RELATED PARTY TRANSACTIONS

As of June 30, 2024 and December 31, 2023, amounts due to related parties were $426,921 and $400,012, respectively. The advances are unsecured, non-interest bearing and due on demand. Amounts due to related parties consist of current and former executives, and a board member. The related party balances are with a former officer, current director and the Chief Executive Officer.

NOTE 9: SHARE-BASED PAYMENTS

Common Stock Warrants

A summary of information related to common stock warrants for the six ended June 30, 2024 is as follows:

	Common	Weighted
	Stock	Average
	Warrants	Exercise Price
Outstanding - December 31, 2023	1,180,220	$25.40
Granted	2.132,581	2.92
Exercised	(378,750)	3.13
Forfeited	-	-
Outstanding - June 30, 2024	2,934,051	$25.40

Exercisable at December 31, 2023	1,180,220	$25.40
Exercisable at June 30, 2024	2,934,051	$10.73

Stock Options

As of June 30, 2024 and December 31, 2023, the Company had 1,558 stock options outstanding with a weighted average exercise price of $9,050 per share.

Stock-based compensation expense of $67,901 and $101,500 was recognized for the three months ended June 30, 2024 and 2023, respectively and $168,200 and $207,094 was recognized for the six months ended June 30, 2024 and 2023. During the six months ended June 30, 2024 and 2023, $23,998 and $28,798 was recorded to sales and marketing expense, and all other stock compensation was included in general and administrative expense in the condensed consolidated statements of operations. Total unrecognized compensation cost related to non-vested stock option awards as of June 30, 2024 amounted to $1,410 and will be recognized over a weighted average period of 0.11 years.

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

In April 2024, the Company entered into a lease agreement extension for a retail outlet space in Allen, Texas that commences in April 2024 and expires in April 2027. The lease has a monthly base rent of $13,261. The Company recognized a right of use asset of $425,634 and lease liability of $425,634, using a discount rate of 10.0%.

The following is a summary of operating lease assets and liabilities:

	June 30,	December 31,
Operating leases	2024	2023

Assets
ROU operating lease assets	$633,755	$689,688

Liabilities
Current portion of operating lease	1,031,261	1,210,814
Non-current portion of lease liability	276,432	-
Total operating lease liabilities	$1,307,693	$1,210,814

Operating leases	June 30, 2024	December 31, 2023

Weighted average remaining lease term (years)	0.75	1.00
Weighted average discount rate	10.00%	10.00%

June 30, 2024
Future minimum payments	$1,395,475
Less imputed interest	(87,782)
Total lease obligations	$1,307,693

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

In December 2023, a vendor filed a lawsuit against Bailey 44 related to a retail store lease in the amount of $1.5 million. The Company is disputing the claim for damages and the matter is ongoing. The vendor has recently updated the claim to now be $450,968 after signing a long-term lease with another brand for this location. The Company is disputing this new amount after review of the lease.

All claims above, to the extent management believes it will be liable, have been included in accounts payable and accrued expenses and other liabilities in the accompanying consolidated balance sheet as of June 30, 2024.

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

NOTE 12: SUBSEQUENT EVENTS

Through the issuance date of these consolidated financial statements, the Company has issued an additional 90,940 shares of common stock pursuant to warrant exercises in connection with the May 2024 Inducement Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the historical financial statements of the relevant entities and the pro forma financial statements and the notes thereto included elsewhere in this Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.”

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

Our actual results and timing of certain events may differ materially from the results discussed, projected, anticipated, or indicated in any forward-looking statements. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Statements made herein are as of the date of the filing of this Form 10-Q with the SEC and should not be relied upon as of any subsequent date. Even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this Quarterly Report on Form 10-Q, they may not be predictive of results or developments in future periods. We disclaim any obligation, except as specifically required by law and the rules of the SEC, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements

Business Overview

Recent Developments

Retail Store

We entered into a retail store sublease for approximately 3.5 years at the Simon Premium Outlet in Allen, TX, a suburb of Dallas. We opened the store in md April 2024. We expect the store to generate meaningful cash flow as we already have excess product that we can sell, which means we will not have to use cash to create inventory for sale. We expect the store to generate over $1.5 million in annual revenue and over $500,000 in free cash flow on an annual basis.

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

Substantial Indebtedness

As of June 30, 2024, we had an aggregate principal amount of debt outstanding of approximately $8.7 million. We believe this is an amount of indebtedness which may be considered significant for a company of our size and current revenue base. Our substantial debt could have important consequences to us. For example, it could:

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

Three Months Ended June 30, 2024 compared to Three Months Ended June 30 , 2023

The following table presents our results of operations for the Three months ended June 30, 2024 and 2023:

	Three Months Ended
	June 30,
	2024	2023
Net revenues	$3,396,069	$4,493,424
Cost of net revenues	1,837,392	2,157,349
Gross profit	1,558,677	2,336,075
General and administrative	2,946,668	4,074,051
Sales and marketing	615,190	1,097,326
Other operating (income) / expenses	299,034	(10,456,261)
Operating (loss) /income	(2,302,235)	7,620,959
Other expenses	(1,208,245)	(1,084,648)
Loss before provision for income taxes	(3,510,480)	6,536,311
Provision for income taxes	-	-
Net income/(loss) from continuing operations	$(3,510,480)	$6,536,311

Net Revenues

Revenues decreased by $1.1 million to $3.4 million for the three months ended June 30, 2024, compared to $4.5 million in the corresponding fiscal period in 2023. The decrease was primarily due to a delay in wholesale shipments in April 2024, and lower ecommerce revenues across each brand due to less digital advertising spend.

Gross Profit

Our gross profit decreased by $0.7 million for the three months ended June 30, 2024 to $1.6 million from a gross profit of $2.3 million for the corresponding fiscal period in 2023. The decrease in gross margin was primarily attributable to a decrease in sales.

Our gross margin was 46% for three months ended June 30, 2024, compared to 52% for the three months ended June 30, 2023. The decrease in gross margin was due to corresponding decrease in the ecommerce revenue.

Operating Expenses/(Income)

Our operating expenses increased by $9.1 million for the three months ended June 30, 2024 to $3.8 million compared to $(5.2) million for the corresponding fiscal period in 2023. General and administrative expenses decreased by $1.1 million, and sales and marketing expenses decreased by $0.5 million. The deceases were primarily due to cost cutting measures and synergies from the Sundry acquisition including the elimination of its warehouse, office, fulfillment and redundancies in headcount. Other operating expenses included a gain of $10.7 million in 2023 due to the change in fair value of contingent consideration.

Other Income (Expenses)

Other expenses were $1.2 million while other expense was $1.1 million for the three months ended June 30, 2024 and 2023, respectively, primarily consisting of interest expense.

Net Loss from Continuing Operations

Our net loss from continuing operations decreased by $10.0 million to a net loss from continuing operations of $3.5 million for the three months ended June 30, 2024 compared to income from continuing operations of $6.5 million for the corresponding fiscal period in 2023, primarily due to the change in fair value of contingent consideration in 2023 and lower gross profit in 2024, partially offset by lower general and administrative and sales and marketing expenses.

Six Months Ended June 30, 2024 compared to Six Months Ended June 30, 2023

The following table presents our results of operations for the six months ended June 30, 2024 and 2023:

	Six Months Ended
	June 30,
	2024	2023
Net revenues	$6,972,656	$8,869,803
Cost of net revenues	3,693,243	4,540,488
Gross profit	3,279,413	4,329,315
General and administrative	3,918,420	8,380,063
Sales and marketing	1,323,340	2,036,677
Other operating expenses/(income)	564,533	(10,186,076)
Operating (loss)/income	(2,526,880)	4,098,651
Other expenses	(1,667,335)	(3,628,236)
Loss before provision for income taxes	(4,194,216)	470,415
Provision for income taxes	-	-
Net income/(loss) from continuing operations	$(4,194,215)	$470,415

Net Revenues

Revenues decreased by $1.9 million to $7.0 million for the six months ended June 30, 2024, compared to $8.9 million in the corresponding fiscal period in 2023. The decrease was primarily due to a delay in wholesale shipments in April 2024, and lower ecommerce revenues across each brand due to less digital advertising spend.

Gross Profit

Our gross profit decreased by $1.0 million for the six months ended June 30, 2024 to $3.3 million from a gross profit of $4.3 million for the corresponding fiscal period in 2023. The decrease in gross margin was primarily attributable to a decrease in sales.

Our gross margin was 47% for six months ended June 30, 2024, compared to 49% for the six months ended June 30, 2023. The decrease in gross margin was due to corresponding decrease in the ecommerce revenue.

Operating Expenses

Our operating expenses increased by $5.6 million for the six months ended June 30, 2024 to $5.8 million compared to $0.2 million for the corresponding fiscal period in 2023. General and administrative expenses decreased by $4.5 million, and sales and marketing expenses decreased by $0.7 million. The deceases were primarily due to cost cutting measures and synergies from the Sundry acquisition including the elimination of its warehouse, office, fulfillment and redundancies in headcount. Other operating expenses included a gain of $10.7 million in 2023 due to the change in fair value of contingent consideration.

Other Income (Expenses)

Other expenses were $1.7 million while other expense was $3.6 million for the six months ended June 30, 2024 and 2023, respectively. Interest expense in 2024 decreased due to less merchant advances and lower principal on outstanding loans.

Net Loss from Continuing Operations

Our net loss from continuing operations increased by $4.7 million to a net loss from continuing operations of $4.2 million for the six months ended June 30, 2024 compared to income from continuing operations of $0.5 million for the corresponding fiscal period in 2023, primarily due to the change in fair value of contingent consideration in 2023 and lower gross profit in 2024, partially offset by lower general and administrative and sales and marketing expenses.

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

As of June 30, 2024, we had cash of $92,794, but we had a working capital deficit of $14.9 million. The Company requires significant capital to meet its obligations as they become due. These factors raise substantial doubt about our Company’s ability to continue as a going concern. Throughout the next twelve months, the Company intends to fund its operations primarily from the funds raised through the equity line of credit agreement. The Company may pursue secondary offerings or debt financings to provide working capital and satisfy debt obligations. There can be no assurance as to the availability or terms upon which such financing and capital might be available in the future. If the Company is unable to secure additional funding, it may be forced to curtail or suspend its business plans.

Cash Flow Activities

The following table presents selected captions from our condensed statement of cash flows for the six months ended June 30, 2024 and 2023:

	Six Months Ended
	June 30,
	2024	2023
Net cash provided by operating activities:
Net loss	$(4,194,216)	$(1,092,088)
Non-cash adjustments	$3,793,147	$(4,050,146)
Change in operating assets and liabilities	$(2,350,584)	$2,160,788
Net cash used in operating activities	$(2,751,651)	$(2,981,446)
Net cash provided by (used in) investing activities	$(101,080)	$41,331
Net cash provided by financing activities	$2,924,752	$1,999,969
Net change in cash	$72,020	$(940,146)

Cash Flows Used In Operating Activities

Our cash used by operating activities decreased by $0.2 million to cash used of $2.8 million for the six months ended June 30, 2024, as compared to cash used of $3.0 million for the corresponding fiscal period in 2023. The decrease in net cash used in operating activities was primarily driven by non-cash charges in 2024, partially offset by our net loss and cash used in operating assets and liabilities.

Cash Flows Provided By (Used in) Investing Activities

Our cash used investing activities was $101,080 in the six months ended June 30, 2024, primarily due to purchase of property, equipment & software and deposits on leases.

Our cash provided by investing activities was $41,331 in 2023 primarily due to a reduction of deposits, partially offset by purchase of property and cash sold in the H&J disposition.

Cash Flows Provided by Financing Activities

Cash provided by financing activities was $2.9 million for the six months ended June 30, 2024. Cash inflows included $4.6 million in net proceeds from the issuance from the common stock for cash and $0.5 million in proceeds from loans and notes. Cash outflows are primarily due to $2.2 million in repayments of notes.

Cash provided by financing activities was $2.0 million for the six months ended June 30, 2023. Cash inflows included $5.0 million in net proceeds from the January Private Transaction, $4.19 million in proceeds from loans and promissory notes and $0.2 million in advances from the factor.

Contractual Obligations and Commitments

As of June 30, 2024, we had $8.7 million in outstanding principal on debt, primarily our promissory notes due to the Bailey44 Sellers, the March 2023 Notes, PPP and merchant advances. Aside from our remaining non-current SBA obligations, all outstanding loans have maturity dates through 2024.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, who serve as our principal executive officer and principal financial and accounting officer, respectively, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. In making this evaluation, our management considered the material weakness in our internal control over financial reporting described below. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of such date.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

All claims above, to the extent management believes it will be liable, have been included in accounts payable and accrued expenses and other liabilities in the accompanying consolidated balance sheet as of June 30, 2024.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 3,042 shares of Series C Convertible Preferred Stock converted into 169,711 shares of common stock.

As previously reported, the Company entered into a securities purchase agreement with an accredited investor (the “Investor”), pursuant to which the Company issued on September 5, 2023 those certain Series A warrants to purchase 513,875 shares of common stock and Series B warrants to purchase 513,875 shares of common stock (collectively, the “Existing Warrants”), amongst other securities.

 On May 3, 2024, the Company entered into that certain inducement offer to exercise common stock purchase warrants with the Investor (the “Inducement Agreement”), pursuant to which (i) the Company agreed to lower the exercise price of the Existing Warrants to $3.13 per share and (ii) the Investor agreed to exercise the Existing Warrants into 1,027,750 shares of common stock (the “Exercise Shares”) by payment of the aggregate exercise price of $3,216,857. The closing occurred on May 7, 2024.

Through June 30, 2024, the Company had exercised 378,750 of the 1,027,750 warrants at the amended exercise price of $3.13 per share.  The Company received the entire gross proceeds of $3,216,857 in May 2024, which represents the exercise of the entire 1,027,750 warrants at the $3.13 exercise price. The Company received net proceeds of $2,877,475 after placement agent fees and expenses.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

(a) None.

(b) There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the Company last provided disclosure in response to the requirements of Item 407(c)(3) of Regulation S-K.

(c) During the quarter ended June 30, 2024, no director or officer of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1	Sixth Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.3 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).
3.2	Certificate of Amendment of Certificate of Incorporation of Digital Brands Group, Inc. dated October 13, 2022 (incorporated by reference to Exhibit 3.1 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on October 18, 2022).
3.3	Certificate of Amendment of Certificate of Incorporation of Digital Brands Group, Inc. dated October 21, 2022 (incorporated by reference to Exhibit 3.1 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on October 26, 2022).
3.4	Certificate of Amendment of Certificate of Incorporation of Digital Brands Group, Inc. dated August 21, 2023 (incorporated by reference to Exhibit 3.1 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on August 23, 2023).
3.54	Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.5 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).
3.65	Amendment No. 1 to the Amended and Restated Bylaws of Digital Brands Group, Inc., as amended (incorporated by reference to Exhibit 3.1 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on August 12, 2022).
3.76	Amendment No. 2 to the Amended and Restated Bylaws of Digital Brands Group, Inc., as amended (incorporated by reference to Exhibit 3.2 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on August 31, 2022).
3.87	Certificate of Designation of Series B Preferred Stock, dated May 30, 2023 (incorporated by reference to Exhibit 3.1 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on June 1, 2023).
3.98	Certificate of Designation of Series C Convertible Preferred Stock, dated June 21, 2023 (incorporated by reference to Exhibit 3.1 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on June 27, 2023).
3.10	Series A Preferred Stock Certificate of Cancellation filed on September 13, 2023 (incorporated by reference to Exhibit 3.1 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on September 14, 2023).
3.11	Series B Preferred Stock Certificate of Cancellation filed on September 13, 2023 (incorporated by reference to Exhibit 3.2 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on September 14, 2023).
4.1	Fourth Amendment to Promissory Note, dated as of July 5, 2023, by Digital Brands Group, Inc. in favor of Norwest Venture Partners XI, LP and Norwest Venture Partners XII, LP (incorporated by reference to Exhibit 10.1 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on July 7, 2023).
4.21	Form of Series A Warrant Form of Promissory Note, dated April 7, 2023, by Digital Brands Group, Inc. in favor each Investor (incorporated by reference to Exhibit 4.110.2 of Digital Brands Group Inc.’s Form 8-K/A filed with the SEC on September 5 April 18, 2023).
4.32	Form of Series B Warrant Fourth Amendment to Promissory Note, dated as of July 5, 2023, by Digital Brands Group, Inc. in favor of Norwest Venture Partners XI, LP and Norwest Venture Partners XII, LP (incorporated by reference to Exhibit 104.21 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on September 5 July 7, 2023).
4.43	Form of Pre-Funded Warrant Form of Placement Agent Warrants (incorporated by reference to Exhibit 4.3 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on September 5, 2023) (incorporated by reference to Exhibit 4.30 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-272965), filed with the SEC on August 4, 2023).
4.54	Form of Warrant Amendment (incorporated by reference to Exhibit 4.4 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on September 5, 2023) Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.31 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-272965), filed with the SEC on August 4, 2023).
4.65	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.5 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on September 5, 2023) Form of Warrant Agency Agreement (incorporated by reference to Exhibit 4.32 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-272965), filed with the SEC on August 4, 2023).
10.1	Fourth Amendment to Promissory Note, dated as of July 5, 2023 (incorporated by reference to Exhibit 10.1 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on July 7, 2023). Form of Securities Purchase Agreement, dated April 7, 2023, by and among Digital Brands Group, Inc. and the Investors (incorporated by reference to Exhibit 10.1 of Digital Brands Group Inc.’s Form 8-K/A filed with the SEC on April 18, 2023).

10.2	Form of Securities Purchase Agreement, dated as of August 31, 2023, by and among the Company and the purchasers party thereto Subscription and Investment Representation Agreement, dated May 30, 2023, by and between Digital Brands Group, Inc. and the purchaser signatory thereto (incorporated by reference to Exhibit 10.1 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on June September 5, 2023).
10.3	Form of Registration Rights Agreement, dated as of August 31, 2023, by and among the Company and the purchasers party theretoSettlement Agreement and Release, dated June 21, 2023, by and among Drew Jones, D. Jones Tailored Collection, Ltd., Harper & Jones, LLC, Digital Brands Group, Inc., and John Hilburn Davis IV (incorporated by reference to Exhibit 10.21 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on September 5 , 2023).
10.4	Waiver and Amendment Agreement, dated June 21, 2023, by and among Digital Brands Group, Inc. and the investors thereto (incorporated by reference to Exhibit 10.2 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on June 27, 2023).
10.5	Securities Purchase Agreement, dated June 21, 2023, by and among Digital Brands Group, Inc. and the investors thereto (incorporated by reference to Exhibit 10.3 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on June 27, 2023).
10.6	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.53 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-272965), filed with the SEC on August 4, 2023).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a)
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a)
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350
101.INS*	Inline XBRL Instance
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation
101.LAB*	Inline XBRL Taxonomy Extension Labels
101.PRE*	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith

# Indicates management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL BRANDS GROUP, INC.

August 19, 2024	By:	/s/ John Hilburn Davis, IV
John Hilburn Davis, IV, Chief Executive Officer

August 19, 2024	By:	/s/ Reid Yeoman
Reid Yeoman, Chief Financial Officer

