Form 10-Q
period 2024-09-30
Digital Brands Group, Inc.
filed 2024-11-14
CIK 1668010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 14, 2024, the Company had 38,613,438 shares of common stock, $0.0001 par value, issued and outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

DIGITAL BRANDS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$289,346	$20,773
Accounts receivable, net	276,334	74,833
Due from factor, net	438,269	337,811
Inventory	5,040,518	4,849,600
Prepaid expenses and other current assets	353,307	276,670
Total current assets	6,397,774	5,559,687
Property, equipment and software, net	79,310	55,509
Goodwill	8,973,501	8,973,501
Intangible assets, net	7,324,579	9,982,217
Deposits	152,711	75,431
Right of use asset	365,246	689,688
Total assets	$23,293,121	$25,336,033

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,251,884	$7,538,902
Accrued expenses and other liabilities	5,236,437	4,758,492
Due to related parties	426,921	400,012
Convertible note payable, net	100,000	100,000
Accrued interest payable	2,053,102	1,996,753
Loan payable, current	2,743,508	2,325,842
Promissory note payable, net	4,730,740	4,884,592
Right of use liability, current portion	899,726	1,210,814
Total current liabilities	22,442,318	23,215,407
Loan payable	150,000	150,000
Right of use liability, non current portion	313,723	-
Deferred tax liability	368,034	368,034
Total liabilities	23,274,075	23,733,441

Commitments and contingencies

Stockholders’ equity:
Undesignated preferred stock, $0.0001 par, 10,000,000 shares authorized, 0 shares issued and outstanding as of both September 30, 2024 and December 31, 2023		-
Series A convertible preferred stock, $0.0001 par, 6,300 shares designated, 6,300 shares issued and outstanding as of both September 30, 2024 and December 31, 2023	1	1
Series C convertible preferred stock, $0.0001 par, 1,643 and 4,786 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	1	1
Common stock, $0.0001 par, 1,000,000,000 shares authorized, 3,769,859 and 1,114,359 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	373	110
Additional paid-in capital	121,748,573	115,596,929
Accumulated deficit	(121,729,902)	(113,994,449)
Total stockholders’ equity	19,046	1,602,592
Total liabilities and stockholders’ equity	$23,293,121	$25,336,033

See the accompanying notes to the unaudited condensed consolidated financial statements

DIGITAL BRANDS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September, 30		September, 30
	2024	2023	2024	2023
Net revenues	$2,440,801	$3,257,332	$9,413,457	$12,127,135
Cost of net revenues	1,319,214	1,554,044	5,012,457	6,094,532
Gross profit	1,121,587	1,703,288	4,401,000	6,032,603

Operating expenses:
General and administrative	2,429,040	3,735,527	6,347,460	12,115,590
Sales and marketing	655,833	1,151,377	1,979,173	3,188,054
Distribution	180,879	238,546	745,412	750,945
Impairment of intangible assets	600,000	-	600,000	-
Change in fair value of contingent consideration	-	-	-	(10,698,475)
Total operating expenses	3,865,752	5,125,450	9,672,045	5,356,114

Income (loss) from operations	(2,744,165)	(3,422,162)	(5,271,045)	676,489

Other income (expense):
Interest expense	(742,557)	(1,956,080)	(2,487,172)	(4,907,567)
Other non-operating income (expenses)	(54,515)	(57,752)	22,765	(734,501)
Total other income (expense), net	(797,072)	(2,013,832)	(2,464,407)	(5,642,068)

Income tax provision	-	-	-	-
Net loss from continuing operations	(3,541,237)	(5,435,994)	(7,735,452)	(4,965,579)
(Loss) from discontinued operations, net of tax	-	-	-	(1,562,503)
Net loss	$(3,541,237)	$(5,435,994)	$(7,735,452)	$(6,528,082)

Weighted average common shares outstanding - basic and diluted	2,171,823	373,498	2,061,252	283,678
Net loss per common share - basic and diluted	$(1.63)	$(14.55)	$(3.75)	$(17.50)

See the accompanying notes to the unaudited condensed consolidated financial statements.

DIGITAL BRANDS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Series A Convertible		Series C Convertible				Additional		Total Stockholders’
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balances at December 31, 2022	6,300	$1	-	$-	178,758	$18	$96,293,694	$(103,747,316)	$(7,453,174)
Issuance of common stock pursuant to private placement	-	-	-	-	51,086	5	4,999,875	-	5,000,003
Offering costs	-	-	-	-	-	-	(536,927)	-	(536,927)
Shares issued for services	-	-	-	-	4,756	-	499,326	-	499,338
Shares and warrants issued with notes	-	-	-	-	4,400	-	658,483	-	658,483
Stock-based compensation	-	-	-	-	-	-	105,594	-	105,594
Net loss	-	-	-	-	-	-	-	(6,136,349)	(6,136,349)
Balances at March 31, 2023	6,300	1	-	-	239,000	23	102,020,045	(109,883,665)	(7,863,021)
Cancellation of notes and issuance of preferred stock	-	-	5,761	1	-	-	5,759,177	-	5,759,177
Issuance of Series B preferred stock	-	-	-	-	-	-	25,000	-	25,000
Issuance of common stock pursuant to disposition	-	-	-	-	78,103	8	1,357,035	-	1,357,043
Stock-based compensation	-	-	-	-	-	-	101,500	-	101,500
Net income	-	-	-	-	-	-	-	5,044,261	5,044,261
Balances at June 30, 2023	6,300	1	5,761	1	317,103	31	109,262,757	(104,839,404)	4,423,960
Cancellation of Series B preferred stock	-	-	-	-	-	-	(25,000)	-	(25,000)
Issuance of common stock pursuant to private placement, net of offering cost	-	-	-	-	32,000	3	3,832,302	-	3,832,305
Common stock issued for services	-	-	-	-	105,174	11	1,157,079	-	1,157,090
Exercise of Warrants	-	-	-	-	123,814	12	1,167,554	-	1,167,566
Stock-based compensation	-	-	-	-	-	-	101,417	-	101,417
Net loss	-	-	-	-	-	-	-	(5,435,994)	(5,435,994)
Balances at September 30, 2023	6,300	$1	5,761	$1	578,091	$57	$115,496,109	$(110,275,398)	$5,221,344

Balances at December 31, 2023	6,300	$1	4,786	$1	1,114,359	$110	$115,596,929	$(113,994,449)	$1,602,592
Common shares issued for cash	-	-	-	-	444,909	44	1,736,162	-	1,736,206
Shares issued for services	-	-	-	-	68,583	7	224,258	-	224,265
Conversion of preferred shares into common stock	-	-	(1,547)	-	86,306	9	(9)	-	-
Stock-based compensation	-	-	-	-	-	-	100,299	-	100,299
Net loss	-	-	-	-	-	-	-	(683,735)	(683,735)
Balances at March 31, 2024	6,300	1	3,239	1	1,714,157	169	117,657,641	(114,678,185)	2,979,627
Common shares issued for cash	-	-	-	-	378,750	37	2,877,437	-	2,877,475
Conversion of loan into common stock	-	-	-	-	106,020	11	313,806	-	313,816
Conversion of preferred shares into common stock	-	-	(1,495)	-	83,405	8	(8)	-	-
Stock-based compensation	-	-	-	-	-	-	67,901	-	67,901
Net loss	-	-	-	-	-	-		(3,510,481)	(3,510,481)
Balances at June 30,2024	6,300	1	1,744	1	2,282,332	226	120,916,777	(118,188,666)	2,728,340
Common shares issued for cash	-	-	-	-	1,404,684	139	742,374	-	742,513
Shares issued for services	-	-	-	-	60,527	6	88,363	-	88,369
Conversion of preferred shares into common stock	-	-	(400)	-	22,316	2	(2)	-	-
Stock-based compensation	-	-	-	-	-	-	1,061	-	1,061
Net loss	-	-	-	-	-	-	-	(3,541,237)	(3,541,237)
Balances at September 30,2024	6,300	$1	1,344	$1	3,769,859	$373	$121,748,573	$(121,729,902)	$19,046

See the accompanying notes to the unaudited condensed consolidated financial statements.

DIGITAL BRANDS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(7,735,452)	$(6,528,082)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,057,638	2,485,166
Amortization of loan discount and fees	2,220,549	1,956,355
Impairment of intangible assets	600,000	-
Loss on extinguishment of debt	-	689,100
Loss on disposition of business	-	1,523,940
Stock-based compensation	169,262	308,511
Shares issued for services	312,634	1,656,417
Change in credit reserve	(151,611)	354,282
Change in fair value of contingent consideration	-	(10,698,475)
Discontinued operation	-	7,666
Non-cash lease expense	817,077	-
Changes in operating assets and liabilities:
Accounts receivable, net	(201,501)	153,479
Due from factor	51,153	72,220
Inventory	(190,918)	514,955
Prepaid expenses and other current assets	(76,637)	(366,615)
Accounts payable	(1,287,018)	182,242
Accrued expenses and other liabilities	477,945	1,088,763
Deferred revenue	-	(183,782)
Accrued interest payable	106,701	326,219
Due to related parties	26,909	-
Lease liabilities	(490,000)	-
Net cash used in operating activities	(3,293,269)	(6,457,639)
Cash flows from investing activities:
Cash disposed	-	(18,192)
Purchase of property, equipment and software	(23,801)	(27,855)
Deposits	(77,280)	87,378
Net cash provided by (used in) investing activities	(101,081)	41,331
Cash flows from financing activities:
Repayments from related party advances	-	(218,967)
Advances from factor	-	154,073
Issuance of loans and note payable	790,977	5,799,989
Repayments of convertible notes and loan payable	(2,484,248)	(8,840,092)
Insurance for common stock for cash	5,356,194	-
Exercise of warrants	-	1,167,566
Issuance of common stock in public offering	-	10,000,003
Offering costs	-	(1,854,622)
Net cash provided by financing activities	3,662,923	6,207,950
Net change in cash and cash equivalents	268,573	(208,357)
Cash and cash equivalents at beginning of period	20,773	1,275,616
Cash and cash equivalents at end of period	$289,346	$1,067,259

Supplemental disclosure of cash flow information:
Cash paid for income taxes	-	-
Cash paid for interest	$1,684,248	$1,176,305

Supplemental disclosure of non-cash investing and financing activities:
Right of use asset	$425,634	$467,738
Shares issued for services and conversion of accounts payable	$313,816	$-
Conversion of preferred shares into common stock	$19	$-
Conversion of notes into preferred stock	$-	$5,759,177

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

The Company is a curated collection of lifestyle brands, including Bailey 44, DSTLD, Stateside and ACE Studios, that offers a variety of apparel products through direct-to-consumer and wholesale distribution.

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

NOTE 2: GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated profits since inception, has sustained net losses of $7,735,453 and $6,528,082 for the nine months ended September 30, 2024 and 2023, respectively, and has incurred negative cash flows from operations for the nine months ended September 30, 2024 and 2023. The Company has historically lacked liquidity to satisfy obligations as they come due and as of September 30, 2024, and the Company had a working capital deficit of $16,044,544. These factors, among others, arise substantial doubt about the Company’s ability to continue as a going concern. The Company expects to continue to generate operating losses for the foreseeable future. The accompanying consolidated financial statements do not include any adjustments as a result of this uncertainty.

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

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated balance sheet as of September 30, 2024, the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2024, and 2023 and of cash flows for the nine months ended September 30, 2024 and 2023 have been prepared by the Company, pursuant to the rules and regulations of the SEC for the interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The unaudited interim consolidated financial statements have been prepared on a basis consistent with the audited consolidated financial statements and in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the consolidated results for the interim periods presented and of the consolidated financial condition as of the date of the interim consolidated balance sheet. The results of operations are not necessarily indicative of the results expected for the year ended December 31, 2024.

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

Cash and Equivalents and Concentration of Credit Risk

The Company considers all highly liquid securities with an original maturity of less than six months to be cash equivalents. As of September 30,2024, and December 31, 2023, the Company did not hold any cash equivalents. The Company’s cash and cash equivalents in bank deposit accounts, at times, may exceed federally insured limits of $250,000.

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

As of September 30, 2024, and December 31, 2023, the Company determined an allowance for credit losses of $51,552 and $41,854, respectively.

Inventory

Inventory is stated at the lower of cost or net realizable value and accounted for using the weighted average cost method for DSTLD and first-in, first-out method for Bailey, Stateside and Sundry. The inventory balances as of September 30, 2024 and December 31, 2023 consist substantially of finished good products purchased or produced for resale, as well as any raw materials the Company purchased to modify the products and work in progress.

Inventory consisted of the following:

	September 30,	December 31,
	2024	2023
Raw materials	$722,963	$695,580
Work in process	608,432	585,387
Finished goods	3,709,123	3,568,633
Inventory	$5,040,518	$4,849,600

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

At September 30, 2024, management determined that indicators of impairment existed with regards to the Bailey44 reporting unit. The qualitative assessment was primarily due to reduced revenues of Bailey44 as compared to the Company’s projections, as well as the entity’ liabilities in excess of assets. As such, the Company recorded an impairment to intangible assets of $600,000.

Net Loss per Share

Net earnings or loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period, excluding shares subject to redemption or forfeiture. The Company presents basic and diluted net earnings or loss per share. Diluted net earnings or loss per share reflect the actual weighted average of common shares issued and outstanding during the period, adjusted for potentially dilutive securities outstanding. Potentially dilutive securities are excluded from the computation of the diluted net loss per share if their inclusion would be anti-dilutive. As all potentially dilutive securities are anti-dilutive as of September 30, 2024 and 2023, diluted net loss per share is the same as basic net loss per share for each year. Potentially dilutive items outstanding as of September 30, 2024 and 2023 are as follows:

	September 30,
	2024	2023
Series A convertible preferred stock	27,097	27,097
Series C convertible preferred stock	74,949	321,394
Common stock warrants	2,285,051	237,746
Stock options	1,566	1,558
Total potentially dilutive shares	2,388,663	587,795

The stock options and warrants above are out-of-the-money as of September 30, 2024 and 2023.

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

The following accounting pronouncements have been issued as of May 20, 2024 but are not yet effective and may affect the future financial reporting by the Company:

●	ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions: The ASU is intended to clarify the guidance when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of the security. For public business entities, the amendments in ASU 2022- 03 are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. For all other entities, the ASU is effective for fiscal years beginning after December 15, 2024, and interim periods within those fiscal years.

NOTE 4: DUE FROM FACTOR

Due to/from factor consist of the following:

	September 30,	December 31,
	2024	2023
Outstanding receivables:
Without recourse	$916,045	$808,233
With recourse	18,994	99,055
Matured funds and deposits	55,043	65,321
Advances	(551,813)	(483,187)
Credits due customers	—	(151,611)
	$438,269	$337,811

NOTE 5: GOODWILL AND INTANGIBLE ASSETS

The following is a summary of goodwill attributable to each business combination:

	September 30,	December 31
	2024	2023
Bailey	$3,158,123	$3,158,123
Stateside	2,104,056	2,104,056
Sundry	3,711,322	3,711,322
	$8,973,501	$8,973,501

The following table summarizes information relating to the Company’s identifiable intangible assets as of September 30, 2024:

	Gross	Accumulated	Carrying
	Amount	Amortization	Value
Amortized:
Customer relationships	$8,634,560	$(6,551,861)	$2,082,699
	$8,634,560	$(6,551,861)	$2,082,699

Indefinite-lived:
Brand name	5,241,880	—	5,241,880
	$13,876,440	$(6,551,861)	$7,324,579

At September 30, 2024, management determined that indicators of impairment existed with regards to the Bailey44 reporting unit. The qualitative assessment was primarily due to reduced revenues of Bailey44 as compared to the Company’s projections, as well as the entity’ liabilities in excess of assets. As such, the Company recorded an impairment to the brand name intangible asset of $600,000.

The Company recorded amortization expense of $618,543 and $719,547 during the three months ended September 30,2024 and 2023, and $2,057,637 and $2,478,824 during the nine months ended September 30, 2024 and 2023, respectively, which is included in general and administrative expenses in the consolidated statements of operations.

NOTE 6: LIABILITIES AND DEBT

Accrued Expenses and Other Liabilities

The Company accrued expenses and other liabilities line in the consolidated balance sheets is comprised of the following as of September 30, 2024, and December 31, 2023:

	September 30,	December 31,
	2024	2023
Accrued expenses	$733,865	$617,374
Payroll related liabilities	4,224,259	3,895,640
Sales tax liability	178,960	145,545
Other liabilities	99,353	99,933
	$5,236,437	$4,758,492

Convertible Debt

As of September 30, 2024 and December 31, 2023 there was $100,000 remaining in outstanding principal that was not converted into equity.

Target Capital Convertible Promissory Note

On April 30, 2024, the Company issued a convertible promissory note in the original principal amount of $250,000 (the “Note”) to Target Capital 1 LLC, an Arizona limited liability company (the “Note Holder”), with a maturity date of April 30, 2025 (the “Maturity Date”). Pursuant to the terms of the Note, the Company agreed to pay the principal sum and a one-time interest charge of $50,000 to the Note Holder. In May 2024, the Company fully repaid the Note Holder $300,000, including the principal and interest. The Company also will issue 50,000 shares of common stock to the Note Holder as commitment shares. As the shares have not been issued as of September 30, 2024, the fair value of $141,000 is included in accrued liabilities on the consolidated balance sheet.

Loan Payable — PPP and SBA Loan

In April 2022, there was a partial forgiveness of Bailey’s first PPP Loan totaling $413,705. As of September 30, 2024 and December 31, 2023, Bailey had an outstanding PPP Loan balance of $933,295, which matures in 2026.

Merchant Advances

Future Sales Receipts

In 2022 and 2023, the Company obtained several merchant advances. These advances are, for the most part, secured by expected future sales transactions of the Company with expected payments on a weekly basis. The Company made total cash repayments, pertaining to principal and interest, of $1,547,182 for the nine months ending September 30, 2024.

The following is a summary of the merchant advances as of September 30, 2024, and December 31, 2023:

	September 30,	December 31,
	2024	2023
Principal	$2,347,564	$2,960,946
Less: unamortized debt discount	(550,183)	(1,966,881)
Merchant cash advances, net	$1,797,381	$994,065

The unamortized debt discount of $550,183 will be amortized to interest expense over the expected remaining terms of the agreements through the fourth quarter of 2024. During the nine months ended September 30, 2024, the Company recorded $1,781,972 in interest expense pertaining to these advances.

Other

The Company has outstanding merchant advances with Shopify Capital. During the three months ending September 2024, the Company made repayments of $3,850. As of September 30, 2024, the remaining principal outstanding was $12,832. These advances are, for the most part, secured by expected future sales transactions of the Company with expected payments on a daily basis.

The Company also had outstanding merchant advances with Gynger, Inc. In May 2024, the Company converted the outstanding principal and accrued interest of $313,816 owed to Gynger for 106,020 shares of common stock.

Promissory Note Payable

As of September 30, 2024, and December 31, 2023, the outstanding principal on the note to the sellers of Bailey was $3,500,000. On July 5, 2023, the parties agreed to extend the maturity date to June 30, 2024. Interest expense was $105,000 and $105,000 for the three months ended September 30, 2024 and 2023 and $315,000 and $315,000 for the nine months ended September 30, 2024 and 2023, all respectively, which was accrued and unpaid as of September 30, 2024. The aforesaid mentioned Promissory note are in default as of September 30 2024.

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

In May 2024, the Company repaid $500,000 of these notes. The parties mutually extended the maturity date to November 4, 2024 and acknowledged that the default provisions had not been triggered. The amount was fully repaid on November 4, 2024. During the nine months ended September 30, 2024, the Company fully amortized the debt discount pertaining to these notes.

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

Common Stock

The Company had 1,000,000,000 shares of common stock authorized with a par value of $0.0001 as of September 30, 2024.

Common stockholders have voting rights of one vote per share. The voting, dividend, and liquidation rights of the holders of common stock are subject to and qualified by the rights, powers, and preferences of preferred stockholders.

2024 Transactions

During the nine months ended September 30, 2024, the Company issued 1,200,593 shares of common stock pursuant to an At-The-Market Offering Agreement for an at-the-market offering (the “ATM Agreement”) with H.C. Wainwright & Co., LLC, as sales agent (“Wainwright”). The Company received net proceeds of $2,478,719 pursuant to the ATM Agreement.

During the nine months ended September 30, 2024, the Company issued an aggregate of 129,110 shares of common stock pursuant to services and conversion of accounts payable totaling a fair value of $312,634.

During the nine months ended September 30, 3,442 shares of Series C Convertible Preferred Stock converted into 192,027 shares of common stock.

As previously reported, the Company entered into a securities purchase agreement with an accredited investor (the “Investor”), pursuant to which the Company issued on September 5, 2023 those certain Series A warrants to purchase 513,875 shares of common stock and Series B warrants to purchase 513,875 shares of common stock (collectively, the “Existing Warrants”), amongst other securities.

On May 3, 2024, the Company entered into that certain inducement offer to exercise common stock purchase warrants with the Investor (the “Inducement Agreement”), pursuant to which (i) the Company agreed to lower the exercise price of the Existing Warrants to $3.13 per share and (ii) the Investor agreed to exercise the Existing Warrants into 1,027,750 shares of common stock (the “Exercise Shares”) by payment of the aggregate exercise price of $3,216,857.50 (gross proceeds before expenses, including but not limited to fees to H.C. Wainwright & Co., LLC (the “Placement Agent”), the exclusive placement agent in connection therewith). The closing occurred on May 7, 2024. Through September 30, 2024, the Company had exercised 378,750 of the 1,027,750 warrants at the amended exercise price of $3.13 per share. The Company received the entire gross proceeds of $3,216,857 in May 2024, which represents the exercise of the entire 1,027,750 warrants at the $3.13 exercise price. The Company received net proceeds of $2,877,475 after placement agent fees and expenses. The Company also exercised 649,000 warrants which were prefunded through PIPE offerings in the third quarter of 2023.

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

As of September30, 2024 and December 31, 2023, there were 6,300 shares of Series A Convertible Preferred Stock issued and outstanding.

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

In October 2023, 975 shares of Series C Convertible Preferred Stock converted into 54,394 shares of common stock.

During the nine months ended September 30, 2024, 3,442 shares of Series C Convertible Preferred Stock converted into 192,027 shares of common stock.

NOTE 8: RELATED PARTY TRANSACTIONS

As of September 30, 2024 and December 31, 2023, amounts due to related parties were $426,921 and $400,012, respectively. The advances are unsecured, non-interest bearing and due on demand. Amounts due to related parties consist of current and former executives, and a board member. The related party balances are with a former officer, current director and the Chief Executive Officer.

NOTE 9: SHARE-BASED PAYMENTS

Common Stock Warrants

A summary of information related to common stock warrants for the nine months ended September 30, 2024 is as follows:

	Common	Weighted
	Stock	Average
	Warrants	Exercise Price
Outstanding - December 31, 2023	1,180,220	$25.40
Granted	2,132,581	2.92
Exercised	(1,027,750)	3.13
Forfeited	-	-
Outstanding - September 30, 2024	2,285,051	$11.60

Exercisable at December 31, 2023	1,180,220	$25.40
Exercisable at September 30, 2024	2,285,051	$11.60

Stock Options

As of September 30, 2024 and December 31, 2023, the Company had 1,566 stock options outstanding with a weighted average exercise price of $9,050 per share.

Stock-based compensation expense of $1,061 and $101,417 was recognized for the three months ended September 30, 2024 and 2023, respectively and $169,261 and $308,511 was recognized for the nine months ended September 30, 2024 and 2023. During the nine months ended September 30, 2024 and 2023, $23,998 and $43,197 was recorded to sales and marketing expense, and all other stock compensation was included in general and administrative expense in the condensed consolidated statements of operations. Total unrecognized compensation cost related to non-vested stock option awards as of September 30, 2024 amounted to $353 and will be recognized over a weighted average period of 0.03 years.

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

In September 2023, the Company entered into a lease agreement extension for a showroom space in Los Angeles, California that commences in March 2023 which expired in September 2024. The lease had a monthly base rent of $25,000. The Company initially recognized a right of use asset of $658,091 and lease liability of $1,040,812 using a discount rate of 10.0%.

In April 2024, the Company entered into a lease agreement extension for a retail outlet space in Allen, Texas that commences in April 2024 and expires in April 2027. The lease has a monthly base rent of $13,261. The Company recognized a right of use asset of $425,634 and lease liability of $425,634, using a discount rate of 10.0%.

The following is a summary of operating lease assets and liabilities:

	September 30,	December 31,
Operating leases	2024	2023

Assets
ROU operating lease assets	$365,246	$689,688

Liabilities
Current portion of operating lease	899,726	1,210,814
Non Current portion of lease liability	313,723	-
Total operating lease liabilities	$1,213,449	$1,210,814

Operating leases	September 30, 2024	December 31, 2023

Weighted average remaining lease term (years)	0.75	1.00
Weighted average discount rate	10.00%	10.00%

September 30, 2024
Future minimum payments	$1,282,975
Less imputed interest	(69,526)
Total lease obligations	$1,213,449

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

On February 7, 2023, a vendor filed a lawsuit against Digital Brands Group related to trade payables totaling approximately $182,400. Such amounts include interest due, and are included in accounts payable, net of payments made to date, in the accompanying consolidated balance sheets. The Company settled for $250,000 in October 2024, which included additional legal costs.

In August 2020 and March 2021, two lawsuits were filed against Bailey’s by third-party’s related to prior services rendered. The claims (including fines, fees, and legal expenses) total an aggregate of $96,900. Both matters were settled in February 2022 and are on payment plans which will be paid off in the second quarter of 2025.

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

All claims above, to the extent management believes it will be liable, have been included in accounts payable and accrued expenses and other liabilities in the accompanying consolidated balance sheet as of September 30, 2024.

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

NOTE 12: SUBSEQUENT EVENTS

As previously reported, the Company and various purchasers (the “Investors”) executed a securities purchase agreement (the “SPA”) on or around April 7, 2023, whereby the Investors purchased from the Company promissory notes in the aggregate principal amount of approximately $2,500,000 (the “Original Notes”), and the remaining balances of such Original Notes as of October 1, 2023, were exchanged by the Investors for replacement promissory notes issued on October 1, 2023, in the aggregate principal amount of approximately $1,789,668.37 (the “Exchange Notes”). In addition, as previously reported, the Company entered into settlement agreements with the Investors (each a “Settlement Agreement”) on May 24, 2024, pursuant to which the Company agreed to pay aggregate cash payments equal to $1,789,668.37 to extinguish all obligations and claims under the SPA, Original Notes, and Exchange Notes, as follows: (i) $500,000.00 on or before May 28, 2024 and (ii) $1,289,668.37 on or before September 30, 2024 (the “Final Payment”). On October 3, 2024, the Company entered into amendments to each Settlement Agreement with the Investors (each an “Amendment”), whereby the Final Payment due date was extended to October 31, 2024. On November 1, 2024, the Company entered into a second amendment to each Settlement Agreement with the Investors (each an “Amendment”), whereby the Final Payment due date was extended to November 4, 2024. On November 4, 2024, the Company paid the Final Payment to extinguish all obligations and claims under the SPA, Original Notes, and Exchange Notes.

Between October 3, 2024 and October 15, 2024, the Company issued 1,311,345 shares of the Company’s common stock (the “Shares”) to a certain note holder upon conversion of a portion of their promissory note originally issued by the Company on or around October 1, 2023 (the “Note”). On October 16, 2024, the Company became aware that the issuance of the Shares was in error and not permitted under the terms of the Note due to the requirement thereunder that stockholder approval be obtained prior to the issuance of more than 19.9% of the Company’s pre-transaction shares outstanding upon conversion(s) of the Note, as referenced and specifically required under Nasdaq Listing Rule 5635(d). The Company then notified the note holder that the Shares must be returned to the Company’s transfer agent for cancellation. Accordingly, the note holder is in the process of returning the Shares to the Company’s transfer agent for cancellation. Upon cancellation of the Shares, the Company’s issued and outstanding common stock count will decrease by 1,311,345 shares. The Company is in communications with The Nasdaq Stock Market LLC regarding the aforementioned erroneous issuance of the Shares and subsequent remediation actions.

On November 5, 2024, the Holder facilitated the cancellation of 1,311,345 shares of the Company’s common stock in accordance with the Company’s remediation plan.

Completion of offering Common Stock and Pre-Funded Warrants

On October 28, 2024, the Company entered into securities purchase agreements (the “Purchase Agreements”) with certain accredited investors named therein (the “Purchasers”), pursuant to which the Company agreed to issue and sell, in a best efforts offering (the “Offering”): (i) 6,233,650 shares of common stock (the “Common Stock”), at a purchase price of $0.10 per share of Common Stock, and (ii) 24,109,350 pre-funded warrants (“Pre-Funded Warrants”) to purchase Common Stock, at a purchase price of $0.0999 per Pre-Funded Warrant, immediately exercisable at an exercise price of $0.0001 per share. The Purchase Agreement contains customary representations and warranties and agreements of the Company and the Purchasers and customary indemnification rights and obligations of the parties. The Offering closed on October 30, 2024.

The Company offered Pre-Funded Warrants to those Purchasers whose purchase of Common Stock in the Offering would have resulted in the Purchaser, together with its affiliates and certain related parties, beneficially owning more than 4.99% (or at the election of the Purchaser, 9.99%) of our Common Stock immediately following the consummation of the Offering in lieu of the Common Stock that would otherwise result in ownership in excess of 4.99% (or at the election of the purchaser, 9.99%) of the outstanding Common Stock of the Company. The Pre-Funded Warrants may be exercised commencing on the issuance date and do not expire. The Pre-Funded Warrants are exercisable for cash; provided, however that they may be exercised on a cashless exercise basis if, at the time of exercise, there is no effective registration statement registering, or no current prospectus available for, the issuance or resale of the Common Stock issuable upon exercise of the Pre-Funded Warrants.

The Common Stock, the Pre-Funded Warrants, and the Common Stock issuable upon exercise of the Pre-Funded Warrants were offered pursuant to a registration statement on Form S-1 as filed with the SEC on October 24, 2024, as amended, and was declared effective on October 28, 2024 (the “Registration Statement”).

RBW Capital Partners LLC, acting through Dominari Securities LLC (the “Placement Agent”), acted as the exclusive placement agent for the Offering pursuant to a Placement Agency Agreement dated October 28, 2024 (the “Placement Agency Agreement”) by and between the Company and the Placement Agent.

The Offering resulted in gross proceeds to the Company of approximately $3,000,000, before deducting placement agent fees and commissions and other offering expenses, and excluding proceeds to the Company, if any, that may result from the future exercise of the Pre-Funded Warrants issued in the Offering. As compensation to the Placement Agent, as the exclusive placement agent in connection with the Offering, the Company paid to the Placement Agent a cash fee of 8.0% of the aggregate gross proceeds raised in the Offering, a non-accountable expense allowance of 1.0% of the aggregate gross proceeds raised in the Offering, reimbursement of up to $50,000 for expenses of legal counsel and other actual out-of-pocket expenses, and up to $15,950 for clearing agent closing costs.

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

Recent Developments

Nasdaq Listing

On October 2, 2024, the Company received a letter from the Staff of Nasdaq notifying the Company that the Staff has determined to delist the Company’s common stock from Nasdaq at the opening of business on October 11, 2024, based on the Company’s failure to maintain a minimum bid price of $1 per share per Listing Rule 5550(a)(2), unless the Company requests an appeal of such determination by October 9, 2024. The Company submitted the appeal request to Nasdaq on October 9, 2024. Nasdaq granted a hearing of the appeal to be held on December 3, 2024.

The Company and various purchasers (the “Investors”) executed a securities purchase agreement (the “SPA”) on or around April 7, 2023, whereby the Investors purchased from the Company promissory notes in the aggregate principal amount of approximately $2,500,000 (the “Original Notes”), and the remaining balances of such Original Notes as of October 1, 2023, were exchanged by the Investors for replacement promissory notes issued on October 1, 2023, in the aggregate principal amount of approximately $1,789,668.37 (the “2023 Notes”). On May 24, 2024, the Company entered into settlement agreements with the Investors (each a “Settlement Agreement”), pursuant to which the Company agreed to pay aggregate cash payments equal to $1,789,668.37 to extinguish all obligations and claims under the SPA, Original Notes, and 2023 Notes, as follows: (i) $500,000.00 on or before May 28, 2024 and (ii) $1,289,668.37 on or before September 30, 2024 (the “Final Payment”).  On or around October 3, 2024, the Company entered into amendments to each Settlement Agreement with the Investors, whereby the Final Payment due date was extended to October 31, 2024.

Between July 1, 2024 and October 22, 2024, the Company issued and sold 5,256,263 shares of Common Stock (the “Recent ATM Share Sales”) to H.C. Wainwright & Co., LLC (the “Agent”) as sales agent or principal, pursuant to the terms of the Company’s previously announced At-The-Market Offering Agreement, dated December 27, 2023, between us and the Agent (the “Sales Agreement”). The Company received net proceeds of $2,063,396.00 from the Recent ATM Share Sales.

Completion of Offering Common Stock and Pre-Funded Warrants

On October 28, 2024, the Company entered into securities purchase agreements (the “Purchase Agreements”) with certain accredited investors named therein (the “Purchasers”), pursuant to which the Company agreed to issue and sell, in a best efforts offering (the “Offering”): (i) 6,233,650 shares of common stock (the “Common Stock”), at a purchase price of $0.10 per share of Common Stock, and (ii) 24,109,350 pre-funded warrants (“Pre-Funded Warrants”) to purchase Common Stock, at a purchase price of $0.0999 per Pre-Funded Warrant, immediately exercisable at an exercise price of $0.0001 per share. The Purchase Agreement contains customary representations and warranties and agreements of the Company and the Purchasers and customary indemnification rights and obligations of the parties. The Offering closed on October 30, 2024.

The Offering resulted in gross proceeds to the Company of approximately $3,000,000, before deducting placement agent fees and commissions and other offering expenses, and excluding proceeds to the Company, if any, that may result from the future exercise of the Pre-Funded Warrants issued in the Offering. As compensation to the Placement Agent, as the exclusive placement agent in connection with the Offering, the Company paid to the Placement Agent a cash fee of 8.0% of the aggregate gross proceeds raised in the Offering, a non-accountable expense allowance of 1.0% of the aggregate gross proceeds raised in the Offering, reimbursement of up to $50,000 for expenses of legal counsel and other actual out-of-pocket expenses, and up to $15,950 for clearing agent closing costs.

Our Company

Digital Brands is a curated collection of lifestyle brands, including Bailey, DSTLD, Sundry and Avo, that offers a variety of apparel products through direct-to- consumer and wholesale distribution. Our complementary brand portfolio provides us with the unique opportunity to cross merchandise our brands. We aim for our customers to wear our brands head to toe and to capture what we call “closet share” by gaining insight into their preferences to create targeted and personalized content specific to their cohort. Operating our brands under one portfolio provides us with the ability to better utilize our technological, human capital and operational capabilities across all brands. As a result, we have been able to realize operational efficiencies and continue to identify additional cost saving opportunities to scale our brands and overall portfolio.

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

Avo – Brand Summary

Avo is a women’s essential brand that will offer t-shirts, sweats, dresses, sweaters and athleisure. Avo eliminates the wholesale mark-up, so its products have a sharper price point. Avo also offers larger discounts when the customer bundles multiple products to their cart, which allows Avo to leverage its shipping and fulfillment costs. Avo leverages the Company’s current design and supply chain infrastructure, so we use similar or the same fabrics and contractors for Avo that we do for our other brands.

Avo launched in late August 2024 and prices for t-shirts range from $20 to $50 based on the size of the customer’s bundle. Other product prices will range from $17.50 for tanks to $198 for sweaters with no retail price above $99 if the customer bundles three units or more. If the customer bundles two units then they receive a 40% discount and if they bundle three units or more the customer receives a 60% discount.

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

Substantial Indebtedness

As of September 30, 2024, we had an aggregate principal amount of debt outstanding of approximately $8.2 million. We believe this is an amount of indebtedness which may be considered significant for a company of our size and current revenue base. Our substantial debt could have important consequences to us. For example, it could:

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

Three Months Ended September 30, 2024 compared to Three Months Ended September 30, 2023

The following table presents our results of operations for the Three months ended September 30, 2024 and 2023:

	Three Months Ended
	September 30,
	2024	2023
Net revenues	$2,440,801	$3,257,332
Cost of net revenues	1,319,214	1,554,044
Gross profit	1,121,587	1,703,288
General and administrative	2,429,040	3,735,527
Sales and marketing	655,833	1,151,326
Other operating (income) / expenses	780,879	238,546
Operating (loss) /income	(2,144,165)	(3,422,162)
Other expenses	(797,072)	(2,013,832)
Loss before provision for income taxes	(3,541,237)	(5,435,994)
Provision for income taxes	-	-
Net income/(loss) from continuing operations	$(3,541,237)	$(5,435,994)

Net Revenues

Revenues decreased by $0.8 million to $2.4 million for the three months ended September 30, 2024, compared to $3.3 million in the corresponding fiscal period in 2023. The decrease was primarily due to a delay in wholesale shipments in April 2024, and lower ecommerce revenues across each brand due to less digital advertising spend.

Gross Profit

Our gross profit decreased by $0.6 million for the three months ended September 30, 2024 to $1.1 million from a gross profit of $1.7 million for the corresponding fiscal period in 2023. The decrease in gross margin was primarily attributable to a decrease in sales.

Our gross margin was 46% for three months ended September 30, 2024, compared to 52% for the three months ended June 30, 2023. The decrease in gross margin was due to corresponding decrease in the ecommerce revenue.

Operating Expenses/(Income)

Our operating expenses decreased by $1.3 million for the three months ended September 30, 2024 to $3.8 million compared to $5.1 million for the corresponding fiscal period in 2023. General and administrative expenses decreased by $1.3 million, and sales and marketing expenses decreased by $0.5 million. The deceases were primarily due to cost cutting measures and synergies from the Sundry acquisition including the elimination of its warehouse, office, fulfillment and redundancies in headcount. In the third quarter of 2024, the Company recorded impairment expense of $600,000 pertaining to Bailey’s intangibles.

Other Income (Expenses)

Other expenses were $0.8 million while other expense was $2.0 million for the three months ended September 30, 2024 and 2023, respectively, primarily consisting of interest expense.

Net Loss from Continuing Operations

Our net loss from continuing operations decreased by $1.9 million to a net loss from continuing operations of $3.5 million for the three months ended September 30, 2024 compared to income from continuing operations of $5.4 million for the corresponding fiscal period in 2023, primarily due to the change in fair value of contingent consideration in 2023 and lower gross profit in 2024, partially offset by lower general and administrative and sales and marketing expenses.

Nine Months Ended September 30, 2024 compared to Nine Months Ended September 30, 2023

The following table presents our results of operations for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended
	September 30,
	2024	2023
Net revenues	$9,413,457	$12,127,135
Cost of net revenues	5,012,457	6,054,532
Gross profit	4,401,000	6,032,603
General and administrative	6,347,460	12,115,590
Sales and marketing	1,979,173	3,188,054
Other operating expenses/(income)	1,345,412	(9,947,530)
Operating (loss)/income	(4,671,045)	676,489
Other expenses	(2,464,407)	(5,642,068)
Loss before provision for income taxes	(7,735,453)	(4,965,579)
Provision for income taxes	-	-
Net income/(loss) from continuing operations	$(7,735,453)	$(4,965,579)

Net Revenues

Revenues decreased by $2.7 million to $9.4 million for the nine months ended September 30, 2024, compared to $12.1 million in the corresponding fiscal period in 2023. The decrease was primarily due to a delay in wholesale shipments in April 2024, and lower ecommerce revenues across each brand due to less digital advertising spend.

Gross Profit

Our gross profit decreased by $1.6 million for the nine months ended September 30, 2024 to $4.4 million from a gross profit of $6 million for the corresponding fiscal period in 2023. The decrease in gross margin was primarily attributable to a decrease in sales.

Our gross margin was 47% for nine months ended September 30, 2024, compared to 50% for the nine months ended September 30, 2023. The decrease in gross margin was due to corresponding decrease in the ecommerce revenue.

Operating Expenses

Our operating expenses increased by $4.3 million for the nine months ended September 30, 2024 to $9.7 million compared to $5.4 million for the corresponding fiscal period in 2023. General and administrative expenses decreased by $5.7 million, and sales and marketing expenses decreased by $1.2 million. The deceases were primarily due to cost cutting measures and synergies from the Sundry acquisition including the elimination of its warehouse, office, fulfillment and redundancies in headcount. Other operating expenses included a gain of $10.7 million in 2023 due to the change in fair value of contingent consideration. In the third quarter of 2024, the Company recorded impairment expense of $600,000 pertaining to Bailey’s intangibles.

Other Income (Expenses)

Other expenses were $2.5 million while other expense was $5.6 million for the nine months ended September 30, 2024 and 2023, respectively. Interest expense in 2024 decreased due to less merchant advances and lower principal on outstanding loans.

Net Loss from Continuing Operations

Our net loss from continuing operations increased by $2.7 million to a net loss from continuing operations of $7.7 million for the nine months ended September 30, 2024 compared to income from continuing operations of $5.0 million for the corresponding fiscal period in 2023, primarily due to the change in fair value of contingent consideration in 2023 and lower gross profit in 2024, partially offset by lower general and administrative and sales and marketing expenses.

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

As of September 30, 2024, we had cash of $158,601, but we had a working capital deficit of $16.0 million. The Company requires significant capital to meet its obligations as they become due. These factors raise substantial doubt about our Company’s ability to continue as a going concern. Throughout the next twelve months, the Company intends to fund its operations primarily from the funds raised through the equity line of credit agreement. The Company may pursue secondary offerings or debt financings to provide working capital and satisfy debt obligations. There can be no assurance as to the availability or terms upon which such financing and capital might be available in the future. If the Company is unable to secure additional funding, it may be forced to curtail or suspend its business plans.

Cash Flow Activities

The following table presents selected captions from our condensed statement of cash flows for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended
	September 30,
	2024	2023
Net cash provided by operating activities:
Net loss	$(7,735,453)	$(6,582,082)
Non-cash adjustments	$6,025,549	$(1,717,038)
Change in operating assets and liabilities	$(1,583,366)	$1,787,481
Net cash used in operating activities	$(3,293,269)	$(6,457,639)
Net cash provided by (used in) investing activities	$(101,081)	$41,331
Net cash provided by financing activities	$3,662,923	$6,207,950
Net change in cash	$268,573	$(208,357)

Cash Flows Used In Operating Activities

Our cash used by operating activities decreased by $3.2 million to cash used of $3.3 million for the nine months ended September 30, 2024, as compared to cash used of $6.5 million for the corresponding fiscal period in 2023. The decrease in net cash used in operating activities was primarily driven by non-cash charges in 2024, partially offset by our net loss and cash used in operating assets and liabilities.

Cash Flows Provided By (Used in) Investing Activities

Our cash used investing activities was $101,080 in the nine months ended September 30, 2024, primarily due to purchase of property, equipment & software and deposits on leases.

Our cash provided by investing activities was $41,331 in 2023 primarily due to a reduction of deposits, partially offset by purchase of property and cash sold in the H&J disposition.

Cash Flows Provided by Financing Activities

Cash provided by financing activities was $3.7 million for the nine months ended September 30, 2024. Cash inflows included $5.4 million in net proceeds from the issuance from the common stock for cash and $0.8 million in proceeds from loans and notes. Cash outflows are primarily due to $2.5 million in repayments of notes.

Contractual Obligations and Commitments

As of September 30, 2024, we had $8.2 million in outstanding principal on debt, primarily our promissory notes due to the Bailey44 Sellers, the March 2023 Notes, PPP and merchant advances. Aside from our remaining non-current SBA obligations, all outstanding loans have maturity dates through 2024.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, who serve as our principal executive officer and principal financial and accounting officer, respectively, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. In making this evaluation, our management considered the material weakness in our internal control over financial reporting described below. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of such date.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On February 7, 2023, a vendor filed a lawsuit against Digital Brands Group related to trade payables totaling approximately $182,400. Such amounts include interest due, and are included in accounts payable, net of payments made to date, in the accompanying consolidated balance sheets. The Company settled for $250,000, in October 2024, which included additional legal costs.

In August 2020 and March 2021, two lawsuits were filed against Bailey’s by third-party’s related to prior services rendered. The claims (including fines, fees, and legal expenses) total an aggregate of $96,900. Both matters were settled in February 2022 and are on payment plans which will be paid off in the second quarter of 2025.

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

All claims above, to the extent management believes it will be liable, have been included in accounts payable and accrued expenses and other liabilities in the accompanying consolidated balance sheet as of September 30, 2024.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 3,442 shares of Series C Convertible Preferred Stock converted into 192,027 shares of common stock.

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

Through September 30, 2024, the Company had exercised 378,750 of the 1,027,750 warrants at the amended exercise price of $3.13 per share. The Company received the entire gross proceeds of $3,216,857 in May 2024, which represents the exercise of the entire 1,027,750 warrants at the $3.13 exercise price. The Company received net proceeds of $2,877,475 after placement agent fees and expenses. Company also exercised 649,000 warrants which were prefunded through PIPE offerings in the third of 2023.

In July 2024, the Company issued 60,527 shares of common stock to a vendor for services rendered for a total value of $172,501.

In July 2024, 299 shares of Series C Convertible Preferred Stock converted into 16,681 shares of common stock.

In August 2024, 101 shares of Series C Convertible Preferred Stock converted into 5,635 shares of common stock.

In August 2024, the Company issued 106,020 shares of common stock to a commercial debt holder in satisfaction of $313,816.45 of debt.

Between October 3, 2024 and October 15, 2024, the Company issued 1,311,345 shares of the Company’s common stock (the “Shares”) to a certain note holder upon conversion of a portion of their promissory note originally issued by the Company on or around October 1, 2023 (the “Note”). On October 16, 2024, the Company became aware that the issuance of the Shares was in error and not permitted under the terms of the Note due to the requirement thereunder that stockholder approval be obtained prior to the issuance of more than 19.9% of the Company’s pre-transaction shares outstanding upon conversion(s) of the Note, as referenced and specifically required under Nasdaq Listing Rule 5635(d). The Company then notified the note holder that the Shares must be returned to the Company’s transfer agent for cancellation. Accordingly, the note holder is in the process of returning the Shares to the Company’s transfer agent for cancellation. Upon cancellation of the Shares, the Company’s issued and outstanding common stock count will decrease by 1,311,345 shares. On November 5, 2024, the Holder facilitated the cancellation of 1,311,345 shares of the Company’s common stock in accordance with the Company’s remediation plan.

The above issuances were made pursuant to an exemption from registration pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

(a) None.

(b) There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the Company last provided disclosure in response to the requirements of Item 407(c)(3) of Regulation S-K.

(c) During the quarter ended September 30, 2024, no director or officer of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

ITEM 6. EXHIBITS

Exhibit Number	Description
1.1	Placement Agency Agreement by and between Digital Brands Group, Inc. and RBW Capital Partners LLC, acting through Dominari Securities LLC, dated October 28, 2024 (incorporated by reference to registrant’s Current Report on Form 8-K filed with the SEC on October 31, 2024).
4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.32 of Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed on October 24, 2024).
10.1	Form of Amendment to Settlement Agreement (incorporated by reference to Exhibit 10.1 to Digital Brands Group Inc.’s Current Report on Form 8-K filed with the SEC on October 4, 2024)
10.2	Form of Securities Purchase Agreement by and between Digital Brands Group, Inc. and the Purchasers dated October 28, 2024 (incorporated by reference to Exhibit 10.48 of Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed on October 24, 2024)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a)
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a)
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350
101.INS*	Inline XBRL Instance
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation
101.LAB*	Inline XBRL Taxonomy Extension Labels
101.PRE*	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith

# Indicates management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL BRANDS GROUP, INC.

November 14, 2024	By:	/s/ John Hilburn Davis, IV
John Hilburn Davis, IV, Chief Executive Officer

November 14, 2024	By:	/s/ Reid Yeoman
Reid Yeoman, Chief Financial Officer

