Form 10-Q/A
period 2024-09-30
Digital Brands Group, Inc.
filed 2024-11-15
CIK 1668010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Digital Brands Group, Inc. (the “Company”) filed its Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, with the Securities and Exchange Commission (“SEC”) on November 14, 2024 (the “Original Form 10-Q”). This Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) is being filed to:

(i)	insert additional disclosure relating to post-quarter end shareholder’s equity in subsequent events;
(ii)	provide current dated certifications; and
(iii)	correct an immaterial error on the table of contents.

The following items have been amended in this Amendment No. 1:

●	Part I — Item 1. Note 12 (Subsequent Events) of the Notes to the Unaudited Condensed Consolidated Financial Statements
●	Part I – Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments”
●	Part II – Item 6. Exhibits

Except as described above, no other changes have been made to the Original Form 10-Q, and Amendment No. 1 does not modify, amend or update in any way other information contained in the Original Form 10-Q. Amendment No. 1 does not reflect events that may have occurred subsequent to the filing date of the Original Form 10-Q.

DIGITAL BRANDS GROUP, INC.

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

The Offering resulted in gross proceeds to the Company of approximately $3,000,000, before deducting placement agent fees and commissions and other offering expenses, and excluding proceeds to the Company, if any, that may result from the future exercise of the Pre-Funded Warrants issued in the Offering. As compensation to the Placement Agent, as the exclusive placement agent in connection with the Offering, the Company paid to the Placement Agent a cash fee of 8.0% of the aggregate gross proceeds raised in the Offering, a non-accountable expense allowance of 1.0% of the aggregate gross proceeds raised in the Offering, reimbursement of up to $50,000 for expenses of legal counsel and other actual out-of-pocket expenses, and up to $15,950 for clearing agent closing costs. The Company received net proceeds of approximately $2,555,261 from the Offering (the “Public Offering Proceeds”).

Shareholder Equity

Between October 1, 2024 and October 22, 2024, the Company issued and sold 4,500,579 shares of Common Stock to the Agent as sales agent or principal, pursuant to the terms of the Sales Agreement, in exchange for net proceeds of approximately $1,320,873 (the “October ATM Proceeds”). As a result of the Company’s receipt of the October ATM Proceeds and Public Offering Proceeds, the Company’s shareholder equity exceeds $2,500,000 as of the date of the filing of this Amendment No. 1.

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

Shareholder Equity

Between October 1, 2024 and October 22, 2024, the Company issued and sold 4,500,579 shares of Common Stock to the Agent as sales agent or principal, pursuant to the terms of the Sales Agreement, in exchange for net proceeds of approximately $1,320,873 (the “October ATM Proceeds”). As a result of the Company’s receipt of the October ATM Proceeds and Public Offering Proceeds, the Company’s shareholder equity exceeds $2,500,000 as of the date of the filing of this Amendment No. 1.

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

DIGITAL BRANDS GROUP, INC.

November 15, 2024	By:	/s/ John Hilburn Davis, IV
John Hilburn Davis, IV, Chief Executive Officer

November 15, 2024	By:	/s/ Reid Yeoman
Reid Yeoman, Chief Financial Officer

