Form 10-K
period 2024-12-31
Digital Brands Group, Inc.
filed 2025-04-09
CIK 1668010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

(209) 651-0172

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of the shares of common stock on June 28, 2024 was approximately $3,341,932. Shares of the registrant’s common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant have been excluded from this computation. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of April 9, 2025, the Company had 4,146,494 shares of common stock, $0.0001 par value, issued and outstanding.

Documents Incorporated by Reference: None.

DIGITAL BRANDS GROUP, NC.

FORM 10-K

i

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

Important factors that could cause our results to vary from expectations include, but are not limited to:

●	substantial doubt about the Company’s ability to continue as a going concern due to illiquidity issues;

●	the potential for additional impairments of intangible assets;

●	our lack of combined operating history;

●	the impact of persistent inflation and its effect on our supply chain and inventory;

●	the impact of adverse macroeconomic and geopolitical conditions, including trade policies and tariffs;

●	the impact of a potentially moderate or severe economic recession;

●	the highly fragmented and competitive nature of our industry;

●	our ability to successfully locate and acquire companies in the apparel business, to obtain debt and/or equity financing for that purpose and to successfully integrate them into our business and manage our internal growth;

●	loss of any of our executives and managers;

●	quarterly variations in our operating results;

●	our ability to attract and retain qualified employees while controlling labor costs;

●	our ability to manage our working capital to facilitate our inventory management;

●	disruptions in the manufacturing and supply chains;

●	our ability to adapt our product offerings to changing preferences and consumer tastes;

●	our exposure to claims relating to employment violations and workplace injuries;

●	our exposure to claims arising from our acquired operations;

●	the potential for asset impairments when we acquire businesses;

●	disruptions in our information technology systems;

●	restrictions imposed on our operations by our credit facility and by other indebtedness we may incur in the future;

●	our ability to implement and maintain effective internal control over financial reporting; and

●	additional factors discussed under the sections captioned “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.”

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

PART I

References in this Annual Report on Form 10-K to “we,” “us,” “Digital Brands Group,” “DBG,” “Company,” or “our company” are to Digital Brands Group, Inc., a Delaware corporation, and its consolidated subsidiaries, Bailey 44, LLC (“Bailey”), MOSBEST, LLC (“Stateside”) and SUNNYSIDE, LLC (“Sundry”). References to “management” or our “management team” are to our executive officers and directors.

On August 22, 2023, the Company effectuated a 1-for-25 reverse stock split of its outstanding common stock (the “2023 Reverse Stock Split”). On December 12, 2024, the Company effectuated a 1-for-50 reverse stock split of its outstanding common stock (the “2024 Reverse Stock Split,” and together with the 2023 Reverse Stock Split, the “Reverse Stock Splits”). Unless otherwise indicated, all amounts and values presented in this Annual Report on Form 10-K have been retroactively adjusted to reflect the Reverse Stock Splits for all periods presented.

ITEM 1.	BUSINESS

Company Overview

We are a curated collection of lifestyle brands, including Bailey, DSTLD, Stateside, Sundry and Avo, that offers a variety of apparel products through direct-to-consumer and wholesale distribution. Our complementary brand portfolio provides us with the unique opportunity to cross merchandise our brands. We aim for our customers to wear our brands head to toe and to capture what we call “closet share” by gaining insight into their preferences to create targeted and personalized content specific to their cohort. Operating our brands under one portfolio provides us with the ability to better utilize our technological, human capital and operational capabilities across all brands. As a result, we have been able to realize operational efficiencies and continue to identify additional cost-saving opportunities to scale our brands and overall portfolio.

Recent Developments

In April of 2024, we entered into a retail store sublease for approximately 3.5 years at the Simon Premium Outlet in Allen, TX, a suburb of Dallas. We opened the store in April 2024. The Company closed the store in October 2024 to focus on its e-commerce strategy with VaynerCommerce, a digital marketing agency.

On October 2, 2024, the Company received a letter from the Listing Qualifications Staff (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that the Staff has determined to delist the Company’s common stock from Nasdaq at the opening of business on October 11, 2024, based on the Company’s failure to maintain a minimum bid price of $1 per share per Listing Rule 5550(a)(2), unless the Company requests an appeal of such determination by October 9, 2024. The Company submitted the appeal request to Nasdaq on October 9, 2024. Nasdaq granted a hearing of the appeal to be held on December 3, 2024. On November 20, 2024, the Company received notice from the Staff of Nasdaq that the Company no longer satisfied the $35,000,000 market value of listed securities requirement, or the alternative $2,500,000 stockholders’ equity requirement, as set forth in Listing Rule 5550(b), and that such failure would serve as an additional basis for the delisting of the Company’s securities from Nasdaq. In the Company’s Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the period ended September 30, 2024 (the “Q3 Report”), filed with the SEC on November 15, 2024, the Company reported stockholders’ equity of $19,046 and, therefore, no longer complied with the Rule. On December 16, 2024, the Staff of Nasdaq notified the Company that the Nasdaq Hearings Panel (the “Panel”) determined to delist the Company’s common stock and trading of the Company’s securities was suspended on Nasdaq at the open of trading on December 18, 2024. Immediately after the delisting of the Company’s common stock, the Company’s common stock began being quoted on the OTC Pink Market under its existing symbol, “DBGI”. The Panel reached its decision because the Company was in violation of Listing Rules 5550(a)(2), 5550(b)(1), and 5635, the Bid Price, Shareholders’ Equity, and Shareholder Approval Rules, respectively.

The Company and various purchasers (the “Investors”) executed a securities purchase agreement (the “SPA”) on or around April 7, 2023, whereby the Investors purchased from the Company promissory notes in the aggregate principal amount of approximately $2,500,000 (the “Original Notes”), and the remaining balances of such Original Notes as of October 1, 2023, were exchanged by the Investors for replacement promissory notes issued on October 1, 2023, in the aggregate principal amount of approximately $1,789,668.37 (the “2023 Notes”). On May 24, 2024, the Company entered into settlement agreements with the Investors (each a “Settlement Agreement”), pursuant to which the Company agreed to pay aggregate cash payments equal to $1,789,668.37 to extinguish all obligations and claims under the SPA, Original Notes, and 2023 Notes, as follows: (i) $500,000.00 on or before May 28, 2024 and (ii) $1,289,668.37 on or before September 30, 2024 (the “Final Payment”). On or around October 3, 2024, the Company entered into amendments to each Settlement Agreement with the Investors, whereby the Final Payment due date was extended to October 31, 2024. On November 1, 2024, the Company entered into a second amendment to each Settlement Agreement with the Investors, whereby the Final Payment due date was extended to November 4, 2024. On November 4, 2024, the Company paid the Final Payment to extinguish all obligations and claims under the SPA, Original Notes, and 2023 Notes.

Between July 1, 2024 and October 22, 2024, the Company issued and sold 105,125 shares of Common Stock (the “Recent ATM Share Sales”) to H.C. Wainwright & Co., LLC (the “Agent”) as sales agent or principal, pursuant to the terms of the Company’s previously announced At-The-Market Offering Agreement, dated December 27, 2023, between us and the Agent (the “Sales Agreement”). The Company received net proceeds of $2,063,386 from the Recent ATM Share Sales. Between October 23, 2024 and December 17, 2024, the Company issued and sold 65,236 shares of Common Stock to the Agent as sales agent or principal, pursuant to the terms of the Sales Agreement, and received net proceeds of $278,160.

Between October 3, 2024 and October 15, 2024, the Company issued 26,226 shares of the Company’s common stock (the “Shares”) to a certain note holder upon conversion of a portion of their promissory note originally issued by the Company on or around October 1, 2023 (the “Note”). On October 16, 2024, the Company became aware that the issuance of the Shares was in error and not permitted under the terms of the Note due to the requirement thereunder that stockholder approval be obtained prior to the issuance of more than 19.9% of the Company’s pre-transaction shares outstanding upon conversion(s) of the Note, as referenced and specifically required under Nasdaq Listing Rule 5635(d). The Company then notified the note holder that the Shares must be returned to the Company’s transfer agent for cancellation. On November 5, 2024, the holder facilitated the cancellation of 26,226 shares of the Company’s common stock in accordance with the Company’s remediation plan. The Company communicated with The Nasdaq Stock Market LLC regarding the aforementioned erroneous issuance of the Shares and subsequent remediation actions. The Listing Qualifications Staff (the “Staff”) of The Nasdaq Stock Market LLC considered the Company’s non-compliance with Nasdaq Listing Rule 5635(d) as an additional basis for the delisting of the Company’s securities from Nasdaq.

On October 28, 2024, the Company entered into securities purchase agreements (the “Purchase Agreements”) with certain accredited investors named therein (the “Purchasers”), pursuant to which the Company agreed to issue and sell, in a best efforts offering (the “Offering”): (i) 124,673 shares of common stock (the “Common Stock”), at a purchase price of $5.00 per share of Common Stock, and (ii) 482,187 pre-funded warrants (“Pre-Funded Warrants”) to purchase Common Stock, at a purchase price of $4.995 per Pre-Funded Warrant, immediately exercisable at an exercise price of $0.005 per share. The Purchase Agreement contained customary representations and warranties and agreements of the Company and the Purchasers and customary indemnification rights and obligations of the parties. The Offering closed on October 30, 2024.

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

On December 9, 2024, the Company filed a certificate of amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware to effectuate the 2024 Reverse Stock Split at a ratio of 1-for-50 (the “Amendment”). The Amendment became effective at 5:00 PM ET on December 12, 2024.

On or around January 17, 2025, the Company closed a private placement pursuant to a securities purchase agreement with a certain accredited investor, pursuant to which the Company agreed to issue and sell, in a private placement, a promissory note in the principal amount of $121,900 (the “January 2025 Note”). The January 2025 Note is convertible into common stock upon default at a conversion price equal to 61% of the lowest closing bid price during the ten trading days prior to the conversion date. The January 2025 Note provides that the total number of shares of common stock that may be issued upon conversion thereof shall not exceed 19.99% of the shares of Common Stock outstanding as of the issuance date of the January 2025 Note.

On or around January 20, 2025, the Company entered into a vendor agreement (the “Vendor Agreement”) with MavDB Consulting LLC (the “Vendor”). The engagement of the Vendor is for a five (5) year period and the vendor services to be provided include, but are not limited to, product content production, social media marketing, engagement of influencers and student athletes for product awareness, and event and staffing costs (the “Services”). In consideration for the Services, the Company will pay the Vendor a vendor fee equal to $3,000,000 (the “Cash Fee”) within thirty calendar days after the date of the Vendor Agreement (the “Payment Period”), provided, however, that Vendor may elect to receive the Vendor Shares (as defined below) and/or Vendor Pre-Funded Warrants (as defined below) as described below in lieu of the Cash Fee by providing written notice to the Company of such election during the Payment Period (the “Written Notice”). The “Vendor Shares” shall mean a number of Common Stock equal to the Cash Fee divided by $1.45, provided, however, if the issuance of any of the Vendor Shares would cause the Vendor to exceed 4.99% of the of the outstanding Common Stock, as determined in accordance with Section 16 of the Exchange Act and the regulations promulgated thereunder, then the Company shall instead issue to Vendor pre-funded warrants (the “Vendor Pre-Funded Warrants”) for the purchase of the amount of Vendor Shares in excess of the beneficial ownership limitation, provided, further, that if the Vendor specifies in the Written Notice that the Vendor elects to receive Vendor Pre-Funded Warrants in lieu of the entire amount of the Vendor Shares, then the Company shall instead issue to Vendor the Vendor Pre-Funded Warrants to purchase the entire amount of the Vendor Shares. The Vendor delivered the Written Notice to the Company during the Payment Period and the Company issued the Vendor Pre-Funded Warrants for the purchase of 2,068,965 shares of Common Stock to Vendor on January 21, 2025.

The Vendor Pre-Funded Warrants have an initial exercise price per share of Common Stock equal to $0.01. The Vendor Pre-Funded Warrants are immediately exercisable and will expire five (5) years after the issuance date of the Vendor Pre-Funded Warrants. The exercise price and number of shares of Common Stock issuable upon exercise is subject to appropriate adjustment in the event of share dividends, share splits, reorganizations or similar events. The Vendor Pre-Funded Warrants will be exercisable, at the option of the Vendor, in whole or in part, by delivering to us a duly executed exercise notice accompanied by payment in full for the number of shares of Common Stock purchased upon such exercise (except in the case of a cashless exercise). The Vendor (together with its affiliates) may not exercise any portion of the Vendor Pre-Funded Warrants to the extent that the Vendor would own more than 4.99% of the outstanding shares of Common Stock immediately after exercise, except that upon at least 61 days’ prior notice from the Vendor to us, the Vendor may increase the amount of beneficial ownership of outstanding shares after exercising the Vendor’s Pre-Funded Warrants up to 9.99% of the number of our shares of Common Stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Vendor Pre-Funded Warrants. In lieu of making the cash payment otherwise contemplated to be made to us upon such exercise in payment of the aggregate exercise price, the Vendor may elect instead to receive upon such exercise (either in whole or in part) the number of shares of Common Stock determined according to a formula set forth in the Vendor Pre-Funded Warrants.

On January 22, 2025, the Company issued a promissory note in the principal amount of $260,000.00 (the “Second Note”) to an accredited investor (“Investor”), pursuant to which the Investor made a loan to the Company. The Second Note carries an original issue discount of $60,000.00, and accordingly the purchase price of the Second Note is $200,000.00. The Second Note matures on April 22, 2025, and contains customary events of default. Upon the occurrence of any event of default under the Second Note, the Second Note will become immediately due and payable in an amount equal to the outstanding principal and accrued interest under the Second Note plus default interest at the rate of sixteen percent (16%) per annum.

2024 Reverse Stock Split

In December 2024, following the approval of shareholders, we completed the 2024 Reverse Stock Split in the ratio of 1-for-50. As a result of the 2024 Reverse Stock Split, every fifty (50) shares of the Company’s pre-reverse stock split common stock was combined and automatically became one (1) share of common stock. The 2024 Reverse Stock Split did not (i) change the authorized number of shares, (ii) change the par value of the common stock, or (iii) modify any voting rights of the common stock.

Also, at the effective time of the 2024 Reverse Stock Split, the number of shares of common stock issuable upon exercise of warrants (including public warrants under the trading symbol “DBGIW”), preferred stock, and other convertible securities, as well as any commitments to issue securities, that provide for adjustments in the event of a reverse stock split will be appropriately adjusted pursuant to their applicable terms for the 2024 Reverse Stock Split. If applicable, the conversion price for each outstanding share of preferred stock and the exercise price for each outstanding warrant will be increased, pursuant to their terms, in inverse proportion to the 1-for-50 split ratio such that upon conversion or exercise, the aggregate conversion price for conversion of preferred stock and the aggregate exercise price payable by the warrant holder to the Company for shares of common stock subject to such warrant will remain approximately the same as the aggregate conversion or exercise price, as applicable, prior to the 2024 Reverse Stock Split.

Completion of Offering of Common Stock and Pre-Funded Warrants

On February 13, 2025, the Company entered into securities purchase agreements (the “Purchase Agreements”) with certain accredited investors named therein (the “Purchasers”), pursuant to which the Company agreed to issue and sell, in a best efforts offering (the “Offering”) 11,365,340 units (the “Units”), including (i) 125,535 units consisting of one share of common stock, par value $0.0001 per share (the “Common Stock”) and two warrants to purchase one share of Common Stock each (the “Share Unit Warrants”), at a purchase price per unit equal to $0.66, and (ii) 11,239,805 units consisting of a pre-funded warrant to purchase one share of Common Stock (“Pre-Funded Warrants”), immediately exercisable at an exercise price of $0.0001 per share, and two warrants to purchase one share of Common Stock each (the “PFW Unit Warrants, and collectively with the Share Unit Warrants, the “Warrants”), at a purchase price per unit equal to $0.6599. The Warrants may be exercised for an aggregate of 22,730,680 shares of Common Stock at an exercise price equal to $0.66 per share, subject to adjustment for stock splits and similar events. The Purchase Agreement contains customary representations and warranties and agreements of the Company and the Purchasers and customary indemnification rights and obligations of the parties. The Offering closed on February 18, 2025.

The Company offered Pre-Funded Warrants to those Purchasers whose purchase of Common Stock in the Offering would have resulted in the Purchaser, together with its affiliates and certain related parties, beneficially owning more than 4.99% (or at the election of the Purchaser, 9.99%) of our Common Stock immediately following the consummation of the Offering in lieu of the Common Stock that would otherwise result in ownership in excess of 4.99% (or at the election of the purchaser, 9.99%) of the outstanding Common Stock of the Company. The Pre-Funded Warrants may be exercised commencing on the issuance date and do not expire. The Pre-Funded Warrants are exercisable for cash; provided, however that they may be exercised on a cashless exercise basis if, at the time of exercise, there is no effective registration statement registering, or no current prospectus available for, the issuance or resale of the Common Stock issuable upon exercise of the Pre-Funded Warrants. The exercise of the Pre-Funded Warrants will be subject to a beneficial ownership limitation, which will prohibit the exercise thereof, if upon such exercise the holder of the Pre-Funded Warrants, its affiliates and any other persons or entities acting as a group together with the holder or any of the holder’s affiliates would hold 4.99% (or, upon election of a Purchaser prior to the issuance of any shares, 9.99%) of the number of Common Stock outstanding immediately after giving effect to the issuance of Common Stock issuable upon exercise of the Pre-Funded Warrant held by the applicable holder, provided that the holder may increase or decrease the beneficial ownership limitation (up to a maximum of 9.99%) upon 60 days advance notice to the Company, which 60 day period cannot be waived

The Warrants may be exercised commencing on the issuance date and expire one year from issuance. The Warrants are exercisable for cash at an exercise price of $0.66 per share; provided, however that they may be exercised on a cashless exercise basis if, at the time of exercise, there is no effective registration statement registering, or no current prospectus available for, the issuance or resale of the Common Stock issuable upon exercise of the Warrants. The exercise of the Warrants will be subject to a beneficial ownership limitation, which will prohibit the exercise thereof, if upon such exercise the holder of the Warrants, its affiliates and any other persons or entities acting as a group together with the holder or any of the holder’s affiliates would hold 4.99% (or, upon election of a Purchaser prior to the issuance of any shares, 9.99%) of the number of Common Stock outstanding immediately after giving effect to the issuance of Common Stock issuable upon exercise of the Warrants held by the applicable holder, provided that the holder may increase or decrease the beneficial ownership limitation (up to a maximum of 9.99%) upon 60 days advance notice to the Company, which 60 day period cannot be waived.

At the closing of the Offering, the Company issued warrants to RBW Capital Partners LLC, acting through Dawson James Securities, Inc. (the “Placement Agent”), for the purchase of 568,267 shares of Common Stock at an exercise price of $0.759 per share (the “Placement Agent Warrants”), which is equal to 115% of the price per Unit. The Placement Agent Warrants are exercisable at any time commencing six (6) months from the date of commencement of sales in the Offering and expiring five (5) years from the commencement of sales in the Offering. During the aforementioned six (6) month period, the Placement Agent Warrant may not be sold, transferred, assigned, pledged, or hypothecated, or be the subject of any hedging, short sale, derivative, put, or call transaction that would result in the effective economic disposition of the Placement Agent Warrant pursuant to FINRA Rule 5110(e)(1)(A).

The Common Stock, Pre-Funded Warrants, Common Stock issuable upon exercise of the Pre-Funded Warrants, Warrants, Common Stock issuable upon exercise of the Warrants, Placement Agent Warrants, and Common Stock issuable upon exercise of the Placement Agent Warrants were offered pursuant to a registration statement on Form S-1 (File No. 333-284508), as filed with the Securities and Exchange Commission (the “Commission”) on January 27, 2025, as amended, and was declared effective on February 11, 2025 (the “Registration Statement”).

The Placement Agent acted as the exclusive placement agent for the Offering pursuant to a Placement Agency Agreement dated February 13, 2025 (the “Placement Agency Agreement”) by and between the Company and the Placement Agent. The Placement Agency Agreement contains customary conditions to closing, representations and warranties of the Company, and termination rights of the parties, as well as certain indemnification obligations of the Company and ongoing covenants for the Company.

The Offering resulted in gross proceeds to the Company of approximately $7,500,000, before deducting placement agent fees and commissions and other offering expenses, and excluding proceeds to the Company, if any, that may result from the future exercise of the Pre-Funded Warrants or Warrants issued in the Offering. As compensation to the Placement Agent, as the exclusive placement agent in connection with the Offering, the Company paid to the Placement Agent a cash fee of 8.0% of the aggregate gross proceeds raised in the Offering (which amount shall not include any additional proceeds the Company may receive from the exercise of the Warrants, or the Pre-Funded Warrants, issued in this Offering) and reimbursement of up to $150,000 for expenses of legal counsel and other actual out-of-pocket expenses.

National Securities Exchange Application

On February 20, 2025, the Company issued a press release announcing that it has submitted an application to list its common stock on a national securities exchange. The successful listing of the Company’s common shares is subject to the approval of the listing application by the national securities exchange and the satisfaction of all applicable listing criteria and requirements. No assurance can be given that the listing application will be approved or that such listing will be completed.

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

Our portfolio currently consists of five brands that leverage our three channels: our websites, wholesale and royalty (license revenue).

●	Bailey 44 combines beautiful, luxe fabrics and on-trend designs to create sophisticated ready-to-wear capsules for women on-the-go. Designing for real life, this brand focuses on feeling and comfort rather than how it looks on a runway. Bailey 44 is primarily a wholesale brand, which we are transitioning to a digital, direct-to-consumer brand.

●	DSTLD offers stylish high-quality garments without the luxury retail markup valuing customer experience over labels. DSTLD is primarily a digital direct-to-consumer brand.

●	Stateside is an elevated, America first brand with all knitting, dyeing, cutting and sewing sourced and manufactured locally in Los Angeles. The collection is influenced by the evolution of the classic t-shirt, offering a simple yet elegant look. Stateside is primarily a wholesale brand that we will be transitioning to a digital, direct-to-consumer brand.

●	Sundry offers distinct collections of women’s clothing, including dresses, shirts, sweaters, skirts, shorts, athleisure bottoms and other accessory products. Sundry’s products are coastal casual and consist of soft, relaxed and colorful designs that feature a distinct French chic, resembling the spirits of the French Mediterranean and the energy of Venice Beach in Southern California. Sundry is primarily a wholesale brand that we will be transitioning to a digital, direct-to-consumer brand.

●	Avo is a women’s essential brand that will offer t-shirts, sweats, dresses, sweaters and athleisure. Avo eliminates the wholesale mark-up, so its products have a sharper price point. Avo also offers larger discounts when the customer bundles multiple products to their cart, which allows Avo to leverage its shipping and fulfillment costs. Avo leverages the Company’s current design and supply chain infrastructure, so we use similar or the same fabrics and contractors for Avo that we do for our other brands.

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

In April of 2024, we entered into a retail store sublease for approximately 3.5 years at the Simon Premium Outlet in Allen, TX, a suburb of Dallas. We opened the store in April 2024. The Company closed the store in October 2024 to focus on its e-commerce strategy with VaynerCommerce, a digital marketing agency.

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

With our acquisition of Bailey 44, LLC, we view the following as tangible near term growth opportunities:

●	Increase emphasis on email and SMS communications allowing for personalized direct customer engagement, retention and repurchases.

●	Increase market share in existing and new wholesale, including specialty boutiques due to the well-known and respected designer we hired in June 2020.

●	Increase digital spend, social media presence, and brand and influencer collaborations.

●	Selective opportunity to roll out proven retail concept in well defined, strategic locations.

●	International expansion and licensing opportunities in select categories.

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

With our acquisition of Stateside, we view the following as tangible near-term growth opportunities:

●	Increase online revenues significantly as we have spent very little resources on developing its online sales opportunity from the website optimization to photography to email marketing to online advertising to digital customer acquisition and retention.

●	Increase gross margins by ordering larger quantities as we pay meaningful upcharges for minimum order quantities.

●	Launch seasonal new product categories such as women’s knits and wovens in the top category and women’s wovens in the bottom category. We believe knits and wovens tops are one of the larger product categories in womenswear, with higher price points and dollar profit.

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

With our acquisition of Sundry, we view the following as tangible near-term growth opportunities:

●	Increase online revenues significantly as we cross-market their customer base with the customer bases from our other brands.

●	Increase gross margin dollars by updating the product line and driving increased volume through the wholesale and online channels.

●	Launch a new product category for 2025 in women’s athleisure. We believe athleisure is one of the largest product categories in womenswear, with high repeat spend and closet share.

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

Avo — Brand Summary

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

Our suits had range from $295 to $495; similar quality brands produced at the same factories wholesale for approximately $300 to $600 and retail for $600 to $1,200. Our dress shirts will range $55 to $65, similar quality brands produced at the same factories wholesale for approximately $50 to $75 and retail for $95 to $150. Our casual pants will range $85 to $109, similar quality brands produced at the same factories wholesale for approximately $85 to $115 and retail for $175 to $250.

We discontinued the operations of the ACE Studios brand in the second quarter of 2024 as a digitally native first brand.

Sales and Distribution

DSTLD and Avo products are sold primarily direct-to-consumer, via our website. We utilize a build your own bundle strategy to increase the cart size and create cost savings per unit sold. By selling direct-to-consumer, we are able to eliminate the wholesale mark-up and offer sharper pricing to the customer.

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

All of our DSTLD, Avo, Bailey and Stateside and Sundry sellable product is stored at our corporate warehouse and distribution center in Los Angeles, CA, which also houses our corporate office. In addition to storing product, we also receive and process new product deliveries, process and ship outbound orders, and process and ship customer returns in this same facility.

We offer free shipping and returns above to all our customers in the United States once they achieve a cart size amount of $50 for all brands but Avo and $99 for Avo. We also offer customers the option to upgrade to 2-Day or Overnight Shipping for an additional cost.

Design and Development

Our products are designed at the headquarters of each brand, which are in Los Angeles, CA. Each brand’s design efforts are supported by well-established product development and production teams. The continued collaboration between design and merchandising ensures we respond to consumer preferences and market trends with new innovative product offerings while maintaining our core fashion foundation. In-house design and production teams in Los Angeles perform development of the sample line, allowing for speed to market, flexibility and quality of fit.

We analyze trends, markets, and social media feedback along and utilize historical data and industry tools to identify essential styles and proper replenishment timing and quantities.

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

Currently, our Bailey, DSTLD, Avo and Stateside and Sundry products are shipped from our suppliers to our distribution center in Los Angeles, CA which currently handles all our warehousing, fulfillment, outbound shipping and returns processing. Our Sundry products will be shipped from our suppliers to our distribution center in Los Angeles, CA which will handle all our warehousing, fulfillment, outbound shipping and returns processing. During 2025, we will review maintaining our own distribution centers versus using a third-party solution.

Product Suppliers: Sourcing and Manufacturing

We work with a variety of apparel manufacturers in North America, Asia and Europe. We only work with full package suppliers, which supply fabric, trims, along with cut/sew/wash services, only invoicing us for the final full cost of each garment. This allows us the ability to maximize cash flows and optimize operations. We do not have long-term written contracts with manufacturers, though we have long-standing relationships with a diverse base of vendors.

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

All of our garments are produced according to each brand’s specifications, and we require that all manufacturers adhere to strict regulatory compliance and standards of conduct. The vendors’ factories are monitored by each brand’s production team to ensure quality control, and they are monitored by independent third-party inspectors we employ for compliance with local manufacturing standards and regulations on an annual basis. We also monitor our vendors’ manufacturing facilities regularly, providing technical assistance and performing in-line and final audits to ensure the highest possible quality.

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

Competition

Our business depends on our ability to create consumer demand for our brands and products. We focus on designing products that we hope exceed consumer expectations, which should result in retention and repurchases. We plan to invest in cross merchandising brands to customers through customized customer communications and personalized styles and looks utilizing products across all our portfolio brands, which we believe creates a competitive advantage for our brands versus single brands. The markets in which we compete are highly competitive. Competition may result in pricing pressures, reduced profit margins or lost market share, or a failure to grow or maintain our market share, any of which could substantially harm our business and results of operations. We compete directly against wholesalers and direct retailers of apparel, including large, diversified apparel companies with substantial market share and strong worldwide brand recognition. Many of our competitors, including Vince, James Perse, Rag & Bone, Madewell, AG, FRAME, All Saints, Zegna and Ralph Lauren, have significant competitive advantages, including longer operating histories, larger and broader customer bases, more established relationships with a broader set of suppliers, greater brand recognition and greater financial, research and development, marketing, distribution, and other resources than we do.

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

Employees

As of December 31, 2024, we had 41 employees, all of whom were full-time employees. None of our employees is currently covered by a collective bargaining agreement. We have had no labor-related work stoppages and we believe our relationship with our employees is strong.

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

Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, as well as our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K, before making an investment decision. If any of the following risks are realized, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that event, the trading price of our common stock could decline, and you could lose part or all your investment.

Below is a summary of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	We have incurred significant net losses since our inception and cannot assure you that we will achieve or maintain profitable operations.

●	If we do not obtain adequate capital funding or improve our financial performance, we may not be able to continue as a going concern.

●	Widespread outbreak of an illness or any other public health crisis could materially and adversely affect, and has materially and adversely affected, our business, financial condition and results of operations.

●	If our efforts to locate desirable targets are unsuccessful or if we are unable to acquire desirable companies on commercially reasonable terms, we may not be able to grow the business, and our revenues and operating results will be adversely affected.

●	We may not be able to successfully integrate future acquisitions or generate sufficient revenues from future acquisitions, which could cause our business to suffer.

●	We may be subject to claims arising from the operations of our various businesses for periods prior to the dates we acquired them.

●	Our ability to acquire additional businesses may require issuances of our common stock and/or debt financing that we may be unable to obtain on acceptable terms.

●	We have an amount of debt which may be considered significant for a company of our size, which could adversely affect our financial condition and our ability to react to changes in our business.

●	We may not be able to generate sufficient cash to service all our debt or refinance our obligations and may be forced to take other actions to satisfy our obligations under such indebtedness, which may not be successful.

●	Our results of operations have been and could be in the future adversely affected as a result of asset impairments.

●	If we fail to effectively manage our growth, our business, financial condition and operating results could be harmed.

●	If we are unable to anticipate and respond to changing customer preferences and shifts in fashion and industry trends in a timely manner, our business, financial condition and operating results could be harmed.

●	Our business depends on our ability to maintain a strong portfolio of brands and engaged customers. We may not be able to maintain and enhance our existing brand portfolio if we receive customer complaints, negative publicity or otherwise fail to live up to consumers’ expectations, which could materially adversely affect our business, operating results and growth prospects.

●	An economic downturn or economic uncertainty in the United States may adversely affect consumer discretionary spending and demand for our products.

●	Adverse macroeconomic and geopolitical conditions, including trade policies and tariffs, may have a material adverse effect on the Company’s business, results of operations and financial condition.

●	We operate in highly competitive markets and the size and resources of some of our competitors may allow them to compete more effectively than we can, resulting in a loss of our market share and a decrease in our net revenue.

●	Use of social media and influencers may materially and adversely affect our reputation or subject us to fines or other penalties.

●	If we fail to retain existing customers, or fail to maintain average order value levels, we may not be able to maintain our revenue base and margins, which would have a material adverse effect on our business and operating results.

●	We purchase inventory in anticipation of sales, and if we are unable to manage our inventory effectively, our operating results could be adversely affected.

●	Merchandise returns could harm our business.

●	We rely on third-party suppliers and manufacturers to provide raw materials for and to produce our products, and we have limited control over these suppliers and manufacturers and may not be able to obtain quality products on a timely basis or in sufficient quantity.

●	Our sales and gross margins may decline as a result of increasing product costs and decreasing selling prices.

●	Our operations are currently dependent on a single warehouse and distribution center, and the loss of, or disruption in, the warehouse and distribution center and other factors affecting the distribution of merchandise could have a material adverse effect on our business and operations.

●	Our sales and gross margins may decline because of increasing freight costs.

●	Increases in labor costs, including wages, could adversely affect our business, financial condition and results of operations.

●	Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

●	Our future success depends on our key executive officers and our ability to attract, retain, and motivate qualified personnel.

●	If we cannot successfully protect our intellectual property, our business could suffer.

●	If the technology-based systems that give our customers the ability to shop with us online do not function effectively, our operating results could be materially adversely affected.

●	Organizations face growing regulatory and compliance requirements.

●	Our failure to comply with trade and other regulations could lead to investigations or actions by government regulators and negative publicity.

●	Our business is affected by seasonality.

●	The price of our common stock has in the past and may in the future fluctuate substantially.

●	If we are unable to implement and maintain effective internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, which could adversely affect the market price of our common stock.

●	We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and as a result of the reduced disclosure and governance requirements applicable to emerging growth companies and smaller reporting companies, our common stock may be less attractive to investors and may make it more difficult to compare our performance with other public companies.

●	Future sales of our common stock, or the perception in the public markets that these sales may occur, may depress our stock price.

●	Provisions in our sixth amended and restated certificate of incorporation and bylaws and under Delaware law could discourage a takeover that stockholders may consider favorable.

●	Our sixth amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

●	We may be required to issue additional shares of our common stock further to agreements whereby we acquired Bailey. Any such additional issuances would result in additional dilution to our stockholders.

●	We do not expect to pay any dividends in the foreseeable future.

●	If securities analysts do not publish favorable reports about us or if we, or our industry, are the subject of unfavorable commentary, the price of our common stock could decline.

Risks related to our financial condition and business.

We have incurred significant net losses since our inception and cannot assure you that we will achieve or maintain profitable operations.

We have incurred significant net losses since inception. Our net loss was approximately $13.2 and $10.3 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $127.2 million. We may continue to incur significant losses in the future for a number of reasons, including unforeseen expenses, difficulties, complications, delays, and other unknown events, as well as the inflationary and potentially recessive economic environment.

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

We have historically incurred net losses and experienced negative cash flows from operations.

The Company has historically incurred net losses and experienced negative cash flows from operations. As of December 31, 2024, we had a working capital deficit of $16.1 million. However, the Company has successfully obtained substantial capital funding, which, we believe, provides the necessary liquidity to support our ongoing operations.

With this funding, we believe we are positioned to execute our business strategy, invest in growth initiatives, and enhance our financial performance, although additional funding may be required in the future to support expansion.

The amount and timing of our future funding requirements will depend on various factors, including:

●	The timing and cost of potential future acquisitions;

●	Integration of businesses we have acquired or may acquire in the future;

●	Hiring additional management and personnel to support our growth; and

●	Costs associated with the build-out and opening of showrooms for certain brands, as needed.

We will continue to monitor our financial position and capital needs going forward. Additionally, we remain mindful of any debt financing covenants that may restrict our ability to incur additional debt, pay dividends, or engage in certain transactions.

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

As of December 31, 2024, we had an aggregate principal amount of debt outstanding of approximately $6.5 million. We believe this is an amount of indebtedness which may be considered significant for a company of our size and current revenue base.

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

Our results of operations and financial condition have been and could be in the future adversely affected by impairments to goodwill, other intangible assets, receivables, long-lived assets or investments. For example, when we acquire a business, we record goodwill in an amount equal to the amount we paid for the business minus the fair value of the net tangible assets and other identifiable intangible assets of the acquired business. Goodwill and other intangible assets that have indefinite useful lives cannot be amortized, but instead must be tested at least annually for impairment. As a result of our acquisitions of Sundry, Stateside and Bailey, our goodwill and intangible assets as of December 31, 2024 were $9.0 and $6.1 million, respectively. During the years ended December 31, 2024, we recorded impairment expense of $0.0 million and $1.4 million pertaining to the goodwill and intangible assets. Any future impairments, including impairments of goodwill, intangible assets, long-lived assets or investments, could have a material adverse effect on our financial condition and results of operations for the period in which the impairment is recognized.

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

Adverse macroeconomic and geopolitical conditions, including trade policies and tariffs, may have a material adverse effect on the Company’s business, results of operations and financial condition.

Challenging macroeconomic conditions, including as a result of geopolitical events, changes to international trade policies, public health crises, disruptions in global supply chains, and changes in inflation and interest rates, may negatively impact our costs from our suppliers and consumer demand for our products, as well as sales cycles, and in turn may materially affect the Company’s business, results of operations and financial condition. Such economic factors and uncertainties are beyond the Company’s control and the Company has no comparative advantage in forecasting their effects.

The U.S. has established free trade laws and regulations that set certain duties and tariffs for qualifying imports and exports, subject to compliance with the applicable classification and other requirements. Changes in laws or policies governing the terms of foreign trade, and in particular increased trade restrictions, tariffs or taxes on imports from countries where our supplies may be sourced could have a material adverse effect on our business and financial results. In recent years, the U.S. and Chinese governments have imposed a series of significant incremental retaliatory tariffs to certain imported products. Further, the U.S. administration recently has begun to enact additional or enhanced tariffs in various jurisdictions relevant to our business. Implementation of tariffs or other restrictive trade measures by the United States and potentially reciprocally by other countries subject to such to tariffs remains highly uncertain. If the actual and potential tariffs and reciprocal tariffs are implemented as currently proposed, our results of operations could be materially negatively impacted, both directly and indirectly through negative effects to our supply chain, as a result of increased costs, decreased demand and other adverse economic impacts, and we may not be able to successfully mitigate or offset such impacts. Depending upon their implementation and duration, as well as our ability to mitigate their impact, these tariffs and any other future regulatory actions implemented on a broader range of products or raw materials could materially affect our business, including in the form of increased cost of goods sold, decreased margins, increased pricing for customers, reduced sales and disruption in our supply chain. Furthermore, additional trade restrictions could be adopted with little to no advance notice, and we may not be able to effectively mitigate the adverse impacts from such measures, which could further increase the cost of our products, disrupt our supply chain and impair our ability to effectively operate and compete in the countries where we do business. The Company is closely monitoring this evolving situation but there can be no assurance that the Company will be able to mitigate the impacts of any trade measures, which could be material to the Company’s business operations or harm the Company’s competitive position.

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

We rely on a combination of intellectual property rights, contractual protections and other practices to protect our brand, proprietary information, technologies and processes. We primarily rely on copyright and trade secret laws to protect our proprietary technologies and processes, including the algorithms we use throughout our business. Others may independently develop the same or similar technologies and processes, or may improperly acquire and use information about our technologies and processes, which may allow them to provide a service similar to ours, which could harm our competitive position. Our principal trademark assets include the registered trademarks “DSTLD”, “Bailey 44”, “AVO”, “STATESIDE” and “SUNDRY” and our logos and taglines. Our trademarks are valuable assets that support our brand and consumers’ perception of our services and merchandise. We also hold the rights to the “www.digitalbrandsgroup.co”, www.dstld.com, “www.bailey44.com” Internet domain name and various related domain names, which are subject to Internet regulatory bodies and trademark and other related laws of each applicable jurisdiction. If we are unable to protect our trademarks or domain names, our brand recognition and reputation would suffer, we would incur significant expense establishing new brands and our operating results would be adversely impacted. Further, to the extent we pursue patent protection for our innovations, patents we may apply for may not issue, and patents that do issue or that we acquire may not provide us with any competitive advantages or may be challenged by third parties. There can be no assurance that any patents we obtain will adequately protect our inventions or survive a legal challenge, as the legal standards relating to the validity, enforceability and scope of protection of patent and other intellectual property rights are uncertain. We may be required to spend significant resources to monitor and protect our intellectual property rights, and the efforts we take to protect our proprietary rights may not be sufficient.

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

The market price of our common stock has in the past and could in the future be extremely volatile. From May 2021 to March 31, 2025, the high and low prices of our common stock as quoted on the Nasdaq Capital Market (through December 17, 2024) and the OTC Pink (beginning on December 18, 2024) was $746,250 and $1.03, respectively (as appropriately adjusted for Reverse Stock Splits). The future market price of our common stock may be significantly affected by factors, such as:

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

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. A material weakness is defined in the standards established by the Public Company Accounting Oversight Board (United States) as a deficiency, or an acquisition of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We intend to begin the process of designing, implementing and testing the internal control over financial reporting required to comply with this obligation, which process is time consuming, costly and complex. If we fail to increase and maintain the number and expertise of our staff for our accounting and finance functions and to improve and maintain internal control over financial reporting adequate to meet the demands that will be placed upon us as a public company, including the requirements of the Sarbanes-Oxley Act, we may be unable to report our financial results accurately and prevent fraud. In addition, we cannot be certain that any such steps we undertake will successfully remediate the material weaknesses or that other material weaknesses and control deficiencies will not be discovered in the future. If our remediation efforts are not successful or other material weaknesses or control deficiencies occur in the future, we may be unable to report our financial results accurately or on a timely basis, which could cause our reported financial results to be materially misstated and result in the loss of investor confidence or delisting and cause our stock price to decline. As a result of such failures, we could also become subject to investigations by the SEC, or other regulatory authorities, and become subject to litigation from investors and stockholders, any of which could harm our reputation and financial condition and divert financial and management resources. Even if we are able to report our consolidated financial statements accurately and timely, if we do not make all the necessary improvements to address the material weaknesses, continued disclosure of our material weaknesses will be required in future filings with the SEC, which could reduce investor confidence in our reported results and our cause our stock price to decline.

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

Our cybersecurity risk management program is integrated into our overall enterprise risk management program and shares common methodologies, reporting channels, and governance processes that apply across the enterprise risk management program, including legal, compliance, strategic, operational, and financial risk areas. The cybersecurity risk management program includes:

●	Risk assessments designed to help identify material cybersecurity risks to our critical systems, information, and broader enterprise IT environment;

●	A team principally responsible for managing (i) cybersecurity risk assessment processes, (ii) security controls, and (iii) response to cybersecurity incidents;

●	The use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of security controls;

●	Cybersecurity awareness training for users and senior management, including through the use of third-party providers for regular mandatory training;

●	A cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and

●	A risk management process for third-party service providers, suppliers and vendors, including a rigorous vetting process and ongoing monitoring mechanisms designed to ensure compliance with cybersecurity standards.

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

We currently have month to month rented properties approximately 44,206 square feet of office and showroom spaces in California. We believe that our existing facilities will be sufficient for our needs for the foreseeable future.

The following table sets forth information with respect to our facilities:

		Square
		Footage
Location	Type	(approximate)
Vernon, California	Corporate Warehouse and Distribution Center	42,206

ITEM 3.	LEGAL PROCEEDINGS

We are currently involved in, and may in the future be involved in, legal proceedings, claims, and government investigations in the ordinary course of business. These include proceedings, claims, and investigations relating to, among other things, regulatory matters, commercial matters, intellectual property, competition, tax, employment, pricing, discrimination, consumer rights, personal injury, and property rights. These matters also include the following:

●	On March 21, 2023, a vendor filed a lawsuit against Digital Brands Group related to trade payables totaling approximately $43,501. Such amounts include interest due, and are included in accounts payable, net of payments made to date, in the accompanying consolidated balance sheets. The Company does not believe it is probable that the losses in excess of such trade payables will be incurred.

●	On November 16, 2023, a vendor filed a lawsuit against Digital Brands Group related to trade payables totaling approximately $345,384, which represents past due fees and late fees. Such amounts are included in the accompanying balance sheets. The Company does not believe it is probable that losses in excess of such pay trade payables will be incurred.

●	On December 21, 2023, a former employee from over two years ago filed a wrongful termination lawsuit against the Company. The Company is disputing this claim and has been awarded arbitration for this matter.

●	On March 20, 2024, a former employee from over two years ago filed a wrongful termination lawsuit against the Company. The Company is disputing this claim. This person was not a Company employee at any time and was temporary worker we used from a third party placement agency.

●	On April 17, 2024, a former employee filed a wrongful termination lawsuit against the Company. The Company is disputing this claim and has been awarded arbitration for this matter. This employee was part of the marketing team. The marketing team was let go and the Company moved to a third-party outsourced marketing solution.

●	A vendor filed a lawsuit against Bailey 44 related to a retail store lease in the amount of $1.5 million. The Company is disputing the claim for damages and the matter is ongoing. The vendor has recently updated the claim to now be $450,968 after signing a long-term lease with another brand for this location. The Company is disputing this new amount after review of the lease.

●	On November 15, 2023, a vendor filed a lawsuit against Digital Brands Group related to trade payables totaling approximately $582,208, which represents “double damages.” The amount due to the vendor is $292,604. Such amounts are included in the accompanying balance sheets. The Company does not believe it is probable that losses in excess of such pay trade payables will be incurred. The matter was settled for $400,000 and is currently on a monthly payment plan.

All claims above, to the extent management believes it will be liable, have been included in accounts payable and accrued expenses and other liabilities in the accompanying consolidated balance sheet as of December 31, 2024.

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

Market Information

Our Common Stock is quoted on The OTC Pink Marketplace under the symbol “DBGI”. Prior to December 18, 2024, the Company’s common stock was listed on the Nasdaq Capital Market.

The following table sets forth the high and low sale prices for our common stock as reported by The Nasdaq Stock Market (through December 17, 2024) and OTC Markets (beginning on December 18, 2024). The OTC Markets is a computer network that provides information on current “bids” and “asks,” as well as volume information. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Dollar amounts included in the table have been adjusted to reflect the Reverse Stock Splits.

	Low	High
Fiscal 2023
First Quarter (January 1, 2023 - March 31, 2023)	$1,387.50	$5,337.50
Second Quarter (April 1, 2023 - June 30, 2023)	$725.00	$1,950.00
Third Quarter (July 1, 2023 - September 30, 2023)	$367.00	$1,237.50
Fourth Quarter (October 1, 2023 - December 31, 2023)	$139.50	$424.50

Fiscal 2024
First Quarter (January 1, 2024 - March 31, 2024)	$115.00	$640.00
Second Quarter (April 1, 2024 - June 30, 2024)	$65.50	$242.50
Third Quarter (July 1, 2024 - September 30, 2024)	$15.00	$105.50
Fourth Quarter (October 1, 2024 - December 31, 2024)	$1.03	$30.34

Fiscal 2025
First Quarter (January 1, 2025 - March 31, 2025)	$1.25	$10.19

On April 8, 2025, the last reported sale price of our common stock was $9.39 per share. There is no established public trading market for the Units, the Warrants or the Pre-Funded Warrants. We do not intend to apply for listing of the Units, the Warrants or the Pre-Funded Warrants on any securities exchange or recognized trading system.

Holders

On April 9, 2025, there were 62 stockholders of record.

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

Recent Sales of Unregistered Securities

In February 2024, the Company issued an aggregate of 1,059 shares of common stock to a marketing vendor for services. The fair value of $173,290 or $163.50 per share as determined by the agreements, was included in sales and marketing expenses in the consolidated statements of operations.

In February 2024, the Company issued an aggregate of 311 shares of common stock to a vendor as conversion of accounts payable for a total value of $50,975.

In March 2024, 3,042 shares of Series C Convertible Preferred Stock converted into 3,840 shares of common stock.

On May 3, 2024, the Company entered into that certain inducement offer to exercise common stock purchase warrants with the Investor (the “Inducement Agreement”), pursuant to which (i) the Company agreed to lower the exercise price of the Existing Warrants to $156.50 per share and (ii) the Investor agreed to exercise the Existing Warrants into 20,555 shares of common stock (the “Exercise Shares”) by payment of the aggregate exercise price of $3,216,857. The closing occurred on May 7, 2024. The Company has issued all of the 20,555 shares of common stock underlying the Existing Warrants. The Company received the entire gross proceeds of $3,216,857 in May 2024, which represents the exercise of the entire 20,555 warrants at the $156.50 exercise price. The Company received net proceeds of $2,877,475 after placement agent fees and expenses. In addition, pursuant to the Inducement Agreement, the Company issued to the Investor a Series A-1 common share purchase warrant to purchase up to 20,555 shares of Common Stock (“Series A-1 Warrant”) and Series B-1 common share purchase warrant to purchase up to 20,555 shares of Common Stock (“Series B-1 Warrant”, and collectively with the Series A-1 Warrant, the “Warrants”) on May 7, 2024, each at an initial exercise price equal to $144 per share of Common Stock. The Series A-1 Warrant are exercisable immediately upon issuance and expires five and one-half (5.5) years following the issuance date and the Series B-1 Warrant are exercisable immediately upon issuance and expires fifteen (15) months following the issuance date. In connection with the Inducement Agreement, we entered into an engagement agreement with H.C. Wainwright & Co., LLC (“Wainwright”), pursuant to which we have, among other things, issued to Wainwright’s designees warrants to purchase up to 1,541 shares of Common Stock (the “Wainwright Warrants”). The terms of the Wainwright Warrants are substantially the same as the terms of the Series A-1 Warrant except that they have an exercise price of $195.63 per share.

In July 2024, the Company issued 1,210 shares of common stock to a vendor for services rendered for a total value of $172,501.

In July 2024, 299 shares of Series C Convertible Preferred Stock converted into 333 shares of common stock.

In August 2024, 101 shares of Series C Convertible Preferred Stock converted into 112 shares of common stock.

In August 2024, the Company issued 2,120 shares of common stock to a commercial debt holder in satisfaction of $313,816 of debt.

Between October 3, 2024 and October 15, 2024, the Company issued 26,226 shares of the Company’s common stock (the “Shares”) to a certain note holder upon conversion of a portion of their promissory note originally issued by the Company on or around October 1, 2023 (the “Note”). On October 16, 2024, the Company became aware that the issuance of the Shares was in error and not permitted under the terms of the Note due to the requirement thereunder that stockholder approval be obtained prior to the issuance of more than 19.9% of the Company’s pre-transaction shares outstanding upon conversion(s) of the Note, as referenced and specifically required under Nasdaq Listing Rule 5635(d). The Company then notified the note holder that the Shares must be returned to the Company’s transfer agent for cancellation. On November 5, 2024, the holder facilitated the cancellation of 26,226 shares of the Company’s common stock in accordance with the Company’s remediation plan. The Company communicated with The Nasdaq Stock Market LLC regarding the aforementioned erroneous issuance of the Shares and subsequent remediation actions. The Listing Qualifications Staff (the “Staff”) of The Nasdaq Stock Market LLC considered the Company’s non-compliance with Nasdaq Listing Rule 5635(d) as an additional basis for the delisting of the Company’s securities from Nasdaq.

On or around January 17, 2025, the Company closed a private placement pursuant to a securities purchase agreement with a certain accredited investor, pursuant to which the Company agreed to issue and sell, in a private placement, a promissory note in the principal amount of $121,900.00 (the “January 2025 Note”). The January 2025 Note is convertible into common stock upon default at a conversion price equal to 61% of the lowest closing bid price during the ten trading days prior to the conversion date. The January 2025 Note provides that the total number of shares of common stock that may be issued upon conversion thereof shall not exceed 19.99% of the shares of Common Stock outstanding as of the issuance date of the January 2025 Note.

On or around January 20, 2025, the Company entered into a vendor agreement (the “Vendor Agreement”) with MavDB Consulting LLC (the “Vendor”). The engagement of the Vendor is for a five (5) year period and the vendor services to be provided include, but are not limited to, product content production, social media marketing, engagement of influencers and student athletes for product awareness, and event and staffing costs (the “Services”). In consideration for the Services, the Company will pay the Vendor a vendor fee equal to $3,000,000 (the “Cash Fee”) within thirty calendar days after the date of the Vendor Agreement (the “Payment Period”), provided, however, that Vendor may elect to receive the Vendor Shares (as defined below) and/or Vendor Pre-Funded Warrants (as defined below) as described below in lieu of the Cash Fee by providing written notice to the Company of such election during the Payment Period (the “Written Notice”). The “Vendor Shares” shall mean a number of Common Stock equal to the Cash Fee divided by $1.45, provided, however, if the issuance of any of the Vendor Shares would cause the Vendor to exceed 4.99% of the of the outstanding Common Stock, as determined in accordance with Section 16 of the Exchange Act and the regulations promulgated thereunder, then the Company shall instead issue to Vendor pre-funded warrants (the “Vendor Pre-Funded Warrants”) for the purchase of the amount of Vendor Shares in excess of the beneficial ownership limitation, provided, further, that if the Vendor specifies in the Written Notice that the Vendor elects to receive Vendor Pre-Funded Warrants in lieu of the entire amount of the Vendor Shares, then the Company shall instead issue to Vendor the Vendor Pre-Funded Warrants to purchase the entire amount of the Vendor Shares. The Vendor delivered the Written Notice to the Company during the Payment Period and the Company issued the Vendor Pre-Funded Warrants for the purchase of 2,068,965 shares of Common Stock to Vendor on January 21, 2025.

The Vendor Pre-Funded Warrants have an initial exercise price per share of Common Stock equal to $0.01. The Vendor Pre-Funded Warrants are immediately exercisable and will expire five (5) years after the issuance date of the Vendor Pre-Funded Warrants. The exercise price and number of shares of Common Stock issuable upon exercise is subject to appropriate adjustment in the event of share dividends, share splits, reorganizations or similar events. The Vendor Pre-Funded Warrants will be exercisable, at the option of the Vendor, in whole or in part, by delivering to us a duly executed exercise notice accompanied by payment in full for the number of shares of Common Stock purchased upon such exercise (except in the case of a cashless exercise). The Vendor (together with its affiliates) may not exercise any portion of the Vendor Pre-Funded Warrants to the extent that the Vendor would own more than 4.99% of the outstanding shares of Common Stock immediately after exercise, except that upon at least 61 days’ prior notice from the Vendor to us, the Vendor may increase the amount of beneficial ownership of outstanding shares after exercising the Vendor’s Pre-Funded Warrants up to 9.99% of the number of our shares of Common Stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Vendor Pre-Funded Warrants. In lieu of making the cash payment otherwise contemplated to be made to us upon such exercise in payment of the aggregate exercise price, the Vendor may elect instead to receive upon such exercise (either in whole or in part) the number of shares of Common Stock determined according to a formula set forth in the Vendor Pre-Funded Warrants.

On January 22, 2025, the Company issued a promissory note in the principal amount of $260,000.00 (the “Second Note”) to an accredited investor (“Investor”), pursuant to which the Investor made a loan to the Company. The Second Note carries an original issue discount of $60,000.00, and accordingly the purchase price of the Second Note is $200,000.00. The Second Note matures on April 22, 2025, and contains customary events of default. Upon the occurrence of any event of default under the Second Note, the Second Note will become immediately due and payable in an amount equal to the outstanding principal and accrued interest under the Second Note plus default interest at the rate of sixteen percent (16%) per annum.

Securities Authorized for Issuance Under Equity Compensation Plans

We have adopted a 2020 Omnibus Incentive Stock Plan (the “2020 Plan”). An aggregate of 26 shares of our common stock is reserved for issuance and available for awards under the 2020 Plan, including incentive stock options granted under the 2020 Plan. The 2020 Plan administrator may grant awards to any employee, director, and consultants of the company and its subsidiaries. To date, grants covering 22 shares of common stock have been made under the 2020 Plan and 4 shares remain eligible for issuance under the 2020 Plan.

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

Business Overview

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

Our portfolio consists of five significant brands that leverage our three channels: our websites, wholesale and license revenue.

●	Bailey 44 combines beautiful, luxe fabrics and on-trend designs to create sophisticated ready-to-wear capsules for women on-the-go. Designing for real life, this brand focuses on feeling and comfort rather than how it looks on a runway. Bailey 44 is primarily a wholesale brand, which we are transitioning to a digital, direct-to-consumer brand.

●	DSTLD offers stylish high-quality garments without the luxury retail markup valuing customer experience over labels. DSTLD is primarily a digital direct-to-consumer brand, to which we recently added select wholesale retailers to generate brand awareness.

●	Stateside is an elevated, America first brand with all knitting, dyeing, cutting and sewing sourced and manufactured locally in Los Angeles. The collection is influenced by the evolution of the classic T-shirt offering a simple yet elegant look. Stateside is primarily a wholesale brand that we will be transitioning to a digital, direct-to-consumer brand.

●	Sundry offers distinct collections of women’s clothing, including dresses, shirts, sweaters, skirts, shorts, athleisure bottoms and other accessory products. Sundry’s products are coastal casual and consist of soft, relaxed and colorful designs that feature a distinct French chic, resembling the spirits of the French Mediterranean and the energy of Venice Beach in Southern California. Sundry is primarily a wholesale brand that we will be transitioning to a digital, direct-to-consumer brand.

●	Avo – Avo is a women’s essential brand that will offer t-shirts, sweats, dresses, sweaters and athleisure. Avo eliminates the wholesale mark-up, so its products have a sharper price point. Avo also offers larger discounts when the customer bundles multiple products to their cart, which allows Avo to leverage its shipping and fulfillment costs. Avo leverages the Company’s current design and supply chain infrastructure, so we use similar or the same fabrics and contractors for Avo that we do for our other brands.

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

We acquired Bailey in February 2020, Stateside in August 2021 and Sundry in December 2022. We agreed on the consideration that we paid in each acquisition in the course of arm’s length negotiations with the holders of the membership interests in each of Bailey, Stateside and Sundry. In determining and negotiating this consideration, we relied on the experience and judgment of our management and our evaluation of the potential synergies that could be achieved in combining the operations of Bailey, Stateside and Sundry. We did not obtain independent valuations, appraisals or fairness opinions to support the consideration that we paid/agreed to pay.

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

Substantial Indebtedness

As of December 31, 2024, we had an aggregate principal amount of debt outstanding of approximately $6.5 million.

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

Financial Statement Components

Bailey

Net Revenue

Bailey sells its products directly to customers. Bailey also sells its products indirectly through wholesale channels that include third-party online channels and physical channels such as specialty retailers and department stores. In 2024, Bailey also has entered into a license agreement whereby it earns royalty revenues.

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

Results of Operations

Year ended December 31, 2024 compared to year ended December 31, 2023

The following table presents our results of operations for the years ended December 31, 2024 and 2023:

	Year Ended
	December 31,
	2024	2023
Net revenues	$11,555,656	$14,916,422
Cost of net revenues	7,911,536	8,372,642
Gross profit	3,644,120	6,543,780
General and administrative	8,652,361	14,299,389
Sales and marketing	2,896,698	4,035,835
Other operating expenses (income)	2,295,843	(9,696,132)
Operating loss	(10,200,782)	(2,095,312)
Other expenses	(3,024,851)	(6,221,284)
Loss before provision for income taxes	(13,106,589)	(8,316,596)
Provision for income taxes	119,044	(368,034)
Net loss from continuing operations	(13,106,589)	(8,684,630)
Loss from discontinued operations	-	(1,562,503)
Net loss	$(13,106,589)	$(10,247,133)

Net Revenues

Net revenues decreased by $3.4 million to $11.6 million for the year ended December 31, 2024, compared to $14.9 million in the corresponding fiscal period in 2023. The decrease was primarily due to a delay in wholesale shipments, and lower ecommerce revenues across each brand due to less digital advertising spend.

Gross Profit

Our gross profit decreased by $2.9 million for the year ended December 31, 2024 to $3.6 million from $6.5 million for the corresponding fiscal period in 2023. The decrease in gross margin was primarily attributable to a decrease in sales.

Our gross margin was 31.5% for the year ended December 31, 2024 compared to 43.9% for year ended December 31, 2023. The decrease in gross margin was due to corresponding decrease in the ecommerce revenue and write down of sundry’s inventory.

General and Administrative Expenses

General and administrative expenses decreased by $5.6 million for the year ended December 31, 2024 to $8.7 million compared to $14.3 million in 2023. The decrease in general and administrative expenses was primarily due to lower consulting and professional fees, as well as other cost cutting measures across our company, as all brands achieved operational synergies in 2024. These synergies included the elimination of its warehouse, office, fulfillment and redundancies in headcount.

General and administrative expenses as a percentage of revenue was 75% in 2024 as compared to 96% in 2023.

Sales and Marketing Expenses

Sales and marketing expenses decreased by $1.1 million for the year ended December 31, 2024 to $2.9 million compared to $4 million in 2023. The decrease in sales and marketing expenses was primarily due to decreased spending on advertising and other cost-cutting marketing efforts.

Sales and marketing expenses as a percentage of revenue was 25% in 2024 as compared to 27% in 2023.

Other Operating Expenses (income)

Other operating expenses included distribution expenses, impairment and change in fair value of contingent consideration. Other operating expenses were $2.3 million in 2024 as compared to gain of $9.7 million in 2023, an increase in expenses of $12 million. In 2024, there was $1.3 million in impairment charges on Bailey’s and Stateside’s intangible assets. In 2023, the Company recorded a $10.7 million increase in the change in fair value of contingent consideration pertaining to the Norwest waiver for Bailey and H&J Settlement.

Other Expenses

Other expenses decreased by $3.2 million to $3.0 million in the year ended December 31, 2024 compared to $6.2 million in the corresponding fiscal period in 2023. The decrease in other expenses in 2023 was primarily due to lower interest expense in 2024 compared to 2023.

Net Loss from Continuing Operations

Our net loss from continuing operations increased by $4.5 million to a loss of $13.2 million for the year ended December 31, 2024 compared to a loss of $8.7 million for the corresponding fiscal period in 2023 primarily due to the impairment and lower gross profit.

Liquidity and Capital Resources

Each of DBG, Bailey, Stateside and Sundry has historically satisfied both liquidity needs and funding of operations through borrowings capital raises and internally generated cash flow, Changes in working capital, are driven primarily by levels of business activity. Historically each of DBG, Bailey, Stateside and Sundry has maintained credit line facilities to support such working capital needs and makes repayments on that facility with excess cash flow from operations.

As of December 31, 2024, we had cash of $164,431, but we had a working capital deficit of $16.1 million. The Company requires significant capital to meet its obligations as they become due. Throughout the next twelve months, the Company intends to fund its operations primarily from the funds raised through its operations. The Company may pursue secondary equity offerings or debt financings to provide working capital and satisfy debt obligations. There can be no assurance as to the availability or terms upon which such financing and capital might be available in the future. If the Company is unable to secure additional funding, it may be forced to curtail or suspend its business plans.

In February 2025, the Company completed an offering consisting of the sale of common stock, warrants and pre-funded warrants for gross proceeds of $7,500,000, before deducting placement agent fees and commissions and other offering expenses.

Cash Flow Activities

The following table presents selected captions from our statement of cash flows for the years ended December 31, 2024 and 2023:

	Year Ended
	December 31,
	2024	2023
Net cash provided by operating activities:
Net loss	$(13,106,589)	$(10,247,133)
Non-cash adjustments	$6,621,107	$1,364,216
Change in operating assets and liabilities	$331,144	$2,869,975
Net cash used in operating activities	$(6,152,338)	$(6,012,644)
Net cash provided by investing activities	$-	$88,819
Net cash provided by financing activities	$6,295,996	$4,661,615
Net change in cash	$143,658	$(1,262,509)

Cash Flows Used In Operating Activities

Our cash used in operating activities increased by $0.1 million to $6.1 million for the year ended December 31, 2024 as compared to cash used of $6 million for the corresponding fiscal period in 2023. The increase in net cash used in operating activities was primarily driven by a higher net loss in 2024, partially offset by a increase in non-cash adjustments of $5.4 million and lesser cash provided by changes in our operating assets and liabilities compared to 2023.

Cash Flows provided by Investing Activities

Our cash provided by investing activities was $0 in the year ended December 31, 2024 as compared to $0.1 million for the corresponding fiscal period in 2023.

Cash Flows Provided by Financing Activities

Cash provided by financing activities was $6.3 million for the year ended December 31, 2024 compared of $4.7 million for the corresponding fiscal period in 2023. Cash inflows in 2024 included $9.4 million in equity proceeds after offering costs including proceeds from the exercise of warrants, $0.8 million from the issuance of notes, loans and merchant advances, partially offset by note, loan and notes payable repayments of $3.9 million. Cash inflows in 2023 were primarily related to $8.1 million in equity proceeds after offering costs, $1.1 million from exercise of warrants, $5.6 million from convertible notes and loans and advances from factor, partially offset by note repayments and related party advances of $10.3 million.

Contractual Obligations and Commitments

As of December 31, 2024, we have $6.5 million in outstanding principal on debt, primarily our promissory notes due to the Bailey44 Sellers, the March 2023 Notes, PPP and merchant advances. Aside from our remaining non-current SBA obligations, all outstanding loans have maturity dates through 2025.

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

The information required by this item may be found on pages F-1 through F-30 of this annual report on Form 10-K.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, who serve as our principal executive officer and principal financial and accounting officer, respectively, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. In making this evaluation, our management considered the material weakness in our internal control over financial reporting described below. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of such date.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages and titles of our directors, director nominees, executive officers and key personnel:

Executive Officers and Directors

The following table sets forth certain information with respect to our executive officers and directors as of December 31, 2024.

Name	Age	Position
John Hilburn Davis IV	52	President, Chief Executive Officer and Chairman of the Board
Reid Yeoman	42	Chief Financial Officer
Mark T. Lynn	40	Director
Trevor Pettennude	57	Director
Jameeka Aaron	44	Director
Huong “Lucy” Doan	55	Director

Board Composition

Our board of directors may establish the authorized number of directors from time to time by resolution. Our Board currently consists of five members.

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

Non-employee Board Members

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

Committees of the Board of Directors

Our board of directors has established an audit committee, a compensation committee and a nominating and corporate governance committee, each of which operates pursuant to a charter adopted by our board of directors. The board of directors may also establish other committees from time to time to assist our company and the board of directors. The composition and functioning of all of our committees will comply with all applicable requirements of the Sarbanes-Oxley Act, and SEC rules and regulations. Each committee’s charter is available on our website at www.digitalbrandsgroup.co. The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website.

Board and committee meetings

During the year ended December 31, 2024, the Board held 4 meetings and acted by unanimous written consent 4 times. The audit committee held 4 meetings. The compensation committee held 4 meetings and acted by unanimous written consent 4 times. The nominating and corporate governance committee held 4 meetings. During 2024, each director attended more than 75% of the combined meetings of the Board and each committee on which he or she served.

Audit committee

Trevor Pettennude, Jameeka Green Aaron and Huong Doan serve on the audit committee, which is chaired by Huong Doan. Our board of directors has determined that each are “independent” for audit committee purposes as that term is defined by the rules of the SEC and Nasdaq, and that each has sufficient knowledge in financial and auditing matters to serve on the audit committee. Our Board of directors has designated Huong Doan as an “audit committee financial expert,” as defined under the applicable rules of the SEC. The audit committee’s responsibilities include:

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

Compensation committee

Trevor Pettennude, Jameeka Green Aaron and Huong Doan serve on the compensation committee, which is chaired by Jameeka Green Aaron. Our board of directors has determined that each member of the compensation committee is “independent” as defined in the Nasdaq rules. The compensation committee’s responsibilities include:

●	annually reviewing and recommending to the board of directors the corporate goals and objectives relevant to the compensation of our Chief Executive Officer;

●	evaluating the performance of our Chief Executive Officer in light of such corporate goals and objectives and based on such evaluation: (i) recommending to the board of directors the cash compensation of our Chief Executive Officer, and (ii) reviewing and approving grants and awards to our Chief Executive Officer under equity-based plans;

●	reviewing and recommending to the board of directors the cash compensation of our other executive officers;

●	reviewing and establishing our overall management compensation, philosophy and policy;

●	overseeing and administering our compensation and similar plans;

●	reviewing and approving the retention or termination of any consulting firm or outside advisor to assist in the evaluation of compensation matters and evaluating and assessing potential and current compensation advisors in accordance with the independence standards identified in the applicable rules;

●	retaining and approving the compensation of any compensation advisors;

●	reviewing and approving our policies and procedures for the grant of equity-based awards;

●	reviewing and recommending to the board of directors the compensation of our directors; and

●	preparing the compensation committee report required by SEC rules, if and when required, to be included in our annual proxy statement.

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

Nominating and corporate governance committee

Trevor Pettennude, Jameeka Green Aaron and Huong Doan serve on the nominating and corporate governance committee, which is chaired by Huong Doan. Our board of directors has determined that each member of the nominating and corporate governance committee is “independent” as defined in the Nasdaq rules. The nominating and corporate governance committee’s responsibilities include:

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

Code of Ethics and Business Conduct

The Company’s Code of Ethics and Business Conduct applies to all of its employees, officers and directors, including those officers responsible for financial reporting. The Code of Ethics and Business Conduct is available on its website at www.digitalbrandsgroup.co. Information contained on or accessible through such website is not a part of this Annual Report, and the inclusion of the website address in this Annual Report is an inactive textual reference only. The Company intends to disclose any amendments to the Code of Business Conduct and Ethics, or any waivers of its requirements, on its website to the extent required by the applicable rules and exchange requirements.

Compensation Recovery Policy

In 2023, the Board of Directors approved a new compensation recovery policy (the “Clawback Policy”) in compliance with SEC and then-applicable rules and regulations. The Clawback Policy provides that in the event we are required to prepare an “Accounting Restatement” (as defined in the Clawback Policy), we shall, subject to certain limited exceptions as described in the Clawback Policy, recover certain incentive-based compensation from executive officers who are or have been designated as an “officer” by the Board of Directors in accordance with Exchange Act Rule 16a-1(f). Compensation that shall be recovered under the Clawback Policy generally includes “Incentive-Based Compensation” (as defined in the Clawback Policy) received during the three-year period prior to the “Accounting Restatement Determination Date” (as defined in the Clawback Policy) that exceeds the amount that otherwise would have been received by the “officer” had such compensation been determined based on the restated amounts in the financial restatement. Under the Clawback Policy, “Incentive-Based Compensation” includes any compensation that is granted, earned, or vested based, in whole or in part, upon the attainment of a Financial Reporting Measure (as defined in the Clawback Policy).

Insider Trading Arrangements and Policies

We have adopted an insider trading policy that governs the purchase, sale, and/or other transactions of our securities by our directors, officers and employees. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K for the fiscal year ended December 31, 2024. In addition, with regard to us trading in our own securities, it is our policy to comply with the federal securities laws and the applicable exchange listing requirements in all respects.

Anti-Hedging Policy

Under the terms of our insider trading policy, we prohibit each officer, director and employee, and each of their family members and controlled entities, from engaging in certain forms of hedging or monetization transactions. Such transactions include those, such as zero-cost collars and forward sale contracts, that would allow them to lock in much of the value of their stock holdings, often in exchange for all or part of the potential for upside appreciation in the stock, and to continue to own the covered securities but without the full risks and rewards of ownership.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers and persons who beneficially own more than 10% of the Company’s common stock to file with the SEC reports showing initial ownership of and changes in ownership of the Company’s common stock and other registered equity securities. Based solely upon our review of the copies of such forms or written representations from certain reporting persons received by us with respect to fiscal year 2024, the Company believes that its directors and executive officers and persons who own more than 10% of a registered class of its equity securities have complied with all applicable Section 16(a) filing requirements for fiscal year 2024.

Board Oversight of Risk Management

The Board of Directors considers oversight of the Company’s risk management efforts, including enterprise risk management, to be a responsibility of the entire Board (as reported by and through the appropriate committee in the case of risks under the purview of a particular committee). Management regularly updates the full Board on major Company initiatives, strategies, and related risks. At least annually, management reviews with the Board risks to the enterprise and efforts to address them. In addition, presentations are made in the ordinary course at scheduled Board meetings regarding operations, finance, market trends, and the various other risks that face the Company. On an ongoing basis, the various committees of the Board address risk in the areas germane to their scope. For example:

●	The nominating and corporate governance committee evaluates Board effectiveness, succession planning, and general corporate best practices;

●	The compensation committee oversees the Company’s policies to attract, retain, and motivate talented employees and ties compensation to actual performance, including risks associated with executive compensation; and

●	The audit committee provides risk oversight of the Company’s financial statements, the Company’s compliance with legal and regulatory requirements and corporate policies and controls, including controls over financial reporting, computerized information systems and cyber security, the independent auditor’s selection, retention, qualifications, objectivity and independence, and the performance of the Company’s internal audit function.

The chairperson of the relevant Board committee reports on the committee’s discussions to the entire Board during the committee reports portion of the applicable Board meeting.

Leadership Structure and Role in Risk Oversight

Our Board of Directors has a Chairman, Mr. Davis. The Chairman has authority, among other things, to preside over Board meetings and set the agenda for Board meetings. Accordingly, the Chairman has substantial ability to shape the work of our Board of Directors. We believe that separation of the roles of Chairman and Chief Executive Officer is not necessary at this time to ensure appropriate oversight by the Board of Directors of our business and affairs. However, no single leadership model is right for all companies and at all times. The Board of Directors recognizes that depending on the circumstances, other leadership models, such as the appointment of a lead independent director, might be appropriate. Accordingly, the Board of Directors may periodically review its leadership structure. In addition, the Board of Directors will hold executive sessions in which only independent directors are present.

Our Board of Directors is generally responsible for the oversight of corporate risk in its review and deliberations relating to our activities. Our audit committee oversees management of financial risks; our Board of Directors regularly reviews information regarding our cash position, liquidity and operations, as well as the risks associated with each. The Board of Directors regularly reviews plans, results and potential risks related to our product development and commercialization efforts. Our compensation committee oversees risk management as it relates to our compensation plans, policies and practices for all employees including executives and directors, particularly whether our compensation programs may create incentives for our employees to take excessive or inappropriate risks which could have a material adverse effect on us.

Executive Sessions of Independent Directors

The independent directors of the Board and each standing committee meet regularly in executive sessions without management present. Stockholders wishing to communicate with the independent directors may contact them by writing to Independent Directors, c/o Corporate Secretary, Digital Brands Group, Inc., 1400 Lavaca Street, Austin, TX 78701. Any such communication will be promptly distributed by our Corporate Secretary to the individual independent director or directors named in the communication in the same manner as described below in “Communications with the Board.”

Communications with the Board

Stockholders and other interested parties can send communications to one or more members of the Board by writing to the Board or specific directors or group of directors at the following address: c/o Corporate Secretary, Digital Brands Group, Inc., 1400 Lavaca Street, Austin, TX 78701. Any communication will be promptly distributed by our Corporate Secretary to the individual director or directors named in the communication or to all directors if addressed to the entire Board.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation of Named Executive Officers

The summary compensation table below shows certain compensation information for services rendered in all capacities for the fiscal years ended December 31, 2024 and 2023. Other than as set forth herein, no executive officer’s salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

	Fiscal				Option	Stock
Name and Principal Position	Year	Salary		Bonus	Awards	Awards	Total
John “Hil” Davis	2024	$249,000	(1)	$—	$—	$—	$249,000
President and Chief Executive Officer	2023	$249,000		$—	$—	$—	$249,000
Reid Yeoman	2024	$250,000	(2)	$—	$—	$—	$250,000
Chief Financial Officer	2023	$250,000	(2)	$—	$—	$—	$250,000

(1) This amount represents the amount of salary Mr. Davis was entitled to receive under his agreement with the Company. $34,483.85 of such amount has been paid to Mr. Davis.

(2) This amount represents the amount of salary Mr. Yeoman was entitled to receive under his agreement with the Company. Such amount has not yet been paid to Mr. Yeoman.

Outstanding Equity Awards at 2024 Fiscal Year-End

The following table provides certain information concerning any common share purchase options, stock awards or equity incentive plan awards held by each of our named executive officers that were outstanding as of December 31, 2024.

Option Awards						Stock Awards
Equity
								Equity	Incentive
								Incentive	Plan
								Plan	Awards:
								Awards:	Market or
								Number	Payout
			Equity					of	Value
			Incentive				Market	Unearned	of
			Plan			Number of	Value of	Shares,	Unearned
			Awards:			Shares or	Shares	Units or	Shares,
	Number of	Number of	Number of			Units of	or	Other	Units or
	Securities	Securities	Securities			Stock	Units of	Rights	Other
	Underlying	Underlying	Underlying	Option		That Have	Stock That	That	Rights That
	Unexercised	Unexercised	Unexercised	Exercise	Option	Not	Have	Have	Have
	Options(#)	Options(#)	Unearned	Price	Expiration	Vested	Not	Not	Not
Name	Exercisable	Unexercisable	Options (#)	($)	Date	(#)	Vested	Vested	Vested
John “Hil” Davis	17	15	2	$518,750	May-31	—	—	—	—
Reid Yeoman	1	1	1	$518,750	May-31

Employment Agreements

In December 2020, we entered into an offer letter with Mr. Davis, our Chief Executive Officer and a member of our board. The offer letter provides for an annual base salary of $350,000 effective October 1, 2020, and for Mr. Davis to be appointed to our board effective November 30, 2020. Effective January 1, 2021, Mr. Davis is also eligible to receive an annual bonus with a target of 175%, and with a range from 0% to a maximum of 225%, of his base salary based upon achievement of Company and individual goals. He is also eligible to participate in employee benefit plans that we offer to our other senior executives. In the event of a termination of his employment after June 30, 2021, Mr. Davis is eligible for severance benefits as may be approved by the Board. Mr. Davis is subject to our recoupment, insider trading and other company policies, a perpetual non-disclosure of confidential information covenant, a non-disparagement covenant and a non-solicitation of employees covenant. Mr. Davis’ offer letter also provided for an option grant exercisable for up to 17 shares of our common stock to him at a per share exercise price equal to the IPO price, of which 75% of the options vested on the effective date of the IPO and 25% of the options vest in accordance with the vesting schedule provided in the Company’s 2020 Stock Plan. Mr. Davis is an at- will employee and does not have a fixed employment term.

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

In the event of a termination of his employment after June 30, 2021, Mr. Yeoman is eligible for severance benefits as may be approved by the Board. Mr. Yeoman is subject to our recoupment, insider trading and other company policies, a perpetual non-disclosure of confidential information covenant, a non- disparagement covenant and a non-solicitation of employees covenant. Mr. Yeoman’s offer letter also provided for an option grant 1 share of our common stock to him at a per share exercise price equal to the IPO price, of which 75% of the options vested on the effective date of the IPO and 25% of the options vest in accordance with the vesting schedule provided in the Company’s 2020 Stock Plan. Mr. Yeoman is an at-will employee and does not have a fixed employment term.

Compensation of Directors

Our non-employee directors currently do not receive any compensation for their services. Directors who are also our employees do not receive any additional compensation for their service on our board of directors.

Going forward, our board of directors believes that attracting and retaining qualified non-employee directors will be critical to the future value growth and governance of our company. Our board of directors also believes that any compensation package for our non-employee directors should be equity-based to align the interests of these directors with our stockholders. On the effective date of the previous offerings, each of our director nominees was granted options to purchase 400 shares of common stock at a per share exercise price equal to the price of the shares of common stock per the offering. The options will vest over a one year period of time. We may in the future grant additional options to our non-employee directors although there are no current plans to do so.

2020 Incentive Stock Plan

We have adopted a 2020 Omnibus Incentive Stock Plan (the “2020 Plan”). An aggregate of 26 shares of our common stock is reserved for issuance and available for awards under the 2020 Plan, including incentive stock options granted under the 2020 Plan. The 2020 Plan administrator may grant awards to any employee, director, and consultants of the company and its subsidiaries. To date, 22 grants have been made under the 2020 Plan and 4 shares remain eligible for issuance under the 2020 Plan.

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

Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

We do not have any formal policy that requires us to grant, or avoid granting, stock options at particular times. Consistent with its annual compensation cycle, if options are to be granted, the Compensation Committee generally seeks to grant annual stock option awards after its Annual Report on Form 10-K has been filed. The timing of any stock option grants in connection with new hires, promotions, or other non-routine grants is tied to the event giving rise to the award (such as an employee’s commencement of employment or promotion effective date). As a result, in all cases, the timing of grants of stock options occurs independent of the release of any material nonpublic information, and we do not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

No stock options were issued to executive officers in 2024 during any period beginning four business days before the filing of a periodic report or current report disclosing material non-public information and ending one business day after the filing or furnishing of such report with the SEC.

No Pension Benefits

We do not maintain any plan that provides for payments or other benefits to its executive officers at, following or in connection with retirement and including, without limitation, any tax-qualified defined benefit plans or supplemental executive retirement plans.

No Nonqualified Deferred Compensation

We do not maintain any defined contribution or other plan that provides for the deferral of compensation on a basis that is not tax-qualified.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below sets forth information regarding the projected beneficial ownership of our common stock as of April 9, 2025 by the following individuals or groups:

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

The applicable percentage ownership in the following table is based on 4,146,494 shares of our common stock outstanding as of April 9, 2025. After giving effect to the exercise of the Pre-Funded Warrants and excludes as of such date:

Unless otherwise indicated, the address for each officer, director and director nominee in the following table is c/o Digital Brands Group, Inc., 1400 Lavaca Street, Austin, TX 78701.

	Number of
	Shares		Percentage of
	Beneficially		Shares
Name of Beneficial Owner	Owned		Outstanding
Executive Officers and Directors
John “Hil” Davis	18	(1)	*
Reid Yeoman	1	(2)	*
Mark Lynn	3	(3)	*
Trevor Pettennude	1	(4)	*
Jameeka Aaron	0		*
Huong “Lucy” Doan	0		*
All executive officers, directors and director nominees as a group (6 persons)	23	(5)	*

*	Less than one percent.

(1)	Represents options exercisable at $518,750 per share, and 1 share of common stock.

(2)	Represents an option to acquire 1 share of common stock, exercisable at $518,750 per share.

(3)	Represents options to acquire up to 3 shares of common stock, exercisable between $195,000 and $410,000 per share, and 1 share of common stock.

(4)	Represents an option to acquire 1 share of common stock, exercisable at $195,000 per share, and 1 share of common stock.

(5)	Represents options to acquire up to 23 shares of common stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of December 31, 2024 and 2023, the Company made net repayments for amounts due to related parties totaling $11,909 and $130,205, respectively. As of December 31, 2024 and 2023, amounts due to related parties were $411,921 and $400,012, respectively. The advances are unsecured, non-interest bearing and due on demand. Amounts due to related parties consist of current and former executives, and a board member.

As of December 31, 2024 and 2023, due to related parties includes advances from the former officer, Mark Lynn, who also serves as a director, totaling $104,568 and $104,568, respectively, and accrued salary and expense reimbursements of $87,221 and $87,221, respectively, to current officers.

In October 2022, the Company received advances from a director, Trevor Pettennude, totaling $325,000. The advances are unsecured, non-interest bearing and due on demand. As of December 31, 2024 and 2023, $190,000 and $175,000, respectively, were outstanding.

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

Director Independence

Our board of directors has undertaken a review of the independence of each director. Based on information provided by each director concerning his or her background, employment and affiliations, our board of directors has determined that Trevor Pettennude, Jameeka Aaron, and Huong “Lucy” Doan, do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the applicable rules and regulations of the SEC and the listing standards of Nasdaq. In making these determinations, our board of directors considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances our board of directors deemed relevant in determining their independence.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table provides information regarding the fees billed to us by Macias Gini & O’Connell LLP in the fiscal years ended December 31, 2024 and 2023, respectively. All fees described below were approved by the Board:

	For the Fiscal Years Ended
	December 31,
	2024	2023
Audit fees (1)	$423,838	$351,099
Audit related fees	—	—
Tax fees	—	—
All other fees (2)	—	21,160
Total fees	$423,838	$372,259

(1)	Audit fees include fees associated with the annual audits of our financial statements, quarterly reviews of our financial statements, and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

(2)	Includes audit fees paid for pre-acquisition audits of the Company’s subsidiaries and other targets.

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

2.5	Membership Interest Purchase Agreement, dated August 30, 2021, by and between Moise Emquies and Digital Brands Group, Inc. (incorporated by reference to Exhibit 2.5 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).
2.6	Membership Interest Purchase Agreement, dated January 18, 2022, by and among Moise Emquies, George Levy, Matthieu Leblan and Carol Ann Emquies, Sunnyside, LLC, and George Levy as the Sellers’ representative (incorporated by reference to Exhibit 1.1 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on January 20, 2022).
2.7	Amended and Restated Membership Interest Purchase Agreement, dated June 17, 2022, by and among Digital Brands Group, Inc. and Moise Emquies, George Levy, Matthieu Leblan and Carol Ann Emquies (incorporated by reference to Exhibit 2.1 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on June 23, 2022).
2.8	Second Amended and Restated Membership Interest Purchase Agreement, dated October 13, 2022, by and among Digital Brands Group, Inc. and Moise Emquies, George Levy, Matthieu Leblan and Carol Ann Emquies (incorporated by reference to Exhibit 2.1 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on October 18, 2022).
3.1	Sixth Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.3 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).
3.2	Certificate of Designation of Series A Preferred Stock, dated August 31, 2022 (incorporated by reference to Exhibit 3.1 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on August 31, 2022).
3.3	Certificate of Designation of Series A Convertible Preferred Stock, dated September 29, 2022 (incorporated by reference to Exhibit 3.1 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on October 5, 2022).
3.4	Certificate of Correction of Series A Convertible Preferred Stock, dated October 3, 2022 (incorporated by reference to Exhibit 3.2 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on October 5, 2022).
3.5	Certificate of Amendment of Certificate of Incorporation of Digital Brands Group, Inc. dated October 13, 2022 (incorporated by reference to Exhibit 3.1 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on October 18, 2022).
3.6	Certificate of Amendment of Certificate of Incorporation of Digital Brands Group, Inc. dated October 21, 2022 (incorporated by reference to Exhibit 3.1 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on October 26, 2022).
3.7	Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.5 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).
3.8	Amendment No. 1 to the Amended and Restated Bylaws of Digital Brands Group, Inc., as amended (incorporated by reference to Exhibit 3.1 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on August 12, 2022).
3.9	Amendment No. 2 to the Amended and Restated Bylaws of Digital Brands Group, Inc., as amended (incorporated by reference to Exhibit 3.2 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on August 31, 2022).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).
4.2	Warrant Agency Agreement, including Form of Warrant Certificate (incorporated by reference to Exhibit 10.1 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on May 18, 2021).

Exhibit Number	Description

4.3	Representative’s Warrant Agreement (incorporated by reference to Exhibit 4.1 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on May 18, 2021).
4.4	Form of Lender’s Warrants (incorporated by reference to Exhibit 4.4 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).
4.5	Form of Promissory Note, dated July 22, 2022, by Digital Brands Group, Inc. in favor each Investor (incorporated by reference to Exhibit 10.2 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on July 27, 2022).
4.6	Form of Warrant, dated July 22, 2022, by Digital Brands Group, Inc. in favor each Investor (incorporated by reference to Exhibit 10.3 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on July 27, 2022).
4.7	Form of Promissory Note, dated July 28, 2022, by Digital Brands Group, Inc. in favor the New Investor (incorporated by reference to Exhibit 10.2 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on August 2, 2022).
4.8	Form of Warrant, dated July 28, 2022, by Digital Brands Group, Inc. in favor the New Investor (incorporated by reference to Exhibit 10.3 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on August 2, 2022).
4.9	Form of Promissory Notes issued to each of the Sellers, Jenny Murphy and Elodie Crichi (incorporated by reference to Exhibit 10.1 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on October 18, 2022).
4.10	Registration Rights Agreement, dated August 30, 2021, by and between Digital Brands Group, Inc. and Moise Emquies (incorporated by reference to Exhibit 4.1 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on August 31, 2021).
4.11	Registration Rights Agreement, dated August 27, 2021, by and between Digital Brands Group, Inc. and Oasis Capital, LLC (Note) (incorporated by reference to Exhibit 4.2 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on August 31, 2021).
4.12	Registration Rights Agreement, dated August 27, 2021, by and between Digital Brands Group, Inc. and Oasis Capital, LLC (ELOC) (incorporated by reference to Exhibit 4.3 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on August 31, 2021).
4.13	Joinder and Amendment to Registration Rights Agreement, dated October 1, 2021, by and among Digital Brands Group, Inc., Oasis Capital, LLC and FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 4.2 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on October 6, 2021).
4.14	Amendment to Registration Rights Agreement, dated November 16, 2021, by and among Digital Brands Group, Inc., Oasis Capital, LLC and FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 4.2 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on November 19, 2021).
4.15	Registration Rights Agreement, dated April 8, 2022, by and among Digital Brands Group, Inc. and certain Investors (incorporated by reference to Exhibit 4.1 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on April 12, 2022).
4.16	Registration Rights Agreement, dated July 22, 2022, by and among Digital Brands Group, Inc. and certain Investors (incorporated by reference to Exhibit 4.1 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on July 27, 2022).
4.17	Registration Rights Agreement, dated September 29, 2022, by and among Digital Brands Group, Inc. and the Investor (incorporated by reference to Exhibit 4.1 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on October 5, 2022).
4.18	Underwriter’s Warrants issued to Alexander Capital L.P. on May 5, 2022 (incorporated by reference to Exhibit 4.1 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on May 10, 2022)
4.19	Underwriter’s Warrants issued to Revere Securities, LLC (incorporated by reference to Exhibit 4.2 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on May 10, 2022)
4.20	Form of Class B Warrant (incorporated by reference to Exhibit 4.27 to the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on November 29, 2022 (File no. 333-268213)).
4.21	Form of Class C Warrant (incorporated by reference to Exhibit 4.28 to the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on November 29, 2022 (File no. 333-268213)).
4.22	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.29 to the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on November 29, 2022 (File no. 333-268213)).
4.23	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.30 to the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on November 29, 2022 (File no. 333-268213)).
4.24	Registration Rights Agreement, dated December 29, 2022, by and among Digital Brands Group, Inc. and the Investors (incorporated by reference to Exhibit 4.1 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on January 4, 2023).

Exhibit Number	Description

4.25	Registration Rights Agreement, dated December 30, 2022, by and among Digital Brands Group, Inc. and Moise Emquies, George Levy, Matthieu Leblan and Carol Ann Emquies (incorporated by reference to Exhibit 4.1 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on January 4, 2023).
4.26	Form of Common Warrant (incorporated by reference to Exhibit 4.1 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on January 11, 2023).
4.27	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.2 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on January 11, 2023).
4.28	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.3 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on January 11, 2023).
4.29*	Description of Securities.
10.1	Form of Indemnification Agreement between the Registrant and each of its directors and officers (incorporated by reference to Exhibit 10.1 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).
10.2#	Form of Option Agreement with each of John “Hil” Davis, Laura Dowling and Reid Yeoman (incorporated by reference to Exhibit 10.2 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).
10.3#	Form of Board of Directors Agreement, entered into by each of the Director Nominees (incorporated by reference to Exhibit 10.4 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).
10.4#	Consulting Agreement dated as of April 9, 2021 between Alchemy Advisory LLC and Digital Brands Group, Inc. (incorporated by reference to Exhibit 10.6 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).
10.5#	2013 Stock Plan (incorporated by reference to Exhibit 10.7 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).
10.6	Promissory Note, dated April 10, 2020, between Digital Brands Group (formally known as Denim.LA, Inc.) and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.16 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).
10.7	Loan dated June 25, 2020, between Digital Brands Group and The Small Business Administration, an Agency of the U.S. Government (incorporated by reference to Exhibit 10.17 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).
10.8	Promissory Note, dated April 5, 2020, between JPMorgan Chase Bank, N.A. and Bailey 44, LLC (incorporated by reference to Exhibit 10.18 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).
10.13	Lease Agreement between 850-860 South Los Angeles Street LLC and Bailey 44, LLC, dated April 27, 2016 (incorporated by reference to Exhibit 10.23 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).
10.14	Lease Agreement between 850-860 South Los Angeles Street LLC and Bailey 44, LLC, dated April 16, 2018 (incorporated by reference to Exhibit 10.24 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).
10.15	Lease Agreement among 45th Street, LLC, Sister Sam, LLC and Bailey 44, LLC dated January 17, 2013 (incorporated by reference to Exhibit 10.25 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).
10.16	Amendment to Lease Agreement among 45th Street, LLC, Sister Sam, LLC and Bailey 44, LLC dated February 20, 2018 (incorporated by reference to Exhibit 10.26 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).
10.17	Secured Promissory Note to Norwest Venture Partners XI, LP and Norwest Venture Partners XII, LP of Bailey 44, LLC (incorporated by reference to Exhibit 10.28 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).
10.18	Securities Purchase Agreement, dated August 27, 2021, by and between Digital Brands Group, Inc. and Oasis Capital, LLC (incorporated by reference to Exhibit 10.31 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).
10.19	Senior Secured Convertible Promissory Note, dated August 27, 2021, by Digital Brands Group, Inc. in favor of Oasis Capital, LLC (incorporated by reference to Exhibit 10.32 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).

Exhibit Number	Description

10.20	Equity Purchase Agreement, dated August 27, 2021, by and between Digital Brands Group, Inc. and Oasis Capital, LLC (incorporated by reference to Exhibit 10.33 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).
10.21	Amended and Restated Securities Purchase Agreement, dated October 1, 2021, by and among Digital Brands Group, Inc., Oasis Capital, LLC and FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.34 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).
10.22	Senior Secured Convertible Promissory Note, dated October 1, 2021, by Digital Brands Group, Inc. in favor of FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.35 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).
10.23	Security Agreement, dated August 27, 2021, by and between Digital Brands Group, Inc. and Oasis Capital, LLC (incorporated by reference to Exhibit 10.36 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).
10.24	Joinder and Amendment to Security Agreement, dated October 1, 2021, by and among Digital Brands Group, Inc., Oasis Capital, LLC and FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.37 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).
10.25	Securities Purchase Agreement, dated November 16, 2021, by and among Digital Brands Group, Inc., Oasis Capital, LLC and FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.40 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).
10.26	Senior Secured Convertible Promissory Note, dated November 16, 2021, by Digital Brands Group, Inc. in favor of FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.41 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).
10.27	Waiver by FirstFire Global Opportunities Fund, LLC, dated November 16, 2021 (incorporated by reference to Exhibit 10.42 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).
10.28	Waiver by Oasis Capital, LLC, dated November 16, 2021 (incorporated by reference to Exhibit 10.43 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).
10.29	Registration Rights Agreement, dated April 9, 2022, by among Digital Brands Group, Inc. and the Investors (incorporated by reference to Exhibit 4.1 of Digital Brands Group Inc.’s Current Report on Form 8-K, filed with the SEC on April 12, 2022).
10.30	Securities Purchase Agreement, dated April 9, 2022, by among Digital Brands Group, Inc. and the Investors (incorporated by reference to Exhibit 10.1 of Digital Brands Group Inc.’s Current Report on Form 8-K, filed with the SEC on April 12, 2022).
10.31	Form of Warrant, dated April 9, 2022, by Digital Brands Group, Inc. in favor of the Investors (incorporated by reference to Exhibit 10.3 of Digital Brands Group Inc.’s Current Report on Form 8-K, filed with the SEC on April 12, 2022).
10.32+	Agreement for the Purchase and Sale of Future Receipts, dated March 21, 2022, between Digital Brands Group, Inc. and Advantage Platform Services Inc. d/b/a Advantage Capital Funding (incorporated by reference to Exhibit 10.45 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333- 264347), filed with the SEC on May 5, 2022).
10.33+	Agreement for the Purchase and Sale of Future Receipts, dated March 29, 2022, between Digital Brands Group, Inc. and Advantage Platform Services Inc. d/b/a Advantage Capital Funding (incorporated by reference to Exhibit 10.46 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333- 264347), filed with the SEC on May 5, 2022).
10.34	First Amendment to Securities Purchase Agreement, dated July 28, 2022, by and among Digital Brands Group, Inc. and certain Investors (incorporated by reference to Exhibit 10.1 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on August 2, 2022).
10.35	Securities Purchase Agreement, dated September 29, 2022, by and among Digital Brands Group, Inc. and the investor thereto (incorporated by reference to Exhibit 10.1 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on October 5, 2022).
10.36	Form of Securities Purchase Agreement, by and between Digital Brands Group, Inc. and the purchasers party thereto (incorporated by reference to Exhibit 10.38 to the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on November 29, 2022 (File no. 333-268213)).

Exhibit Number	Description

10.37	Securities Purchase Agreement, dated December 29, 2022, by and among Digital Brands Group, Inc. and the Investors (incorporated by reference to Exhibit 10.1 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on January 4, 2023).
10.38	Form of Promissory Note, dated December 29, 2022, by Digital Brands Group, Inc. in favor each Investor (incorporated by reference to Exhibit 10.2 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on January 4, 2023).
10.39	Form of Securities Purchase Agreement, dated as of January 11, 2023, by and among the Company and the purchasers party thereto (incorporated by reference to Exhibit 10.1 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on January 11, 2023).
10.40	Form of Registration Rights Agreement, dated as of January 11, 2023, by and among the Company and the purchasers party thereto (incorporated by reference to Exhibit 10.2 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on January 11, 2023).
10.41	Form of Warrant, dated December 29, 2022, by Digital Brands Group, Inc. in favor each Investor (incorporated by reference to Exhibit 10.3 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on January 4, 2023).
10.42	Form of Securities Purchase Agreement, dated April 7, 2023, by and among Digital Brands Group, Inc. and the Investors (incorporated by reference to Exhibit 10.1 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on April 13, 2023).
10.43	Form of Promissory Note, dated April 7, 2023, by Digital Brands Group, Inc. in favor each Investor (incorporated by reference to Exhibit 10.2 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on April 13, 2023).
14.1*	Code of Ethics and Business Conduct.
19.1*	Insider Trading Policy.
21.1	List of Subsidiaries of the Registrant. (incorporated by reference to Exhibit 21.1 of Digital Brands Group Inc.’s Registration Statement on Form S-1 (Reg. No. 333-269463), filed with the SEC on January 30, 2023).
23.1*	Consent of independent registered public accounting firm.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a)
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a)
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350
97.1*	Compensation Recovery Policy.
101.INS*	Inline XBRL Instance
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation
101.LAB*	Inline XBRL Taxonomy Extension Labels
101.PRE*	Inline XBRL Taxonomy Extension Presentation
104*	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith

#	Indicates management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL BRANDS GROUP, INC.

	By:	/s/ John Hilburn Davis IV
April 9, 2025	Name:	John Hilburn Davis IV
	Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ John Hilburn Davis IV	Director, President and Chief Executive Officer	April 9, 2025
John Hilburn Davis IV	(Principal Executive Officer)

/s/ Reid Yeoman	Chief Financial Officer	April 9, 2025
Reid Yeoman	(Principal Financial and Accounting Officer)

/s/ Mark T. Lynn	Director	April 9, 2025
Mark T. Lynn

/s/ Trevor Pettennude	Director	April 9, 2025
Trevor Pettennude

/s/ Jameeka Aaron Green	Director	April 9, 2025
Jameeka Aaron Green

/s/ Huong “Lucy” Doan	Director	April 9, 2025
Huong “Lucy” Doan

DIGITAL BRANDS GROUP, INC.

FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Report of Independent Registered Public Accounting Firm

(PCAOB ID 324)

To the Board of Directors and Shareholders of Digital Brands Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Digital Brands Group, Inc. and Subsidiaries (collectively, the “Company”) as of December 31, 2024 and December 31,2023, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related consolidated notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and December 31, 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Irvine, California

April 9, 2025

DIGITAL BRANDS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$164,431	$20,773
Accounts receivable, net	44,067	74,833
Due from factor, net	390,186	337,811
Inventory	3,823,940	4,849,600
Prepaid expenses and other current assets	274,643	276,670
Total current assets	4,697,267	5,559,687
Property, equipment and software, net	24,089	55,509
Goodwill	8,973,501	8,973,501
Intangible assets, net	6,120,039	9,982,217
Deposits	75,431	75,431
Right of use asset	-	689,688
Total assets	$19,890,327	$25,336,033

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$6,424,661	$7,538,902
Accrued expenses and other liabilities	5,257,102	4,758,492
Due to related parties	411,921	400,012
Convertible note payable, net	100,000	100,000
Accrued interest payable	2,328,078	1,996,753
Loan payable, current	2,798,116	2,325,842
Promissory note payable, net	3,500,000	4,884,592
Right of use liability, current portion	-	1,210,814
Total current liabilities	20,819,878	23,215,407
Loan payable	150,000	150,000
Deferred tax liability	248,990	368,034
Total liabilities	21,218,868	23,733,441

Commitments and contingencies

Stockholders’ equity (deficit):
Undesignated preferred stock, $0.0001 par, 10,000,000 shares authorized, 0 shares issued and outstanding as of both December 31, 2024 and December 31, 2023	-	-
Series A convertible preferred stock, $0.0001 par, 6,300 shares designated, 6,300 shares issued and outstanding as of both December 31, 2024 and December 31, 2023	1	1
Series C convertible preferred stock, $0.0001 par, 1,344 and 4,786 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	1	1
Common stock, $0.0001 par, 1,000,000,000 shares authorized, 838,584 and 22,285 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	83	110
Additional paid-in capital	125,772,412	115,596,929
Accumulated deficit	(127,101,038)	(113,994,449)
Total stockholders’ equity (deficit)	(1,328,541)	1,602,592
Total liabilities and stockholders’ equity (deficit)	$19,890,327	$25,336,033

See the accompanying notes to the consolidated financial statements.

DIGITAL BRANDS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31,
	2024	2023
Net revenues	$11,555,656	$14,916,422
Cost of net revenues	7,911,536	8,372,642
Gross profit	3,644,120	6,543,780

Operating expenses:
General and administrative	8,652,361	14,299,389
Sales and marketing	2,896,698	4,035,835
Distribution	907,843	1,002,343
Impairment of intangible assets	1,388,000	-
Change in fair value of contingent consideration	-	(10,698,475)
Total operating expenses	13,844,902	8,639,092

Loss from operations	(10,200,782)	(2,095,312)

Other expense:
Interest expense	2,941,171	5,517,118
Other non-operating expenses	83,680	704,166
Total other expense, net	3,024,851	6,221,284

Income tax benefit (provision)	119,044	(368,034)
Net loss from continuing operations	(13,106,589)	(8,684,630)
(Loss) from discontinued operations, net of tax	-	(1,562,503)
Net loss	$(13,106,589)	$(10,247,133)

Weighted average common shares outstanding - basic and diluted	170,853	22,385
Net loss per common share - basic and diluted	$(76.71)	$(457.78)

See the accompanying notes to the consolidated financial statements.

DIGITAL BRANDS GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Series A Convertible		Series C Convertible						Total
	Preferred Stock		Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balances at December 31, 2022	6,300	$1	-	$-	3,575	$-	$96,294,141	$(103,747,316)	$(7,453,174)
Issuance of common stock pursuant to private placement	-	-	-	-	1,022	-	4,463,076	-	4,463,076
Shares and warrants issued with notes	-	-	-	-	88	-	658,494	-	658,494
Conversion of notes into preferred stock	-	-	5,761	1	-	-	5,759,177	-	5,759,177
Issuance of common stock pursuant to disposition	-	-	-	-	1,562	-	1,357,043	-	1,357,043
Common stock issued for services	-	-	-	-	2,198	-	1,656,427	-	1,656,428
Exercise of Warrants	-	-	-	-	2,476	-	1,167,565	-	1,167,566
Issuance of common stock pursuant to private placement, net of offering cost	-	-	-	-	10,278	-	3,832,304	-	3,832,305
Conversion of preference shares into common stock	-	-	(975)	-	1,088	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	408,810	-	408,810
Effect of reverse stock split	-	-	-	-	-	2	-	-	2
Net loss	-	-	-	-	-	-	-	(10,247,133)	(10,247,133)
Balances at December 31, 2023	6,300	1	4,786	1	22,287	$2	115,597,037	(113,994,449)	1,602,592
Issuance of common stock pursuant to private placements	-	-	-	-	806,754	81	9,374,360	-	9,374,441
Conversion of debt and interest into common stock	-	-	-	-	3,120	-	318,767	-	318,767
Shares issued for services	-	-	-	-	2,582	-	312,634	-	312,634
Conversion of preferred shares into common stock	-	-	(3,442)	-	3,840	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	169,614	-	169,614
Net loss	-	-	-	-	-	-	-	(13,106,589)	(13,106,589)
Balances at December 31, 2024	6,300	$1	1,344	$1	838,584	$83	$125,772,412	$(127,101,038)	$(1,328,541)

See the accompanying notes to the consolidated financial statements.

DIGITAL BRANDS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2024		2023
Cash flows from operating activities:
Net loss		$(13,106,589)	$(10,247,133)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization		2,505,598	3,249,194
Amortization of loan discount and fees		2,429,591	3,937,007
Impairment of intangibles		1,388,000	-
Loss on extinguishment of debt		-	716,517
Loss on disposition of business		-	1,523,940
Stock-based compensation		169,614	408,810
Shares issued for services		312,635	1,656,428
Shares issued for loan interest conversion		4,950	-
Change in credit reserve		(151,611)	202,761
Change in fair value of contingent consideration		-	(10,698,475)
Non-cash lease expense		81,374	-
Deferred tax expense		(119,044)	368,034
Changes in operating assets and liabilities:
Accounts receivable, net		30,766	497,771
Due from factor		99,236	144,755
Inventory		1,025,660	375,682
Prepaid expenses and other current assets		2,027	551,259
Accounts payable		(1,114,242)	1,900
Accrued expenses and other liabilities		498,610	1,047,730
Deferred revenue		-	(183,782)
Accrued interest payable		381,678	434,958
Due to related parties		11,909	-
Lease liabilities		(602,500)	-
Net cash used in operating activities		(6,152,338)	(6,012,644)
Cash flows from investing activities:
Purchase of property, equipment and software		-	(29,675)
Deposits		-	118,494
Net cash provided by investing activities		-	88,819
Cash flows from financing activities:
Repayments from related party advances		-	(155,205)
Advances from factor		-	154,073
Issuance of loans and note payable		790,977	5,479,611
Repayments of convertible notes and loan payable		(3,869,422)	(10,129,811)
Exercise of warrants		-	1,167,566
Issuance of common stock in public offering		9,374,441	8,145,381
Net cash provided by financing activities		6,295,996	4,661,615
Net change in cash and cash equivalents		143,658	(1,262,210)
Cash and cash equivalents at beginning of year		20,773	1,283,282
Cash and cash equivalents at end of year		$164,431	$20,773

Supplemental disclosure of cash flow information:
Cash paid for income taxes		$-	$-
Cash paid for interest		$1,838,682	$711,815

Supplemental disclosure of non-cash investing and financing activities:
Right of use asset	$		$467,738
Shares issued for services and conversion of accounts payable		$313,816	$-
Conversion of preferred shares into common stock		$-	$-
Conversion of notes into preferred stock		$-	$5,759,177

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

On June 21, 2023, the Company and the former owners of H&J executed a Settlement Agreement and Release (the “Settlement Agreement”) whereby contemporaneously with the parties’ execution of the Settlement Agreement (i) the Company agreed to make an aggregate cash payment of $229,000 to D. Jones Tailored Collection, Ltd. (“D. Jones”), (ii) the Company issued 39,052 shares of common stock to D. Jones, and (iii) the Company assigned and transferred one hundred percent (100%) of the Company’s membership interest in H&J to D. Jones. The H&J Settlement was accounted for a business disposition.

Reverse Stock Splits

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

On December 11, 2024, the Board of Directors approved a one-for-50 reverse stock split of its issued and outstanding shares of common stock and a proportional adjustment to the existing conversion ratios for each series of the Company’s preferred stock. The reverse stock split became effective as of December 11, 2024. Accordingly, all share and per share amounts for all periods presented in the accompanying consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect this reverse stock split and adjustment of the preferred stock conversion ratios.

NOTE 2: GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis. The Company has not generated profits since inception, has sustained net losses of $13,106,589 and $10,247,133 for the years ended December 31, 2024 and 2023, respectively, and has incurred negative cash flows from operations for the years ended December 31, 2024 and 2023. The Company has historically lacked liquidity to satisfy obligations as they come due and as of December 31, 2024, and the Company had a working capital deficit of $16,122,611. These factors, among others, arise substantial doubt about the Company’s ability to continue as a going concern. The Company expects to continue to generate operating losses for the foreseeable future. The accompanying consolidated financial statements do not include any adjustments as a result of this uncertainty.

Through the date the financial statements were available to be issued, the Company has been primarily financed through the issuance of capital stock and debt. In the event that the Company cannot generate sufficient revenue to sustain its operations, the Company will need to reduce expenses, which it has done, or obtain financing through the sale of debt and/or equity securities, which it has done. The issuance of additional equity would result in dilution to existing shareholders, which did occur in February 2025. If the Company is unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms acceptable to the Company, the Company would be unable to execute upon the business plan or pay costs and expenses as they are incurred, which would have a material, adverse effect on the business, financial condition and results of operations. While the Company has several potential sources of cash including cash warrants that are registered and exercisable that are in the money, the ability to file for an ELOC and shelf eligibility for an At-The-Market (“ATM”), no assurance can be given that the Company will be successful in these efforts.

Management’s Plans

In February 2025, the Company completed an offering consisting of the sale of common stock, warrants and pre-funded warrants for gross proceeds of $7,500,000, before deducting placement agent fees and commissions and other offering expenses. Refer Note 14 Subsequent events for further detail.

As of April 4, 2025, the date of issuance of these condensed consolidated financial statements, the Company expects that its cash and cash equivalents of $164,433, together with the net proceeds received from the February 2025 offering, and measures described below, will be sufficient to fund its operating expenses, debt obligations and capital expenditure requirements for at least one year from the date these consolidated financial statements are issued.

Throughout the next twelve months, the Company intends to fund its operations from the funds raised through the offering.  Additionally, the Company intends to fund operations from increased revenues due to its new marketing efforts and increased wholesale pricing and a more wholesale doors, through settlement and renegotiation of aged payables, conversions of outstanding debt and accrued interest, and continuing its cost cutting measures, which the Company has already made during the first three months of 2025.

The Company also plans to continue to fund its capital funding needs through a combination of public or private equity offerings, debt financings or other sources. This includes warrant exercises, an equity line of credit and At-The-Market (“ATM”) equity financings made available to us.  The Company has 22,730,680 warrants outstanding in connection with the offering in Registration Statement No. 3330-284508 filed on February 18, 2025.  The Company has an inducement agreement that was signed by the Company and the investors that allows the Company at its discretion to require the warrant holders to exercise warrants up to an aggregate value of $2 million in  warrants per thirty calendar days commencing on April 8, 2025, which would increase the Company’s cash position by $15 million over the next eight months.

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

Cash and Equivalents and Concentration of Credit Risk

The Company considers all highly liquid securities with an original maturity of less than three months to be cash equivalents. As of December 31, 2024 and 2023, the Company did not hold any cash equivalents. The Company’s cash and cash equivalents in bank deposit accounts, at times, may exceed federally insured limits of $250,000.

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

As of December 31, 2024 and December 31, 2023, the Company determined an allowance for credit losses of $295,837 and $41,854, respectively.

Inventory

Inventory is stated at the lower of cost or net realizable value and accounted for using the weighted average cost method for DSTLD and first-in, first-out method for Bailey, Stateside and Sundry. The inventory balances as of December 31, 2024 and 2023 consist substantially of finished good products purchased or produced for resale, as well as any raw materials the Company purchased to modify the products and work in progress.

Inventory consisted of the following:

	December 31,
	2024	2023
Raw materials	$665,450	$695,580
Work in process	250,820	585,387
Finished goods	2,907,670	3,568,633
Inventory	$3,823,940	$4,849,600

Property, Equipment, and Software

Property, equipment, and software are recorded at cost. Depreciation/amortization is recorded for property, equipment, and software using the straight-line method over the estimated useful lives of assets. The Company reviews the recoverability of all long-lived assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset might not be recoverable. The balances at December 31, 2024 and 2023 consist of software with three (3) year lives, property and equipment with three (3) to ten (10) year lives, and leasehold improvements which are depreciated over the shorter of the lease life or expected life.

Depreciation and amortization charges on property, equipment, and software are included in general and administrative expenses and amounted to $31,422 and $50,823 for the years ended December 31, 2024 and 2023, respectively.

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

At December 31, 2024, management determined that certain events and circumstances occurred that indicated that the carrying value of the Company’s brand name assets, and the carrying amount of the reporting units, pertaining to each reporting unit (Bailey44, Stateside and Sundry) may not be recoverable. The qualitative assessment was primarily due to reduced or stagnant revenues of each entities as compared to the Company’s initial projections at the time of each respective acquisitions, as well as certain entities’ liabilities in excess of assets. As such, the Company compared the estimated fair value of the brand names with its carrying value and recorded an impairment loss of $1,388,000 in the consolidated statements of operations, as detailed below by entity. Additionally, the Company compared the fair value of the reporting units to the carrying amounts and recorded no impairment loss pertaining to goodwill in the consolidated statements of operations. The Company utilized the enterprise value approach in the impairment tests of each reporting unit in 2024.

The following is a summary of goodwill and intangible impairment recorded pertaining to each entity:

	Year Ended
	December 31,
	2024	2023
Bailey brand name	$1,133,500	$—
Stateside brand name	254,500	—
Total impairment of intangibles	1,388,000	—
Total impairment of goodwill	—	—
Total impairment	$1,388,000	$—

In determining the fair value of the respective reporting units, management estimated the price that would be received to sell the reporting unit as a whole in an orderly transaction between market participants at the measurement date. This includes reviewing market comparables such as revenue multipliers and assigning certain assets and liabilities to the reporting units, such as the respective working capital deficits of each entity and debt obligations that would need to be assumed by a market participant buyer in an orderly transaction. The Company calculated the carrying amounts of each reporting unit by utilizing the entities’ assets and liabilities at December 31, 2024 and 2023 respectively, including the carrying value of the identifiable intangible assets and goodwill assigned to the respective reporting units.

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

The Company derives its revenue primarily from wholesale and e-commerce transactions. For both channels, revenue is recognized at the time the product is shipped to the customer, which is the point in time when control is transferred. The Company considers the sale of products as a single performance obligation. For the Company’s licensing agreement via Bailey44, the Company recognizes royalty revenue on a monthly basis over the term of the license agreement.

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

Shipping and Handling

The Company recognizes shipping and handling billed to customers as a component of net revenues, and the cost of shipping and handling as distribution costs. Total shipping and handling billed to customers as a component of net revenues was approximately $75,000 and $128,000 for the years ended December 31, 2024 and 2023, respectively. Total shipping and handling costs included in distribution costs were $907,843 and $1,016,716, respectively.

Advertising and Promotion

Advertising and promotional costs are expensed as incurred. Advertising and promotional expense for the years ended December 31,2024 and 2023 amounted to approximately $138,000 and $728,000, respectively. The amounts are included in sales and marketing expense.

General and Administrative

General and administrative expenses consist primarily of compensation and benefits costs, professional services and information technology. General and administrative expenses also include payment processing fees, design and warehousing fees.

Common Stock Purchase Warrants and Other Derivative Financial Instruments

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedging relationships and the types of relationships designated are based on the exposures hedged. At December 31, 2024 and 2023, the Company did not have any derivative instruments that were designated as hedges.

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

Segment Information

In accordance with ASC 280, Segment Reporting (“ASC 280”), we identify our operating segments according to how our business activities are managed and evaluated. As of December 31, 2024, we had one operating segment which pertains to the sale of apparel. All brands and reporting units currently report to the Chief Executive Officer. Each of our brands serve or are expected to serve customers through our wholesale, in store and online channels, allowing us to execute on our omni-channel strategy. We have determined that each of our brands share similar economic and other qualitative characteristics, and therefore the results of our operating businesses are aggregated into one reportable segment. All of the operating businesses have met the aggregation criteria and have been aggregated and are presented as one reportable segment, as permitted by ASC 280. We continually monitor and review our segment reporting structure in accordance with authoritative guidance to determine whether any changes have occurred that would impact our reportable segments.

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

Net Loss per Share

Net earnings or loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period, excluding shares subject to redemption or forfeiture. The Company presents basic and diluted net earnings or loss per share. Diluted net earnings or loss per share reflect the actual weighted average of common shares issued and outstanding during the period, adjusted for potentially dilutive securities outstanding. Potentially dilutive securities are excluded from the computation of the diluted net loss per share if their inclusion would be anti-dilutive. As all potentially dilutive securities are anti-dilutive as of December 31, 2024 and 2023, diluted net loss per share is the same as basic net loss per share for each year. Potentially dilutive items outstanding as of December 31, 2024 and 2023 are as follows

	December 31,
	2024	2023
Series A convertible preferred stock	542	542
Series C convertible preferred stock	1,500	5,340
Common stock warrants	45,701	23,604
Stock options	31	31
Total potentially dilutive shares	47,774	29,571

The stock options and warrants above are out-of-the-money as of December 31, 2024 and 2023.

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

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis, primarily disclosure of significant segment expense categories and amounts for each reportable segment. The new standard is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 in the annual financial statements for the twelve months ended December 31, 2024, and for interim periods beginning in 2025. The Company believes the amendments of ASU 2023-07 will not have a significant impact on the Company’s consolidated financial statements and will include all required disclosures upon adoption.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures, which requires greater disaggregation of income tax disclosures related to the income tax reconciliation and income taxes paid. The amendments improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. The new standard is effective for annual periods beginning after December 15, 2024, and early adoption is permitted. The Company believes the amendments of ASU 2023-09 will not have a significant impact on the Company’s consolidated financial statements and will include all required disclosures upon adoption.

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

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

Stateside

On August 30, 2021, the Company entered into a Membership Interest Purchase Agreement (the “MIPA”) with Moise Emquies pursuant to which the Company acquired all of the issued and outstanding membership interests of MOSBEST, LLC, a California limited liability company (“Stateside” and such transaction, the “Stateside Acquisition”). Pursuant to the MIPA, Moise Emquies, as the holder of all of the outstanding membership interests of Stateside, exchanged all of such membership interests for $5.0 million in cash and 22,031 shares of the Company’s common stock (the “Shares”), which number of Shares was calculated in accordance with the terms of the MIPA. Of such amount, $375,000 in cash and a number of Shares equal to $375,000, or 1652 shares (calculated in accordance with the terms of the MIPA), is held in escrow to secure any working capital adjustments and indemnification claims. The MIPA contains customary representations, warranties and covenants by Moise Emquies.

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

NOTE 5: DISCONTINUED OPERATIONS

On June 21, 2023, the Company and the former owners of H&J executed a Settlement Agreement and Release (the “Settlement Agreement”) whereby contemporaneously with the parties’ execution of the Settlement Agreement (i) the Company agreed to make an aggregate cash payment of $229,000 to D. Jones Tailored Collection, Ltd. (“D. Jones”), (ii) the Company issued 39,052 shares of common stock to D. Jones, and (iii) the Company assigned and transferred one hundred percent (100%) of the Company’s membership interest in H&J to D. Jones. This transaction is known as the “H&J Settlement”.

The H&J Settlement was accounted for a business disposition in accordance with ASC 810-40-40-3A. As of June 21, 2023, the Company no longer consolidated the assets, liabilities, revenues and expenses of H&J. The components of the disposition are as follows:

Cash payment due to H&J Seller	$(229,000)
Common shares issued to H&J Seller*	(1,357,043)
Total fair value of consideration received (given)	$(1,586,043)

Carrying amount of assets and liabilities
Cash and cash equivalents	18,192
Accounts receivable, net	55,782
Prepaid expenses and other current assets	25,115
Goodwill	1,130,311
Intangible assets, net	1,246,915
Deposits	4,416
Accounts payable	(40,028)
Accrued expenses and other liabilities	(734,068)
Deferred revenue	(18,347)
Due to related parties	(1,008)
Contingent consideration	(1,400,000)
Loan payable	(219,894)
Note payable - related party	(129,489)
Total carrying amount of assets and liabilities	(62,103)

Loss on disposition of business	$(1,523,940)

*	Represents the fair value of 39,052 shares of common stock issued to D. Jones.

Through December 31, 2023, the Company has made payments to D. Jones totaling $200,000. The remaining balance of $29,000 is included in accrued expenses and other liabilities on the consolidated balance sheet.

The loss of disposition of business of $1,523,940 was included in income (loss) from discontinued operations, net of tax in the consolidated statements of operations.

In accordance with the provisions of ASC 205-20, the Company has excluded the results of discontinued operations from its results of continuing operations in the accompanying consolidated statements of operations for the year ended December 31, 2023. The results of the discontinued operations of HJ for the year ended December 31, 2023 consist of the following:

2023
Net revenues	$1,405,482
Cost of net revenues	565,621
Gross profit	839,861

Operating expenses:
General and administrative	520,582
Sales and marketing	346,167
Total operating expenses	866,749

Loss from operations	(26,889)

Other income (expense):
Interest expense	(11,675)
Loss on disposition of business	(1,523,940)
Total other income (expense), net	(1,535,615)

Income tax benefit (provision)	—
Net loss from discontinued operations	$(1,562,503)

Weighted average common shares outstanding - basic and diluted	8,488
Net income (loss) from discontinued operations per common share - basic and diluted	$(184.08)

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

Advances are collateralized by a security interest in substantially all of the companies’ assets.

Due to/from factor consist of the following:

	December 31
	2024	2023
Outstanding receivables:
Without recourse	$460,815	$808,233
With recourse	142,914	99,055
Matured funds and deposits	61,941	65,321
Advances	(275,484)	(483,187)
Credits due customers	-	(151,611)
	$390,186	$337,811

NOTE 7: GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company recorded goodwill from each of its business combinations. The following is a summary of goodwill by entity for the years ended December 31, 2024 and 2023:

	December 31,
	2024	2023
Bailey	$3,158,123	$3,158,123
Stateside	2,104,056	2,104,056
Sundry	3,711,322	3,711,322
	$8,973,501	$8,973,501

Intangible Assets

The following table summarizes information relating to the Company’s identifiable intangible assets as of December 31, 2024 and 2023:

	Gross		Accumulated	Carrying
December 31, 2024	Amount	Impairment	Amortization	Value
Amortized:
Customer relationships	10,022,560	(1,388,000)	(6,968,401)	1,666,159
	$10,022,560	$(1,388,000)	$(6,968,401)	$1,666,159
Indefinite-lived:
Brand name	4,453,880	-	-	4,453,880
Total	$14,476,440	$(1,388,000)	$(6,968,401)	$6,120,039

December 31, 2023	Gross Amount	Impairment	Accumulated Amortization	Carrying Value
Amortized:
Customer relationships	$8,634,560	$-	$(4,494,223)	$4,140,337
	$8,634,560	$-	$(4,494,223)	$4,140,337
Indefinite-lived:
Brand name	5,841,880	-	-	5,841,880
Total	$14,476,440	$-	$(4,494,223)	$9,982,217

Refer to Note 3 for discussion on the intangible asset impairment recorded in 2024.

The Company recorded amortization expense of $2,474,178 and $1,993,616 during the years ended December 31, 2024 and 2023, respectively, which is included in general and administrative expenses in the consolidated statements of operations.

Future amortization expense at December 31, 2024 is as follows:

Year Ending December 31,
2025	$1,666,159
$1,666,159

NOTE 8: LIABILITIES AND DEBT

Accrued Expenses and Other Liabilities

The Company accrued expenses and other liabilities line in the consolidated balance sheets is comprised of the following as of December 31, 2024 and 2023:

	December 31,
	2024	2023
Accrued expenses	$591,371	$617,374
Payroll related liabilities	4,268,880	3,895,640
Sales tax liability	187,971	145,545
Other liabilities	208,880	99,934
	$5,257,102	$4,758,492

Payroll related liabilities are primarily related in DBG and Bailey44 payroll taxes due to remit to federal and state authorities. The amounts are subject to further penalties and interest.

As of December 31, 2024, accrued expenses included $535,000 in accrued common stock issuances pursuant to an advisory agreement for services performed in 2022. The 4 shares of common stock owed per the agreement are expected to be issued in the second quarter of 2025.

Convertible Debt

As of December 31, 2024 and 2023, there was $100,000 remaining in outstanding principal that was not converted into equity (see table below).

Target Capital Convertible Promissory Note

On April 30, 2024, the Company issued a convertible promissory note in the original principal amount of $250,000 (the “Note”) to Target Capital 1 LLC, an Arizona limited liability company (the “Note Holder”), with a maturity date of April 30, 2025 (the “Maturity Date”). Pursuant to the terms of the Note, the Company agreed to pay the principal sum and a one-time interest charge of $50,000 to the Note Holder. In May 2024, the Company fully repaid the Note Holder $300,000, including the principal and interest. The Company issued 1,000 shares of common stock to the Note Holder as commitment shares.

Loan Payable — PPP and SBA Loan

In April 2022, Bailey received notification of full forgiveness of its 2nd PPP Loan totaling $1,347,050 and partial forgiveness of its 1st PPP Loan totaling $413,705. As of December 31, 2024 and December 31, 2023, Bailey had an outstanding PPP Loan balance of $933,295 and matures in 2026.

Merchant Advances

Future Sales Receipts

From 2022 through 2024, the Company obtained several merchant advances. These advances are, for the most part, secured by expected future sales transactions of the Company with expected payments on a weekly basis. The Company made total cash repayments, pertaining to principal and interest, of $1,838,682 for the year ending December 31, 2024.

The following is a summary of the merchant advances as of December 31, 2024 and 2023:

	December 31,
	2024	2023
Principal	$1,858,157	$2,960,946
Less: unamortized debt discount	-	(1,966,881)
Merchant cash advances, net	$1,858,157	$994,065

Other

The Company has outstanding merchant advances with Shopify Capital. During the year ending December 2024, the Company made repayments of $20,199. As of December 31, 2024, the remaining principal outstanding was $6,664. These advances are, for the most part, secured by expected future sales transactions of the Company with expected payments on a daily basis.

The Company also had outstanding merchant advances with Gynger, Inc. In May 2024, the Company converted the outstanding principal and accrued interest of $313,816 owed to Gynger for 2,120 shares of common stock.

Promissory Note Payable

As of December 31, 2024, and 2023, the outstanding principal on the note to the sellers of Bailey was $3,500,000. On July 5, 2023, the parties agreed to extend the maturity date to June 30, 2024. Interest expense was $420,000 and $420,000 for the years ended December 31, 2024 and 2023 respectively, which was accrued and unpaid as of December 31, 2024. The aforesaid mentioned Promissory note are in default as of December 31 2024 and the parties are currently working on an extension.

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

In May 2024, the Company repaid $500,000 of these notes. The parties mutually extended the maturity date to November 4, 2024 which initially had maturity date of September 30, 2024 and acknowledged that the default provisions had not been triggered. The remaining outstanding amount of $1,230,741 was fully repaid on November 4, 2024. During the year ended December 31, 2024, the Company fully amortized the debt discount pertaining to these notes.

The following is a summary of promissory notes payable, net:

	December 31,
	2024	2023
Bailey Note	$3,500,000	$3,500,000
March 2023 Notes - principal	-	1,730,740
March 2023 Notes - unamortized debt discount	-	(346,148)
Promissory note payable, net	$3,500,000	$4,884,592

NOTE 9: STOCKHOLDERS’ EQUITY (DEFICIT)

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

On December 11, 2024, the Board of Directors approved a one-for-50 reverse stock split of its issued and outstanding shares of common stock and a proportional adjustment to the existing conversion ratios for each series of the Company’s preferred stock. The reverse stock split became effective as of December 11, 2024. Accordingly, all share and per share amounts for all periods presented in the accompanying consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect this reverse stock split and adjustment of the preferred stock conversion ratios.

Common Stock

The Company had 1,000,000,000 shares of common stock authorized with a par value of $0.0001 as of December 31, 2024.

Common stockholders have voting rights of one vote per share. The voting, dividend, and liquidation rights of the holders of common stock are subject to and qualified by the rights, powers, and preferences of preferred stockholders.

2024 Transactions

Offerings

On May 3, 2024, the Company entered into that certain inducement offer to exercise common stock purchase warrants with the Investor (the “Inducement Agreement”), pursuant to which (i) the Company agreed to lower the exercise price of the Existing Warrants to $156.50 per share and (ii) the Investor agreed to exercise the Existing Warrants into 20,555 shares of common stock (the “Exercise Shares”) by payment of the aggregate exercise price of $3,216,857. The closing occurred on May 7, 2024. The Company has issued all of the 20,555 shares of common stock underlying the Existing Warrants. The Company received the entire gross proceeds of $3,216,857 in May 2024, which represents the exercise of the entire 20,555 warrants at the $156.50 exercise price. The Company received net proceeds of $2,877,475 after placement agent fees and expenses. In addition, pursuant to the Inducement Agreement, the Company issued to the Investor a Series A-1 common share purchase warrant to purchase up to 20,555 shares of Common Stock (“Series A-1 Warrant”) and Series B-1 common share purchase warrant to purchase up to 20,555 shares of Common Stock (“Series B-1 Warrant”, and collectively with the Series A-1 Warrant, the “Warrants”) on May 7, 2024, each at an initial exercise price equal to $144 per share of Common Stock. The Series A-1 Warrant are exercisable immediately upon issuance and expires five and one-half (5.5) years following the issuance date and the Series B-1 Warrant are exercisable immediately upon issuance and expires fifteen (15) months following the issuance date. In connection with the Inducement Agreement, we entered into an engagement agreement with H.C. Wainwright & Co., LLC (“Wainwright”), pursuant to which we have, among other things, issued to Wainwright’s designees warrants to purchase up to 1,541 shares of Common Stock (the “Wainwright Warrants”). The terms of the Wainwright Warrants are substantially the same as the terms of the Series A-1 Warrant except that they have an exercise price of $195.63 per share.

Between July 1, 2024 and October 22, 2024, the Company issued and sold 105,125 shares of Common Stock (the “Recent ATM Share Sales”) to H.C. Wainwright & Co., LLC (the “Agent”) as sales agent or principal, pursuant to the terms of the Company’s previously announced At-The-Market Offering Agreement, dated December 27, 2023, between us and the Agent (the “Sales Agreement”). The Company received net proceeds of $2,063,386 from the Recent ATM Share Sales. Between October 23, 2024 and December 17, 2024, the Company issued and sold 65,236 shares of Common Stock to the Agent as sales agent or principal, pursuant to the terms of the Sales Agreement, and received net proceeds of $278,160.

On October 28, 2024, the Company entered into securities purchase agreements (the “Purchase Agreements”) with certain accredited investors named therein (the “Purchasers”), pursuant to which the Company agreed to issue and sell, in a best efforts offering (the “Offering”): (i) 124,673 shares of common stock (the “Common Stock”), at a purchase price of $5.00 per share of Common Stock, and (ii) 482,187 pre-funded warrants (“Pre-Funded Warrants”) to purchase Common Stock, at a purchase price of $4.995 per Pre-Funded Warrant, immediately exercisable at an exercise price of $0.005 per share. The Purchase Agreement contained customary representations and warranties and agreements of the Company and the Purchasers and customary indemnification rights and obligations of the parties. The Offering closed on October 30, 2024.

The Offering resulted in gross proceeds to the Company of approximately $3,000,000, before deducting placement agent fees and commissions and other offering expenses, and excluding proceeds to the Company, if any, that may result from the future exercise of the Pre-Funded Warrants issued in the Offering. As compensation to the Placement Agent, as the exclusive placement agent in connection with the Offering, the Company paid to the Placement Agent a cash fee of 8.0% of the aggregate gross proceeds raised in the Offering, a non-accountable expense allowance of 1.0% of the aggregate gross proceeds raised in the Offering, reimbursement of up to $50,000 for expenses of legal counsel and other actual out-of-pocket expenses, and up to $15,950 for clearing agent closing costs. The Company received net proceeds of approximately $2,546,213 from the Offering (the “Public Offering Proceeds”).

During the year ended December 31, 2024, the Company issued an aggregate of 806,754 shares of common stock pursuant to the offerings detailed above for net proceeds of $9,374,441.

Other Transactions

During the year ended December 31, 2024, the Company issued an aggregate of 2,582 shares of common stock pursuant to services and conversion of accounts payable totaling a fair value of $312,634.

During the year ended December 31, 2024, 3,442 shares of Series C Convertible Preferred Stock converted into 3,840 shares of common stock.

During the year ended December 31, 2024, the Company issued an aggregate of 1,000 shares of common stock pursuant to conversion of accrued interest of a loan totaling a fair value of $4,950.

In May 2024, the Company converted the outstanding principal and accrued interest of $313,817 owed to Gynger for 2,120 shares of common stock.

Series A Convertible Preferred Stock

On September 29, 2022, the Company filed the Certificate of Designation designating up to 6,800 shares out of the authorized but unissued shares of its preferred stock as Series A Convertible Preferred Stock

Except for stock dividends or distributions for which adjustments are to be made pursuant to the Certificate of Designation, the holders of the Series A Preferred Stock (the “Holders”) shall be entitled to receive, and the Company shall pay, dividends on shares of the Series A Preferred Stock equal (on an as-if-converted-to-Common-Stock basis) to and in the same form as dividends actually paid on shares of the Common Stock when, as and if such dividends are paid on shares of the Common Stock. No other dividends shall be paid on shares of the Series A Preferred Stock.

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

As of December 31, 2024 and December 31, 2023, there were 6,300 shares of Series A Convertible Preferred Stock issued and outstanding.

Series C Convertible Preferred Stock

On June 21, 2023, the Company, on the one hand, and Moise Emquies, George Levy, Matthieu Leblan, Carol Ann Emquies, Jenny Murphy and Elodie Crichi (collectively, the “Sundry Investors”), on the other hand, executed a Securities Purchase Agreement (the “Sundry SPA”) whereby the Company issued 5,761 shares of Series C Convertible Preferred Stock, par value $0.0001 per share (the “Series C Preferred Stock”) to the Sundry Investors at a purchase price of $1,000 per share. The Series C Preferred Stock is convertible into a number of shares of the Company’s Common Stock equal to $1,000 divided by an initial conversion price of $0.717 which represents the lower of (i) the closing price per share of the Common Stock as reported on the Nasdaq on June 20, 2023, and (ii) the average closing price per share of Common Stock as reported on the Nasdaq for the five trading days preceding June 21, 2023. The shares of Series C Preferred Stock were issued in consideration for the cancellation of certain promissory notes issued by the Company to the Sundry Investors dated December 30, 2022 (the “Sundry Loan Documents”). The following is a summary of the rights and preferences of the Series C Convertible Preferred Stock

On June 21, 2023, the Company filed the Certificate of Designation with the Secretary of State for the State of Delaware designating up to 5,761 shares out of the authorized but unissued shares of its preferred stock as Series C Convertible Preferred Stock. The following is a summary of the principal terms of the Series C Preferred Stock.

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

Each share of the Series C Preferred Stock shall be convertible, at any time and from time to time from and after June 21, 2023 at the option of the Holder thereof, into that number of shares of Common Stock determined by dividing the Stated Value of such share of the Series C Preferred Stock ($1,000 as of June 21, 2023) by the Conversion Price. The conversion price for each share of the Series C Preferred Stock is $0.717, which is the lower of (a) the closing price per share of the Common Stock as reported on the Nasdaq on June 20, 2023 (the trading day before the date of the Sundry SPA), and (b) the average closing price per share of Common Stock as reported on the Nasdaq for the five trading days preceding the date of the Sundry SPA, subject to adjustment herein (the “Series C Conversion Price”).

The Company has the option to redeem any or all of the then outstanding Series C Preferred Stock at 112% of the then Stated Value any time after June 21, 2023 and so long as there is an effective Registration Statement covering the shares issuable upon conversion of the Series C Preferred Stock.

In October 2023, 975 shares of Series C Convertible Preferred Stock converted into 1,088 shares of common stock.

During the year ended December 31, 2024, 3,442 shares of Series C Convertible Preferred Stock converted into 3,840 shares of common stock.

As of December 31, 2024 and December 31, 2023, there were 1,344 and 4,786 shares of Series C Convertible Preferred Stock issued and outstanding.

NOTE 10: RELATED PARTY TRANSACTIONS

As of December 31, 2024 and 2023, the Company made net repayments for amounts due to related parties totaling $11,909 and $130,205, respectively. As of December 31, 2024 and 2023, amounts due to related parties were $411,921 and $400,012, respectively. The advances are unsecured, non-interest bearing and due on demand. Amounts due to related parties consist of current and former executives, and a board member.

As of December 31, 2024 and 2023, due to related parties includes advances from the former officer, Mark Lynn, who also serves as a director, totaling $104,568 and $104,568, respectively, and accrued salary and expense reimbursements of $87,221 and $87,221, respectively, to current officers.

In October 2022, the Company received advances from a director, Trevor Pettennude, totaling $325,000. The advances are unsecured, non-interest bearing and due on demand. As of December 31, 2024 and 2023, the amounts $190,000 and $175,000, respectively, were outstanding.

NOTE 11: SHARE-BASED PAYMENTS

Common Stock Warrants

A summary of information related to common stock warrants for the years ended December 31, 2024 and 2023 is as follows:

	Common	Weighted
	Stock	Average
	Warrants	Exercise Price
Outstanding - December 31, 2023	23,604	$1,270.00
Granted	42,652	145.87
Exercised	(20,555)	156.50
Forfeited	-	-
Outstanding - December 31, 2024	45,701	$580.12

Exercisable at December 31, 2023	23,604	$1,270.00
Exercisable at December 31, 2024	45,701	$580.12

Stock Options

As of December 31, 2024 and December 31, 2023, the Company had 31 stock options outstanding with a weighted average exercise price of $452,500 per share.

Stock-based compensation expense of $169,614 and $408,810 was recognized for the year ended December 31, 2024 and 2023.

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

The company currently maintains two leased properties under month-to-month agreements, which are classified as short-term leases in accordance with ASC 842. The first property, located in Vernon, California, serves as the Corporate Warehouse and Distribution Center, encompassing approximately 42,000 square feet with a monthly base rent of $12,000. The second property, situated in Los Angeles, California, functions as a Showroom, covering approximately 2,000 square feet with a monthly base rent of $25,000.

NOTE 13: CONTINGENCIES

●	On March 21, 2023, a vendor filed a lawsuit against Digital Brands Group related to trade payables totaling approximately $43,501. Such amounts include interest due, and are included in accounts payable, net of payments made to date, in the accompanying consolidated balance sheets. The Company does not believe it is probable that the losses in excess of such trade payables will be incurred.

●	On November 16, 2023 a vendor filed a lawsuit against Digital Brands Group related to trade payables totaling approximately $345,384 , which represents past due fees and late fees. Such amounts are included in the accompanying balance sheets. The Company does not believe it is probable that the losses in excess of such pay trade payables will be incurred.

●	On December 21, 2023, a former employee from over two years ago filed a wrongful termination lawsuit against the Company. The Company is disputing this claim and has been awarded arbitration for this matter.

●	On March 20, 2024, a former employee from over two years ago filed a wrongful termination lawsuit against the Company. The Company is disputing this claim. This person was not a Company employee at any time and was temporary worker we used from a third party placement agency.

●	On April 17, 2024, a former employee filed a wrongful termination lawsuit against the Company. The Company is disputing this claim and has been awarded arbitration for this matter. This employee was part of the marketing team. The marketing team was let go and the Company moved to a third-party outsourced marketing solution.

●	A vendor filed a lawsuit against Bailey 44 related to a retail store lease in the amount of $1.5 million. The Company is disputing the claim for damages and the matter is ongoing. The vendor has recently updated the claim to now be $450,968 after signing a long-term lease with another brand for this location. The Company is disputing this new amount after review of the lease.

●	On November 15, 2023, a vendor filed a lawsuit against Digital Brands Group related to trade payables totaling approximately $582,208, which represents “double damages.” The amount due to the vendor is $292,604. Such amounts are included in the accompanying balance sheets. The Company does not believe it is probable that losses in excess of such pay trade payables will be incurred. The matter was settled for $400,000 and is currently on a monthly payment plan.

All claims above, to the extent management believes it will be liable, have been included in accounts payable and accrued expenses and other liabilities in the accompanying consolidated balance sheet as of December 31, 2024.

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

NOTE 14: INCOME TAXES

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The differences relate primarily to depreciable assets using accelerated depreciation methods for income tax purposes, indefinite-lived intangibles, and for net operating loss carryforwards. As of December 31, 2024, and 2023, the Company had net deferred tax assets before valuation allowance of $20,288,246 and $17,882,335, respectively. The following table presents the deferred tax assets and liabilities by source:

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$21,879,426	$19,354,491
Deferred tax liabilities:
Indefinite lived intangible assets	(1,244,949)	(1,840,170)
Valuation allowance	(20,883,467)	(17,882,335)
Net deferred tax assets	$(248,990)	$(368,014)

The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. The Company assessed the need for a valuation allowance against its net deferred tax assets and determined a full valuation allowance is required due, cumulative losses through December 31, 2024, and no history of generating taxable income. Therefore, valuation allowances of $20,883,467 and $17,882,335 were recorded as of December 31, 2024 and 2023, respectively. Valuation allowance increased by $3,001,132 and $2,620,909 during the years ended December 31, 2024 and 2023, respectively. Deferred tax assets were calculated using the Company’s combined effective tax rate, which it estimated to be approximately 28.0%. The effective rate is reduced to 0% for 2024 and 2023 due to the full valuation allowance on its net deferred tax assets. The Company has permanent differences, consisting of non- deductible impairments of goodwill and intangible assets of $1.4 million and amortization of non-cash debt issuance costs of $2.4 million.

The Company’s ability to utilize net operating loss carryforwards will depend on its ability to generate adequate future taxable income. At December 31, 2024 and 2023, the Company had net operating loss carryforwards available to offset future taxable income in the amounts of approximately $78,274,991 and $69,241,882, for which losses from 2018 forward can be carried forward indefinitely.

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

The Company is not presently subject to any income tax audit in any taxing jurisdiction, though all tax years from 2020 on remain open to examination.

NOTE 15: SUBSEQUENT EVENTS

Private Placement

On or around January 17, 2025, the Company closed a private placement pursuant to a securities purchase agreement with a certain accredited investor, pursuant to which the Company agreed to issue and sell, in a private placement, a promissory note in the principal amount of $121,900 (the “January 2025 Note”). The January 2025 Note is convertible into common stock upon default at a conversion price equal to 61% of the lowest closing bid price during the ten trading days prior to the conversion date. The January 2025 Note provides that the total number of shares of common stock that may be issued upon conversion thereof shall not exceed 19.99% of the shares of Common Stock outstanding as of the issuance date of the January 2025 Note.

Vendor Agreement

On or around January 20, 2025, the Company entered into a vendor agreement (the “Vendor Agreement”) with MavDB Consulting LLC (the “Vendor”). The engagement of the Vendor is for a five (5) year period and the vendor services to be provided include, but are not limited to, product content production, social media marketing, engagement of influencers and student athletes for product awareness, and event and staffing costs (the “Services”). In consideration for the Services, the Company will pay the Vendor a vendor fee equal to $3,000,000 (the “Cash Fee”) within thirty calendar days after the date of the Vendor Agreement (the “Payment Period”), provided, however, that Vendor may elect to receive the Vendor Shares (as defined below) and/or Vendor Pre-Funded Warrants (as defined below) as described below in lieu of the Cash Fee by providing written notice to the Company of such election during the Payment Period (the “Written Notice”). The “Vendor Shares” shall mean a number of Common Stock equal to the Cash Fee divided by $1.45, provided, however, if the issuance of any of the Vendor Shares would cause the Vendor to exceed 4.99% of the of the outstanding Common Stock, as determined in accordance with Section 16 of the Exchange Act and the regulations promulgated thereunder, then the Company shall instead issue to Vendor pre-funded warrants (the “Vendor Pre-Funded Warrants”) for the purchase of the amount of Vendor Shares in excess of the beneficial ownership limitation, provided, further, that if the Vendor specifies in the Written Notice that the Vendor elects to receive Vendor Pre-Funded Warrants in lieu of the entire amount of the Vendor Shares, then the Company shall instead issue to Vendor the Vendor Pre-Funded Warrants to purchase the entire amount of the Vendor Shares. The Vendor delivered the Written Notice to the Company during the Payment Period and the Company issued the Vendor Pre-Funded Warrants for the purchase of 2,068,965 shares of Common Stock to Vendor on January 21, 2025.

The Vendor Pre-Funded Warrants have an initial exercise price per share of Common Stock equal to $0.01. The Vendor Pre-Funded Warrants are immediately exercisable and will expire five (5) years after the issuance date of the Vendor Pre-Funded Warrants. The exercise price and number of shares of Common Stock issuable upon exercise is subject to appropriate adjustment in the event of share dividends, share splits, reorganizations or similar events. The Vendor Pre-Funded Warrants will be exercisable, at the option of the Vendor, in whole or in part, by delivering to us a duly executed exercise notice accompanied by payment in full for the number of shares of Common Stock purchased upon such exercise (except in the case of a cashless exercise). The Vendor (together with its affiliates) may not exercise any portion of the Vendor Pre-Funded Warrants to the extent that the Vendor would own more than 4.99% of the outstanding shares of Common Stock immediately after exercise, except that upon at least 61 days’ prior notice from the Vendor to us, the Vendor may increase the amount of beneficial ownership of outstanding shares after exercising the Vendor’s Pre-Funded Warrants up to 9.99% of the number of our shares of Common Stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Vendor Pre-Funded Warrants. In lieu of making the cash payment otherwise contemplated to be made to us upon such exercise in payment of the aggregate exercise price, the Vendor may elect instead to receive upon such exercise (either in whole or in part) the number of shares of Common Stock determined according to a formula set forth in the Vendor Pre-Funded Warrants.

Promissory Note

On January 22, 2025, the Company issued a promissory note in the principal amount of $260,000.00 (the “Second Note”) to an accredited investor (“Investor”), pursuant to which the Investor made a loan to the Company. The Second Note carries an original issue discount of $60,000.00, and accordingly the purchase price of the Second Note is $200,000.00. The Second Note matures on April 22, 2025, and contains customary events of default. Upon the occurrence of any event of default under the Second Note, the Second Note will become immediately due and payable in an amount equal to the outstanding principal and accrued interest under the Second Note plus default interest at the rate of sixteen percent (16%) per annum.

Securities Purchase Agreement

On February 13, 2025, the Company entered into securities purchase agreements (the “Purchase Agreements”) with certain accredited investors named therein (the “Purchasers”), pursuant to which the Company agreed to issue and sell, in a best efforts offering (the “Offering”) 11,365,340 units (the “Units”), including (i) 125,535 units consisting of one share of common stock, par value $0.0001 per share (the “Common Stock”) and two warrants to purchase one share of Common Stock each (the “Share Unit Warrants”), at a purchase price per unit equal to $0.66, and (ii) 11,239,805 units consisting of a pre-funded warrant to purchase one share of Common Stock (“Pre-Funded Warrants”), immediately exercisable at an exercise price of $0.0001 per share, and two warrants to purchase one share of Common Stock each (the “PFW Unit Warrants, and collectively with the Share Unit Warrants, the “Warrants”), at a purchase price per unit equal to $0.6599. The Warrants may be exercised for an aggregate of 22,730,680 shares of Common Stock at an exercise price equal to $0.66 per share, subject to adjustment for stock splits and similar events. The Purchase Agreement contains customary representations and warranties and agreements of the Company and the Purchasers and customary indemnification rights and obligations of the parties. The Offering closed on February 18, 2025.

The Company offered Pre-Funded Warrants to those Purchasers whose purchase of Common Stock in the Offering would have resulted in the Purchaser, together with its affiliates and certain related parties, beneficially owning more than 4.99% (or at the election of the Purchaser, 9.99%) of our Common Stock immediately following the consummation of the Offering in lieu of the Common Stock that would otherwise result in ownership in excess of 4.99% (or at the election of the purchaser, 9.99%) of the outstanding Common Stock of the Company. The Pre-Funded Warrants may be exercised commencing on the issuance date and do not expire. The Pre-Funded Warrants are exercisable for cash; provided, however that they may be exercised on a cashless exercise basis if, at the time of exercise, there is no effective registration statement registering, or no current prospectus available for, the issuance or resale of the Common Stock issuable upon exercise of the Pre-Funded Warrants. The exercise of the Pre-Funded Warrants will be subject to a beneficial ownership limitation, which will prohibit the exercise thereof, if upon such exercise the holder of the Pre-Funded Warrants, its affiliates and any other persons or entities acting as a group together with the holder or any of the holder’s affiliates would hold 4.99% (or, upon election of a Purchaser prior to the issuance of any shares, 9.99%) of the number of Common Stock outstanding immediately after giving effect to the issuance of Common Stock issuable upon exercise of the Pre-Funded Warrant held by the applicable holder, provided that the holder may increase or decrease the beneficial ownership limitation (up to a maximum of 9.99%) upon 60 days advance notice to the Company, which 60 day period cannot be waived

The Warrants may be exercised commencing on the issuance date and expire one year from issuance. The Warrants are exercisable for cash at an exercise price of $0.66 per share; provided, however that they may be exercised on a cashless exercise basis if, at the time of exercise, there is no effective registration statement registering, or no current prospectus available for, the issuance or resale of the Common Stock issuable upon exercise of the Warrants. The exercise of the Warrants will be subject to a beneficial ownership limitation, which will prohibit the exercise thereof, if upon such exercise the holder of the Warrants, its affiliates and any other persons or entities acting as a group together with the holder or any of the holder’s affiliates would hold 4.99% (or, upon election of a Purchaser prior to the issuance of any shares, 9.99%) of the number of Common Stock outstanding immediately after giving effect to the issuance of Common Stock issuable upon exercise of the Warrants held by the applicable holder, provided that the holder may increase or decrease the beneficial ownership limitation (up to a maximum of 9.99%) upon 60 days advance notice to the Company, which 60 day period cannot be waived.

At the closing of the Offering, the Company issued warrants to RBW Capital Partners LLC, acting through Dawson James Securities, Inc. (the “Placement Agent”), for the purchase of 568,267 shares of Common Stock at an exercise price of $0.759 per share (the “Placement Agent Warrants”), which is equal to 115% of the price per Unit. The Placement Agent Warrants are exercisable at any time commencing six (6) months from the date of commencement of sales in the Offering and expiring five (5) years from the commencement of sales in the Offering. During the aforementioned six (6) month period, the Placement Agent Warrant may not be sold, transferred, assigned, pledged, or hypothecated, or be the subject of any hedging, short sale, derivative, put, or call transaction that would result in the effective economic disposition of the Placement Agent Warrant pursuant to FINRA Rule 5110(e)(1)(A).

The Common Stock, Pre-Funded Warrants, Common Stock issuable upon exercise of the Pre-Funded Warrants, Warrants, Common Stock issuable upon exercise of the Warrants, Placement Agent Warrants, and Common Stock issuable upon exercise of the Placement Agent Warrants were offered pursuant to a registration statement on Form S-1 (File No. 333-284508), as filed with the Securities and Exchange Commission (the “Commission”) on January 27, 2025, as amended, and was declared effective on February 11, 2025 (the “Registration Statement”).

The Placement Agent acted as the exclusive placement agent for the Offering pursuant to a Placement Agency Agreement dated February 13, 2025 (the “Placement Agency Agreement”) by and between the Company and the Placement Agent. The Placement Agency Agreement contains customary conditions to closing, representations and warranties of the Company, and termination rights of the parties, as well as certain indemnification obligations of the Company and ongoing covenants for the Company.

The Offering resulted in gross proceeds to the Company of approximately $7,500,000, before deducting placement agent fees and commissions and other offering expenses, and excluding proceeds to the Company, if any, that may result from the future exercise of the Pre-Funded Warrants or Warrants issued in the Offering. As compensation to the Placement Agent, as the exclusive placement agent in connection with the Offering, the Company paid to the Placement Agent a cash fee of 8.0% of the aggregate gross proceeds raised in the Offering (which amount shall not include any additional proceeds the Company may receive from the exercise of the Warrants, or the Pre-Funded Warrants, issued in this Offering) and reimbursement of up to $150,000 for expenses of legal counsel and other actual out-of-pocket expenses.

Asset Purchase Agreement

On April 1, 2025, the Company entered into an Asset Purchase Agreement (the “Open Daily APA”) with Open Daily Technologies Inc. (“Open Daily”). Pursuant to the terms of the Open Daily APA, the Company agreed to purchase, and Open Daily agreed to sell certain intellectual property owned by Open Daily, including, but not limited to, patent applications, trademarks, and software products and platforms (the “Open Daily Assets”), but not any liability or obligation of Open Daily in connection with the Company’s purchase of the Open Daily Assets, in exchange for the issuance by the Company of 344,827 shares of the Company’s common stock (the “Open Daily Acquisition”). The Open Daily Acquisition closed on April 2, 2025.

The Open Daily APA contains certain covenants, representations, warranties and closing conditions customary for an agreement of this type, including, but not limited to, non-competition and non-solicitation provisions.

Exercise of Pre-Funded Warrants

In February 2025, an aggregate of 2,728,750 pre-funded warrants were exercised for shares of common stock.

