Form 10-Q
period 2025-03-31
Digital Brands Group, Inc.
filed 2025-05-15
CIK 1668010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 15, 2025, the Company had 4,146,494 shares of common stock, $0.0001 par value, issued and outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIGITAL BRANDS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$2,244,142	$164,431
Accounts receivable, net	50,137	44,067
Due from factor, net	306,065	390,186
Inventory	4,253,602	3,823,940
Prepaid expenses and other current assets	5,614,625	274,643
Total current assets	12,468,571	4,697,267
Property, equipment and software, net	22,404	24,089
Goodwill	8,973,501	8,973,501
Intangible assets, net	5,703,499	6,120,039
Deposits	75,431	75,431
Total assets	$27,243,406	$19,890,327

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$6,006,880	$6,424,661
Accrued expenses and other liabilities	5,431,740	5,257,102
Due to related parties	411,921	411,921
Convertible note payable, net	-	100,000
Accrued interest payable	2,416,028	2,328,078
Loan payable, current	1,920,570	2,798,116
Promissory note payable, net	3,500,000	3,500,000
Total current liabilities	19,687,139	20,819,878
Loan payable	1,083,295	150,000
Deferred tax liability	248,990	248,990
Total liabilities	21,019,424	21,218,868

Commitments and contingencies

Stockholders’ equity (deficit):
Undesignated preferred stock, $0.0001 par, 10,000,000 shares authorized, 0 shares issued and outstanding as of both March 31, 2025 and December 31, 2024	-	-
Series A convertible preferred stock, $0.0001 par, 6,300 shares designated, 6,300 shares issued and outstanding as of both March 31, 2025 and December 31, 2024	1	1
Series C convertible preferred stock, $0.0001 par, 1,344 and 4,786 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	1	1
Common stock, $0.0001 par, 1,000,000,000 shares authorized, 4,146,494 and 22,285 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	413	83
Additional paid-in capital	135,414,515	125,772,412
Accumulated deficit	(129,190,948)	(127,101,038)
Total stockholders’ equity (deficit)	6,223,982	(1,328,541)
Total liabilities and stockholders’ equity (deficit)	$27,243,406	$19,890,327

DIGITAL BRANDS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March, 31
	2025	2024
Net revenues	$1,871,701	$3,576,587
Cost of net revenues	999,246	1,855,851
Gross profit	872,455	1,720,736

Operating expenses:
General and administrative	1,973,803	971,732
Sales and marketing	828,788	708,150
Distribution	66,424	265,499
Total operating expenses	2,869,015	1,945,381

Loss from operations	(1,996,560)	(224,645)

Other income (expense):
Interest expense	(134,923)	(504,991)
Other non-operating income (expenses)	41,573	45,901
Total other income (expense), net	(93,350)	(459,090)

Income tax benefit (provision)	-	-
Net loss	$(2,089,910)	$(683,735)

Weighted average common shares outstanding - basic and diluted	2,278,447	29,704
Net loss per common share - basic and diluted	$(0.92)	$(23.02)

DIGITAL BRANDS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Series A Convertible		Series C Convertible				Additional		Total Stockholders’
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balances at December 31, 2023	6,300	1	4,786	1	22,287	$2	115,597,037	(113,994,449)	1,602,592
Issuance of common stock pursuant to private placements	-	-	-	-	8,898	1	1,736,206	-	1,736,207
Shares issued for services	-	-	-	-	1,372	-	224,265	-	224,265
Conversion of preferred shares into common stock	-	-	(1,547)	-	1,726	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	100,299	-	100,299
Net loss	-	-	-	-	-	-	-	(683,735)	(683,735)
Balances at March 31, 2024	6,300	1	3,239	1	34,283	3	117,657,807	(114,678,184)	2,979,628

Balances at December 31, 2024	6,300	$1	1,344	$1	838,584	$83	$125,772,412	$(127,101,038)	$(1,328,541)
Issuance of pre-funded warrants in connection with vendor agreement	-	-	-	-	-	-	3,000,000	-	3,000,000
Issuance of common stock and pre-funded warrants pursuant to private placement offering	-	-	-	-	125,535	13	6,642,420	-	6,642,433
Exercise of pre-funded warrants in connection with private placement offering	-	-	-	-	3,182,375	318	(318)	-	-
Net loss	-	-	-	-	-	-	-	(2,089,910)	(2,089,910)
Balances at March 31, 2025	6,300	1	1,344	1	4,146,494	413	135,414,514	(129,190,948)	6,223,982

DIGITAL BRANDS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(2,089,910)	$(683,735)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	418,225	719,547
Amortization of loan discount and fees	11,124	665,932
Stock-based compensation	-	100,299
Shares issued for services	-	142,536
Change in credit reserve	-	(151,611)
Non-cash lease expense	-	244,694
Changes in operating assets and liabilities:
Accounts receivable, net	(6,070)	(207,071)
Due from factor	84,121	(297,951)
Inventory	(429,662)	201,127
Prepaid expenses and other current assets	(2,339,982)	(24,545)
Accounts payable	(417,781)	(1,190,358)
Accrued expenses and other liabilities	262,588	(440,775)
Accrued interest payable	-	(161,130)
Lease liabilities	-	(157,500)
Net cash used in operating activities	(4,507,347)	(1,240,540)
Cash flows from investing activities:
Purchase of property, equipment and software	-	(13,785)
Net cash used in investing activities	-	(13,785)
Cash flows from financing activities:
Repayments from related party advances	-	(1,234)
Advances from factor	-	27,936
Proceeds from loans and note payable	100,000	-
Repayments of convertible notes and loan payable	(155,376)	(518,026)
Issuance of common stock and pre-funded warrants pursuant to private placement offering	6,642,433	-
Issuance of common stock in public offering	-	1,736,206
Net cash provided by financing activities	6,587,057	1,244,882
Net change in cash and cash equivalents	2,079,711	(9,443)
Cash and cash equivalents at beginning of year	164,431	20,773
Cash and cash equivalents at end of year	$2,244,142	$11,330

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$47,000	$-

Supplemental disclosure of non-cash investing and financing activities:
Noncash prepaid vendor agreement	$3,000,000	$-
Shares issued for services and conversion of accounts payable	$-	$81,371
Noncash issuance of shares	$318	$-
Conversion of preferred shares into common stock	$-	$9

DIGITAL BRANDS GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

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

NOTE 2: GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis. The Company has not generated profits since inception, has sustained net losses of $2,089,910 and $683,735 for the three months ended March 31, 2025 and 2024, respectively, and has incurred negative cash flows from operations for the years ended March 31, 2025 and 2024. The Company has historically lacked liquidity to satisfy obligations as they come due and as of March 31, 2025, and the Company had a working capital deficit of $8,151,863. These factors, among others, arise substantial doubt about the Company’s ability to continue as a going concern. The Company expects to continue to generate operating losses for the foreseeable future. The accompanying consolidated financial statements do not include any adjustments as a result of this uncertainty.

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

DIGITAL BRANDS GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

Management’s Plans

In February 2025, the Company completed an offering consisting of the sale of common stock, warrants and pre-funded warrants for gross proceeds of $7,500,000, before deducting placement agent fees and commissions and other offering expenses.

As of May XX, 2025, the date of issuance of these condensed consolidated financial statements, the Company expects that its cash and cash equivalents of $2,244,142 and measures described below will be sufficient to fund its operating expenses, debt obligations and capital expenditure requirements for at least one year from the date these consolidated financial statements are issued.

Throughout the next twelve months, the Company intends to fund its operations from the funds raised through the offering. Additionally, the Company intends to fund operations from increased revenues due to its new marketing efforts and increased wholesale pricing and a more wholesale doors, through settlement and renegotiation of aged payables, conversions of outstanding debt and accrued interest, and continuing its cost cutting measures, which the Company has already made during the first several months of 2025.

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

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the unaudited condensed financial statements included herein contain all adjustments necessary to present fairly the Company’s financial position and the results of its operations and cash flows for the period presented. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes to those statements for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K filed with the SEC on April 09, 2025.

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

Cash and Equivalents and Concentration of Credit Risk

The Company considers all highly liquid securities with an original maturity of less than three months to be cash equivalents. As of March 31, 2025 and December 31, 2024, the Company did not hold any cash equivalents. The Company’s cash and cash equivalents in bank deposit accounts, at times, may exceed federally insured limits of $250,000.

DIGITAL BRANDS GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

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

As of March 31, 2025, and December 31, 2024, the Company determined an allowance for credit losses of $312,332 and $295,837, respectively.

Inventory

Inventory is stated at the lower of cost or net realizable value and accounted for using the weighted average cost method for DSTLD and first-in, first-out method for Bailey, Stateside and Sundry. The inventory balances as of March 31, 2025, and December 31, 2024 consist substantially of finished good products purchased or produced for resale, as well as any raw materials the Company purchased to modify the products and work in progress.

Inventory consisted of the following:

	March 31,	December 31,
	2025	2024
Raw materials	$678,177	$665,450
Work in process	250,820	250,820
Finished goods	3,324,605	2,907,670
Inventory	$4,253,602	$3,823,940

Property, Equipment, and Software

Property, equipment, and software are recorded at cost. Depreciation/amortization is recorded for property, equipment, and software using the straight-line method over the estimated useful lives of assets. The Company reviews the recoverability of all long-lived assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset might not be recoverable. The balances at March 31, 2025 and December 31, 2024 consist of software with three (3) year lives, property and equipment with three (3) to ten (10) year lives, and leasehold improvements which are depreciated over the shorter of the lease life or expected life.

Depreciation and amortization charges on property, equipment, and software are included in general and administrative expenses and amounted to $1,685 and $2,156 for the three months ended March 31, 2025 and 2024.

DIGITAL BRANDS GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

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

DIGITAL BRANDS GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

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

DIGITAL BRANDS GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

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

Common Stock Purchase Warrants and Other Derivative Financial Instruments

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedging relationships and the types of relationships designated are based on the exposures hedged. At March 31, 2025 and December 31, 2024, the Company did not have any derivative instruments that were designated as hedges.

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

DIGITAL BRANDS GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

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

Segment Information

In accordance with ASC 280, Segment Reporting (“ASC 280”), we identify our operating segments according to how our business activities are managed and evaluated. As of March 31, 2025, we had one operating segment which pertains to the sale of apparel. All brands and reporting units currently report to the Chief Executive Officer. Each of our brands serve or are expected to serve customers through our wholesale, in store and online channels, allowing us to execute on our omni-channel strategy. We have determined that each of our brands share similar economic and other qualitative characteristics, and therefore the results of our operating businesses are aggregated into one reportable segment. All of the operating businesses have met the aggregation criteria and have been aggregated and are presented as one reportable segment, as permitted by ASC 280. We continually monitor and review our segment reporting structure in accordance with authoritative guidance to determine whether any changes have occurred that would impact our reportable segments.

Net Loss per Share

Net earnings or loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period, excluding shares subject to redemption or forfeiture. The Company presents basic and diluted net earnings or loss per share. Diluted net earnings or loss per share reflect the actual weighted average of common shares issued and outstanding during the period, adjusted for potentially dilutive securities outstanding. Potentially dilutive securities are excluded from the computation of the diluted net loss per share if their inclusion would be anti-dilutive. As all potentially dilutive securities are anti-dilutive as of March 31, 2025, and 2024, diluted net loss per share is the same as basic net loss per share for each year. Potentially dilutive items outstanding as of March 31, 2025 and 2024 are as follows:

	March 31,
	2025	2024
Series A convertible preferred stock	542	542
Series C convertible preferred stock	1,500	3,615
Common stock warrants	33,651,481	23,604
Stock options	31	31
Total potentially dilutive shares	33,653,554	27,792

The stock options and warrants above are out-of-the-money as of March 31, 2025 and 2024.

Leases

The Company accounts for leases in accordance with ASC 842, Leases, which requires the recognition of right-of-use (ROU) assets and corresponding lease liabilities on the balance sheet for both operating and finance leases. However, the Company has elected to apply the short-term lease exemption under ASC 842, whereby leases with a term of 12 months or less are not recorded on the balance sheet. Instead, lease payments for these short-term leases are recognized as lease expense on a straight-line basis over the lease term in the statement of operations. This policy simplifies accounting for leases of shorter duration while maintaining compliance with disclosure requirements.

DIGITAL BRANDS GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

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

DIGITAL BRANDS GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

Due to/from factor consist of the following:

	March 31	December 31
	2025	2024
Outstanding receivables:
Without recourse	$461,534	$460,815
With recourse	17,086	142,914
Matured funds and deposits	62,536	61,941
Advances	(235,091)	(275,484)
Credits due customers	-	-
	$306,065	$390,186

NOTE 5: CERTAIN ASSETS

Prepaid Expenses and Other Current Assets

As of March 31, 2025, prepaid expenses and other current assets included $5,386,675 in remaining capitalized amounts pursuant to prepaid vendor service agreements as noted below.

In January 2025, the Company entered into a marketing services agreement for a five-year period, whereby the Company issued pre-funded warrants for the purchase of 2,068,965 shares of common stock. The fair value of the Vendor Pre-Funded Warrants was $3,000,000, or $1.45 per share. Through March 31, 2025, $113,425 of the prepaid amount was amortized to sales and marketing expenses. See Note 8 for further detail.

In March 2025, the Company’s Bailey44 subsidiary entered into a long-term marketing service agreement with the same vendor as above. The Company paid $2,500,000 pursuant to the agreement, which was included in prepaid expenses on the consolidated balance sheet as of March 31, 2025 as the services did not commence until the second quarter of 2025. The parties are still finalizing the terms of the agreement.

Goodwill

The Company recorded goodwill from each of its business combinations. The following is a summary of goodwill by entity as of March 31, 2025, and December 31, 2024:

	March 31,	December 31,
	2025	2024
Bailey	$3,158,123	$3,158,123
Stateside	2,104,056	2,104,056
Sundry	3,711,322	3,711,322
	$8,973,501	$8,973,501

Intangible Assets

The following table summarizes information relating to the Company’s identifiable intangible assets as of March 31, 2025:

	Gross		Accumulated	Carrying
March 31, 2025	Amount	Impairment	Amortization	Value
Amortized:
Customer relationships	8,634,560	-	(7,384,941)	1,249,619
	$8,634,560	$-	$(7,384,941)	$1,249,619
Indefinite-lived:
Brand name	4,453,880	-	-	4,453,880
Total	$13,088,440	$-	$(7,384,941)	$5,703,499

The Company recorded amortization expense of $416,540 and $719,547 during the three months ended March 31, 2025 and 2024, respectively, which is included in general and administrative expenses in the consolidated statements of operations.

DIGITAL BRANDS GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

NOTE 6: LIABILITIES AND DEBT

Accrued Expenses and Other Liabilities

The Company accrued expenses and other liabilities line in the consolidated balance sheets is comprised of the following as of March 31, 2025 and December 31, 2024:

	March 31,	December 31,
	2025	2024
Accrued expenses	$591,371	$591,371
Payroll related liabilities	4,476,780	4,268,880
Sales tax liability	154,709	187,971
Other liabilities	208,880	208,880
	$5,431,740	$5,257,102

Payroll related liabilities are primarily related in DBG and Bailey44 payroll taxes due to remit to federal and state authorities. The amounts are subject to further penalties and interest.

As of March 31, 2025, accrued expenses included $535,000 in accrued common stock issuances pursuant to an advisory agreement for services performed in 2022. The 4 shares of common stock owed per the agreement are expected to be issued in the second quarter of 2025.

Convertible Debt

On February 20, 2025, the Company settled the remaining convertible debt principal in cash, along with $47,000 of accrued interest. As of March 31, 2025 and December 31, 2024, the outstanding principal balance was $0 and $100,000, respectively.

Sixth Street Diagonal Promissory Note

On January 16, 2025, the Company entered into a loan agreement with 1800 Diagonal Lending, LLC for a $121,900 promissory note, with a purchase price of $100,000 and a 12% one-time interest charge. The Company will make nine monthly payments of $15,170, with the note maturing on October 16, 2025.As of March 31, 2025, there is $80,784 outstanding net of debt discount of $25,404.

Loan Payable — PPP and SBA Loan

In April 2022, Bailey received notification of full forgiveness of its 2nd PPP Loan totaling $1,347,050 and partial forgiveness of its 1st PPP Loan totaling $413,705. As of March 31, 2025 and December 31, 2024, Bailey had an outstanding PPP Loan balance of $933,295 and matures in April 2026.

Merchant Advances

Future Sales Receipts

From 2022 through 2024, the Company obtained several merchant advances. These advances are, for the most part, secured by expected future sales transactions of the Company with expected payments on a weekly basis. The Company made total cash repayments, pertaining to principal and interest, of $20,500 for the three months ending March 31, 2025.

The following is a summary of the merchant advances as of March 31, 2025 and December 31,2024:

	March 31,	December 31,
	2025	2024
Principal	$1,837,657	$1,858,157
Merchant cash advances, net	$1,837,657	$1,858,157

Promissory Note Payable

As of March 31, 2025, and December 31,2024, the outstanding principal on the note to the sellers of Bailey was $3,500,000. Interest expense was $105,000 and $105,000 for the three months ended March 31, 2025 and 2024 respectively, which was accrued and unpaid as of December 31, 2024. The note matures on December 8, 2025.

DIGITAL BRANDS GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

NOTE 7: STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

The Company had 1,000,000,000 shares of common stock authorized with a par value of $0.0001 as of March 31, 2025.

Common stockholders have voting rights of one vote per share. The voting, dividend, and liquidation rights of the holders of common stock are subject to and qualified by the rights, powers, and preferences of preferred stockholders.

2025 Transactions

Offerings

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

During the three months ended March 31, 2025, the Company issued an aggregate of 3,307,910 shares of common stock pursuant to the offerings detailed above for net proceeds of $6,642,433. The issuance of 3,307,910 shares referenced above includes 3,182,375 shares issued upon the exercise of warrants originally issued as part of the February 2025 offering.

DIGITAL BRANDS GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

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

As of both March 31, 2025 and December 31, 2024, there were 6,300 shares of Series A Convertible Preferred Stock issued and outstanding.

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

DIGITAL BRANDS GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

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

As of both March 31, 2025 and December 31, 2024, there were 1,344 shares of Series C Convertible Preferred Stock issued and outstanding.

NOTE 8: RELATED PARTY TRANSACTIONS

As of both March 31, 2025 and December 31, 2024, amounts due to related parties was $411,921, The advances are unsecured, non-interest bearing and due on demand. Amounts due to related parties consist of current and former executives, and a board member.

As of both March 31, 2025 and December 31, 2024, due to related parties includes advances from the former officer, Mark Lynn, who also serves as a director, totaling $104,568 respectively, and accrued salary and expense reimbursements of $87,221, respectively, to current officers.

In October 2022, the Company received advances from a director, Trevor Pettennude, totaling $325,000. The advances are unsecured, non-interest bearing and due on demand. As of both March 31, 2025 and December 31, 2024, an amount of $190,000 was outstanding.

DIGITAL BRANDS GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

NOTE 9: SHARE-BASED PAYMENTS

Common Stock Warrants

A summary of information related to common stock warrants for the three month ended March 31, 2025 is as follows:

	Common	Weighted
	Stock	Average
	Warrants	Exercise Price
Outstanding - December 31, 2024	45,701	$580.12
Granted	36,788,155	.42
Exercised	(3,182,375)	-
Forfeited	-	-
Outstanding - March 31, 2025	33,651,481	$1.25

Exercisable at December 31, 2024	45,701	$580.12
Exercisable at March 31, 2025	33,651,481	$1.25

Warrants transactions

Vendor Agreement

On or around January 20, 2025, the Company entered into a vendor agreement (the “Vendor Agreement”) with MavDB Consulting LLC (the “Vendor”). The engagement of the Vendor is for a five (5) year period and the vendor services to be provided include, but are not limited to, product content production, social media marketing, engagement of influencers and student athletes for product awareness, and event and staffing costs (the “Services”). In consideration for the Services, the Company will pay the Vendor a vendor fee equal to $3,000,000 (the “Cash Fee”) within thirty calendar days after the date of the Vendor Agreement (the “Payment Period”), provided, however, that Vendor may elect to receive the Vendor Shares (as defined below) and/or Vendor Pre-Funded Warrants (as defined below) as described below in lieu of the Cash Fee by providing written notice to the Company of such election during the Payment Period (the “Written Notice”). The “Vendor Shares” shall mean a number of Common Stock equal to the Cash Fee divided by $1.45, provided, however, if the issuance of any of the Vendor Shares would cause the Vendor to exceed 4.99% of the of the outstanding Common Stock, as determined in accordance with Section 16 of the Exchange Act and the regulations promulgated thereunder, then the Company shall instead issue to Vendor pre-funded warrants (the “Vendor Pre-Funded Warrants”) for the purchase of the amount of Vendor Shares in excess of the beneficial ownership limitation, provided, further, that if the Vendor specifies in the Written Notice that the Vendor elects to receive Vendor Pre-Funded Warrants in lieu of the entire amount of the Vendor Shares, then the Company shall instead issue to Vendor the Vendor Pre-Funded Warrants to purchase the entire amount of the Vendor Shares. The Vendor delivered the Written Notice to the Company during the Payment Period in lieu of the Cash Fee and the Company issued the Vendor Pre-Funded Warrants for the purchase of 2,068,965 shares of Common Stock to the Vendor on January 21, 2025. The fair value of the Vendor Pre-Funded Warrants was $3,000,000, or $1.45 per share, which was included as prepaid expenses on the consolidated balance sheet.

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

DIGITAL BRANDS GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

Other

On February 18, 2025, the Company issued 748,705 warrants to RBW Capital Partners LLC, through Dawson James Securities, Inc. (the “Placement Agent”), entitling the holder to purchase 568,267 shares of common stock at an exercise price of $0.759 per share (the “Placement Agent Warrants”).

In February 2025, the Company issued 33,970,485 warrants pursuant to the S-1 offering (see Note 7) which includes 11,239,805 pre-funded warrants with no expiration date for exercise.

Stock Options

As of both March 31, 2025, and December 31, 2024, the Company had 31 stock options outstanding with a weighted average exercise price of $452,500 per share.

Stock-based compensation expense of $0 and $100,299 was recognized for the three months ended March 31, 2025 and 2024.

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

NOTE 11: CONTINGENCIES

●	On March 21, 2023, a vendor filed a lawsuit against Digital Brands Group related to trade payables totaling approximately $43,501. Such amounts include interest due, and are included in accounts payable, net of payments made to date, in the accompanying consolidated balance sheets. The Company does not believe it is probable that the losses in excess of such trade payables will be incurred.

●	On November 16, 2023 a vendor filed a lawsuit against Digital Brands Group related to trade payables totaling approximately $345,384 , which represents past due fees and late fees. Such amounts are included in the accompanying balance sheets. The Company does not believe it is probable that the losses in excess of such pay trade payables will be incurred.

●	On December 21, 2023, an individual who last worked with the Company more than two years prior to filing the lawsuit initiated a wrongful termination claim against the Company. The Company is disputing the claim and the matter has been moved to arbitration, which has been granted.

DIGITAL BRANDS GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

●	On March 20, 2024, an individual who last worked with the Company two years prior to filing the lawsuit initiated a wrongful termination claim against the Company. The Company is disputing the claim, as the individual was never a direct employee but rather a temporary worker engaged through a third-party staffing agency.

●	On April 17, 2024, a former employee filed a wrongful termination lawsuit against the Company. The Company is disputing this claim and has been awarded arbitration for this matter. This employee was part of the marketing team. The marketing team was let go and the Company moved to a third-party outsourced marketing solution.

●	In June 2021, a vendor filed a lawsuit against Bailey 44 related to a retail store lease in the amount of $1.5 million. The Company is disputing the claim for damages and the matter is ongoing. The vendor has recently updated the claim to now be $450,968 after signing a long-term lease with another brand for this location. The Company is disputing this new amount after review of the lease.

●	On November 15, 2023, a vendor filed a lawsuit against Digital Brands Group related to trade payables totaling approximately $582,208, which represents “double damages.” The amount due to the vendor is $292,604. Such amounts are included in the accompanying balance sheets. The Company does not believe it is probable that losses in excess of such pay trade payables will be incurred. The matter was settled for $400,000 and is currently on a monthly payment plan.

All claims above, to the extent management believes it will be liable, have been included in accounts payable and accrued expenses and other liabilities in the accompanying consolidated balance sheet as of March 31, 2025.

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

NOTE 12: INCOME TAXES

The Company has historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. The Company has used a discrete effective tax rate method to calculate taxes for the fiscal three month periods ended March 31, 2025. The Company determined that since small changes in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate for the fiscal three month period ended March 31, 2025.

The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. The Company assessed the need for a valuation allowance against its net deferred tax assets and determined a full valuation allowance is required due, cumulative losses through March 31, 2025, and no history of generating taxable income.

NOTE 13: SUBSEQUENT EVENTS

Asset Purchase Agreement

On April 1, 2025, the Company entered into an Asset Purchase Agreement (the “Open Daily APA”) with Open Daily Technologies Inc. (“Open Daily”). Pursuant to the terms of the Open Daily APA, the Company agreed to purchase, and Open Daily agreed to sell certain intellectual property owned by Open Daily, including, but not limited to, patent applications, trademarks, and software products and platforms (the “Open Daily Assets”), but not any liability or obligation of Open Daily in connection with the Company’s purchase of the Open Daily Assets, in exchange for the issuance by the Company of 344,827 shares of the Company’s common stock (the “Open Daily Acquisition”) for total equity consideration of $3,000,000. The Open Daily Acquisition closed on April 2, 2025.

The Open Daily APA contains certain covenants, representations, warranties and closing conditions customary for an agreement of this type, including, but not limited to, non-competition and non-solicitation provisions.

University of Alabama Partnership

In April 2025, the Company launched its apparel partnership with the University of Alabama with a collection of t-shirts and fleece tops and bottoms sold at the campus bookstores and also on the Yea Alabama website. With the guidance of the University of Alabama marketing team, the Company engaged a University of Alabama Tik Tok influencer and University of Alabama student athlete to design and create the product collaboration.

The Company plans to expand the product offering starting this summer ahead of the football season with a significant marketing increase during football season . The Company will continue to partner with major social media influencers and University of Alabama student athletes to collaborate on monthly product capsules and also game day and campus bookstore events.

Amaze Partnership

On April 22, 2025, the Company announced a strategic partnership with Amaze, a global leader in creator-powered commerce. Digital Brands Group becomes the first third-party partner to offer its products on the recently revamped Teespring Marketplace by Amaze.

Through this partnership, Amaze customers can shop AVO, one of Digital Brands Group’s fashion labels that offers knits, wovens, and jeans for multiple occasions, directly within the Teespring Marketplace.

Amaze has over 12.3 million unique stores launched and attracts more than 1.2 billion unique visitors. These visitors now have access to AVO products, significantly boosting AVO’s brand visibility and introducing its amazing products to a massive audience.

Equity Line of Credit

In May 2025, the Company entered into a $100 million equity line of credit. The Company plans to file a proxy in the near term for the amount above the 20% that requires a shareholder vote. The Company expects that the shareholders will approve this motion. The equity line of credit will be used to fund the University of Alabama program noted above, as well as the broad expansion of this collegiate program.

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

Unless otherwise indicated by the context, references to “DBG” refer to Digital Brands Group, Inc. solely, and references to “Digital Brands Group,” the “Company,” “our,” “we,” “us” and similar terms refer to Digital Brands Group, Inc., together with its wholly owned subsidiaries Bailey 44, LLC (“Bailey”), MOSBEST, LLC (“Stateside”) and Sunnyside (“Sundry”).

Overview

Our Company

Digital Brands Group is a curated collection of lifestyle brands, including Bailey 44, DSTLD, Stateside, Sundry and Avo, that offers a variety of apparel products through direct-to-consumer and wholesale distribution. Our complementary brand portfolio provides us with the unique opportunity to cross merchandise our brands. We aim for our customers to wear our brands head to toe and to capture what we call “closet share” by gaining insight into their preferences to create targeted and personalized content specific to their cohort. Operating our brands under one portfolio provides us with the ability to better utilize our technological, human capital and operational capabilities across all brands. As a result, we have been able to realize operational efficiencies and continue to identify additional cost saving opportunities to scale our brands and overall portfolio.

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

We believe that successful apparel brands sell in all revenue channels. However, each channel offers different margin structures and requires different customer acquisition and retention strategies. We were founded as a digital-first retailer that has strategically expanded into select wholesale and direct retail channels. We strive to strategically create omnichannel strategies for each of our brands that blend physical and online channels to engage consumers in the channel of their choosing. Our products are sold direct-to- consumers principally through our websites and our own showrooms, but also through our wholesale channel, primarily in specialty stores and select department stores. With the continued expansion of our wholesale distribution, we believe developing an omnichannel solution further strengthens our ability to efficiently acquire and retain customers, while also driving high customer lifetime value (“LTV”), which we define as an estimate of the average revenue that a customer will generate throughout their lifespan as our customer. This value/revenue of a customer helps us determine many economic decisions, such as marketing budgets per marketing channel, retention versus acquisition decisions, unit level economics, profitability and revenue forecasting.

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

We have strategically expanded into an omnichannel brand offering these styles and content not only online but at selected wholesale and retail storefronts. We believe this approach provides us opportunities to successfully drive LTV, while increasing new customer growth.

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

Substantial Indebtedness

As of March 31, 2025, we had an aggregate principal amount of debt outstanding of approximately $6.5 million. We believe this is an amount of indebtedness which may be considered significant for a company of our size and current revenue base. Our substantial debt could have important consequences to us. For example, it could:

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

Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

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

Performance Factors

We believe that our future performance will depend on many factors, including the following:

●	Ability to Increase Our Customer Base in both Online and Traditional Wholesale Distribution Channels. We are currently growing our customer base through both paid and organic online channels, as well as by expanding our presence in a variety of physical retail distribution channels. Online customer acquisitions typically occur at our direct websites for each brand. Our online customer acquisition strategies include paid and unpaid social media, search, display and traditional media. Our products for Bailey, DSTLD and Stateside are also sold through a growing number of physical retail channels, including specialty stores, department stores and online multi-brand platforms.

●	Ability to Acquire Customers at a Reasonable Cost. We believe an ability to consistently acquire customers at a reasonable cost relative to customer retention rates, contribution margins and projected life-time value will be a key factor affecting future performance. To accomplish this goal, we intend to balance advertising spend between online and offline channels, as well as cross marketing and cross merchandising our portfolio brands and their respective products. We believe the ability to cross merchandise products and cross market brands, will decrease our customer acquisition costs while increasing the customer’s lifetime value and contribution margin. We will also balance marketing spend with advertising focused on creating emotional brand recognition, which we believe will represent a lower percentage of our spend.

●	Ability to Drive Repeat Purchases and Customer Retention. We accrue substantial economic value and margin expansion from customer cohort retention and repeat purchases of our products on an annual basis. Our revenue growth rate and operating margin expansion will be affected by our customer cohort retention rates and the cohorts annual spend for both existing and newly acquired customers.

●	Ability to Expand Our Product Lines. Our goal is to expand our product lines over time to increase our growth opportunity. Our customer’s annual spend and brand relevance will be driven by the cadence and success of new product launches.

●	Ability to Expand Gross Margins. Our overall profitability will be impacted by our ability to expand gross margins through effective sourcing and leveraging buying power of finished goods and shipping costs, as well as pricing power over time.

●	Ability to Expand Operating Margins. Our ability to expand operating margins will be impacted by our ability to leverage (i) fixed general and administrative costs; (ii) variable sales and marketing costs; (iii) elimination of redundant costs as we acquire and integrate brands; (iv) cross marketing and cross merchandising brands in our portfolio; and (v) drive customer retention and customer lifetime value. Our ability to expand operating margins will result from increasing revenue growth above our operating expense growth, as well as increasing gross margins. For example, we anticipate that our operating expenses will increase substantially in the foreseeable future as we undertake the acquisition and integration of different brands, incur expenses associated with maintaining compliance as a public company, and increased marketing and sales efforts to increase our customer base. While we anticipate that the operating expenses in absolute dollars will increase, we do not anticipate that the operating expenses as a percentage of revenue will increase. We anticipate that the operating expenses as a percentage of revenue will decrease as we eliminate duplicative costs across brands including a reduction in similar labor roles, contracts for technologies and operating systems and creating lower costs from higher purchasing power from shipping expenses to purchase orders of products. This reduction of expenses and lower cost per unit due to purchasing power should create meaningful savings in both dollars and as a percentage of revenue.

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

●	Ability to Create Free Cash Flow. Our goal is to achieve near term free cash flow through cash flow positive acquisitions, elimination of redundant expenses in acquired companies, increasing customer annual spend and lowering customer acquisition costs through cross merchandising across our brand portfolio.

Financial Statement Components

Bailey

●	Net Revenue. Bailey sells its products directly to customers. Bailey also sells its products indirectly through wholesale channels that include third-party online channels and physical channels such as specialty retailers and department stores.

●	Cost of Net Revenue. Bailey’s cost of net revenue includes the direct cost of purchased and manufactured merchandise; inventory shrinkage; inventory adjustments due to obsolescence including excess and slow-moving inventory and lower of cost and net realizable reserves; duties; and inbound freight. Cost of net revenue also includes direct labor to production activities such as pattern makers, cutters and sewers. Cost of net revenue includes an allocation of overheard costs such as rent, utilities and commercial insurance pertaining to direct inventory activities.

●	Operating Expenses. Bailey’s operating expenses include all operating costs not included in cost of net revenues and sales and marketing. These costs consist of general and administrative, fulfillment and shipping expense to the customer.

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

●	Sales & Marketing. Bailey’s sales and marketing expense primarily includes digital advertising; photo shoots for wholesale and direct-to-consumer communications, including email, social media and digital advertisements; and commission expenses associated with sales representatives.

●	Interest Expense. Bailey’s interest expense consists primarily of interest related to its outstanding debt to our senior lender.

DBG

●	Net Revenue. We sell our products to our customers directly through our website. In those cases, sales, net represents total sales less returns, promotions and discounts.

●	Cost of Net Revenue. Cost of net revenue include direct cost of purchased merchandise; inventory shrinkage; inventory adjustments due to obsolescence, including excess and slow-moving inventory and lower of cost and net realizable reserves.

●	Operating Expenses. Our operating expenses include all operating costs not included in cost of net revenues. These costs consist of general and administrative, sales and marketing, and fulfillment and shipping expense to the customer.

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

In addition, going forward, the amortization of the identifiable intangibles acquired in the acquisitions will be included in operating expenses.

●	Interest Expense. Interest expense consists primarily of interest related to our debt outstanding to our senior lender, convertible debt, and other interest bearing liabilities.

Stateside

●	Net Revenue. Stateside sells its products directly to customers. Stateside also sells its products indirectly through wholesale channels that include third-party online channels and physical channels such as specialty retailers and department stores.

●	Cost of Net Revenue. Stateside’s cost of net revenue includes the direct cost of purchased and manufactured merchandise; inventory shrinkage; inventory adjustments due to obsolescence including excess and slow-moving inventory and lower of cost and net realizable reserves; duties; and inbound freight. Cost of net revenue also includes direct labor to production activities such as pattern makers, cutters and sewers. Cost of net revenue includes an allocation of overheard costs such as rent, utilities and commercial insurance pertaining to direct inventory activities.

●	Operating Expenses. Stateside’s operating expenses include all operating costs not included in cost of net revenues and sales and marketing. These costs consist of general and administrative, fulfillment and shipping expense to the customer.

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

●	Sales & Marketing. Stateside’s sales and marketing expense primarily includes digital advertising; photo shoots for wholesale and direct-to-consumer communications, including email, social media and digital advertisements; and commission expenses associated with sales representatives.

Sundry

●	Net Revenue. Sundry sells its products directly to customers. Sundry also sells its products indirectly through wholesale channels that include third-party online channels and physical channels such as specialty retailers and department stores.

●	Cost of Net Revenue. Sundry’s cost of net revenue includes the direct cost of purchased and manufactured merchandise; inventory shrinkage; inventory adjustments due to obsolescence including excess and slow-moving inventory and lower of cost and net realizable reserves; duties; and inbound freight. Cost of net revenue also includes direct labor to production activities such as pattern makers, cutters and sewers. Cost of net revenue includes an allocation of overheard costs such as rent, utilities and commercial insurance pertaining to direct inventory activities.

●	Operating Expenses. Our operating expenses include all operating costs not included in cost of net revenues. These costs consist of general and administrative, sales and marketing, and fulfillment and shipping expense to the customer.

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

●	Interest Expense. Interest expense consists primarily of interest related to our debt outstanding to promissory notes, convertible debt, and other interest bearing liabilities.

Recent Developments

Limited Tariff Exposure

The Company produces almost all of its products in Los Angeles, with the exception of sweaters. The Company estimates that over 90% of all its products produced are Made in the USA. This significantly limits its exposure to any increases in tariffs. The Company believes this could be an opportunity to increase market share as the majority of apparel brands produce goods overseas and will need to increase prices to cover some or all of the increased tariffs, while the Company’s brands will not need to increase pricing. The Company believes this could be a meaningful competitive advantage both online and in wholesale.

No Exposure to De Minimis

The Company does not use and has never used the “de minimis” exemption. The “de minimis” provision, which allowed duty-free entry for low-value imports (under $800), has been overturned for goods from China and Hong Kong, effective May 2, 2025. This means that goods imported from these countries, even if under the $800 threshold, will now be subject to tariffs.

A significant number of e-commerce retailers relied on the de minimis exemption, which the Company believes will require them to significantly increase their prices or to experience a significant decline in gross margin and profitability. The Company has been approached by several e-commerce companies with the de minimis exposure seeking to sell their company at meaningfully reduced valuations. The Company believes this change in the de minimis policy should reduce the number of online apparel brands, and create a less crowded marketplace.

1800 Diagonal Promissory Note

On January 16, 2025, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with 1800 Diagonal Lending, LLC (the “1800 Diagonal”), pursuant to which 1800 Diagonal made a loan to the Company, evidenced by a promissory note in the aggregate principal amount of $121,900, including an original issue discount (“OID”) of $15,900 (the “Note”). The purchase price of the Note was $106,000 (the “Purchase Price”). The Purchase Agreement contains certain customary representations, warranties, and covenants made by the Company. Under the Note, the Company is required to make nine payments of $15,170, which includes a one-time interest charge of 12% ($14,628). The first payment was due on February 16, 2025, with eight subsequent payments due each month thereafter. The Note matures on October 16, 2025, and contains customary events of default.

Upon the occurrence of any event of default under the Note, (i) the Note will become immediately due and payable in an amount equal to 150% times the outstanding principal and accrued interest under the Note plus default interest at the rate of 22% per annum (the “Default Amount”), and (ii) 1800 Diagonal will have the right to convert the balance owed under the Note, including the Default Amount, into shares of the Company’s common stock at a conversion price equal to 61% of the lowest closing bid price during the 10 trading days prior to the conversion date. The Note provides that 1800 Diagonal and its affiliates may not own greater than 4.99% of the Company’s outstanding shares of common stock at any time, and that the total aggregate number of shares of common stock that may be issued upon conversion of the Note shall not exceed 19.99% of the shares of common stock outstanding as of January 16, 2025.

The Company received the Purchase Price minus applicable fees on January 21, 2025, and intends to use the proceeds from the Note for general working capital purposes.

David Joshua Bartch Note

On January 22, 2025, the Company issued a promissory note in the principal amount of $260,000.00 (the “Second Note”) to Joshua Bartch (“Investor”), pursuant to which the Investor made a loan to the Company. The Second Note carries an original issue discount of $60,000.00, and accordingly the purchase price of the Second Note is $200,000.00. The Second Note matures on April 22, 2025, and contains customary events of default. Upon the occurrence of any event of default under the Second Note, the Second Note will become immediately due and payable in an amount equal to the outstanding principal and accrued interest under the Second Note plus default interest at the rate of sixteen percent (16%) per annum.

MavDB Vendor Agreement; Issuance of Vendor Pre-Funded Warrants

On or around January 21, 2025, the Company entered into a vendor agreement (the “Vendor Agreement”) with MavDB Consulting LLC (the “Vendor”). The Vendor’s engagement is for a five-year period and the vendor services to be provided include, but are not limited to, product content production, social media marketing, engagement of influencers and student athletes for product awareness, and event and staffing costs (the “Services”). In consideration for the Services, the Company agreed to pay the Vendor a fee equal to $3,000,000 (the “Cash Fee”) within 30 calendar days after the date of the Vendor Agreement (the “Payment Period”); provided, however, that Vendor may elect to receive the Vendor Shares (as defined below) and/or Vendor Pre-Funded Warrants (as defined below) as described below in lieu of the Cash Fee by providing written notice to the Company of such election during the Payment Period (the “Written Notice”). The “Vendor Shares” means a number of shares of common stock equal to the Cash Fee divided by $1.45; provided, however, if the issuance of any of the Vendor Shares would cause the Vendor to exceed 4.99% of the outstanding common stock, as determined in accordance with Section 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the regulations promulgated thereunder, then the Company shall instead issue to Vendor pre-funded warrants (the “Vendor Pre-Funded Warrants”) for the purchase of the amount of Vendor Shares in excess of the beneficial ownership limitation; provided, further, that if the Vendor specifies in the Written Notice that the Vendor elects to receive Vendor Pre-Funded Warrants in lieu of the entire amount of the Vendor Shares, then the Company shall instead issue to Vendor the Vendor Pre-Funded Warrants to purchase the entire amount of the Vendor Shares. The Vendor delivered the Written Notice to the Company during the Payment Period and the Company issued the Vendor Pre-Funded Warrants for the purchase of 2,068,965 shares of common stock to Vendor on January 21, 2025.

The Vendor Pre-Funded Warrants have an initial exercise price per share of common stock equal to $0.01. The Vendor Pre-Funded Warrants are immediately exercisable and expire five years after the issuance date of the Vendor Pre-Funded Warrants. The exercise price and number of shares of common stock issuable upon exercise is subject to appropriate adjustment in the event of share dividends, share splits, reorganizations or similar events. The Vendor Pre-Funded Warrants will be exercisable, at the option of the Vendor, in whole or in part, by delivering to us a duly executed exercise notice accompanied by payment in full for the number of shares of common stock purchased upon such exercise (except in the case of a cashless exercise). The Vendor (together with its affiliates) may not exercise any portion of the Vendor Pre-Funded Warrants to the extent that the Vendor would own more than 4.99% of the outstanding shares of common stock immediately after exercise, except that upon at least 61 days’ prior notice from the Vendor to the Company, the Vendor may increase the amount of beneficial ownership of outstanding shares after exercising the Vendor’s Pre-Funded Warrants up to 9.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Vendor Pre-Funded Warrants. In lieu of making the cash payment otherwise contemplated to be made to us upon such exercise in payment of the aggregate exercise price, the Vendor may elect instead to receive upon such exercise (either in whole or in part) the number of shares of common stock determined according to a cashless formula set forth in the Vendor Pre-Funded Warrants.

Closing of February 2025 Offering

On February 13, 2025, the Company entered into securities purchase agreements (collectively, the “Purchase Agreements”) with certain accredited investors named therein (collectively, the “Purchasers”), pursuant to which the Company agreed to issue and sell, in a best efforts offering (the “February 2025 Offering”), an aggregate of 11,365,340 units (the “Units”), including (i) 125,535 units consisting of one share of the Company’s common stock and two warrants to purchase one share of common stock each (the “Share Unit Warrants”), at a purchase price per unit equal to $0.66, and (ii) 11,239,805 units consisting of a pre-funded warrant to purchase one share of common stock (“Pre-Funded Warrants”), immediately exercisable at an exercise price of $0.0001 per share, and two warrants to purchase one share of common stock each (the “PFW Unit Warrants, and collectively with the Share Unit Warrants, the “Warrants”), at a purchase price per unit equal to $0.6599. The Warrants may be exercised for an aggregate of 22,730,680 shares of common stock at an exercise price equal to $0.66 per share, subject to adjustment for stock splits and similar events. The Purchase Agreements contain customary representations and warranties and agreements of the Company and the Purchasers and customary indemnification rights and obligations of the parties. The February 2025 Offering closed on February 18, 2025.

The Company offered Pre-Funded Warrants to those Purchasers whose purchase of common stock in the February 2025 Offering would have resulted in the Purchasers, together with their affiliates and certain related parties, beneficially owning more than 4.99% (or at the election of the Purchasers, 9.99%) of the Company’s common stock immediately following the consummation of the February 2025 Offering in lieu of the common stock that would otherwise result in ownership in excess of 4.99% (or at the election of the Purchasers, 9.99%) of the outstanding common stock of the Company. The Pre-Funded Warrants may be exercised commencing on the issuance date and do not expire. The Pre-Funded Warrants are exercisable for cash; provided, however, that they may be exercised on a cashless exercise basis if, at the time of exercise, there is no effective registration statement registering, or no current prospectus available for, the issuance or resale of the common stock issuable upon exercise of the Pre-Funded Warrants. The exercise of the Pre-Funded Warrants will be subject to a beneficial ownership limitation, which will prohibit the exercise thereof, if upon such exercise the holder of the Pre-Funded Warrants, its affiliates and any other persons or entities acting as a group together with the holder or any of the holder’s affiliates would hold 4.99% (or, upon election of a Purchaser prior to the issuance of any shares, 9.99%) of the number of common stock outstanding immediately after giving effect to the issuance of common stock issuable upon exercise of the Pre-Funded Warrant held by the applicable holder, provided that the holder may increase or decrease the beneficial ownership limitation (up to a maximum of 9.99%) upon 60 days advance notice to the Company, which 60-day period cannot be waived.

The Warrants may be exercised commencing on the issuance date and expire one year from issuance. The Warrants are exercisable for cash at an exercise price of $0.66 per share; provided, however, that they may be exercised on a cashless exercise basis if, at the time of exercise, there is no effective registration statement registering, or no current prospectus available for, the issuance or resale of the common Stock issuable upon exercise of the Warrants. The exercise of the Warrants will be subject to a beneficial ownership limitation, which will prohibit the exercise thereof, if upon such exercise the holder of the Warrants, its affiliates and any other persons or entities acting as a group together with the holder or any of the holder’s affiliates would hold 4.99% (or, upon election of a Purchaser prior to the issuance of any shares, 9.99%) of the number of common stock outstanding immediately after giving effect to the issuance of common stock issuable upon exercise of the Warrants held by the applicable holder, provided that the holder may increase or decrease the beneficial ownership limitation (up to a maximum of 9.99%) upon 60 days advance notice to the Company, which 60-day period cannot be waived.

At the closing of the February 2025 Offering, the Company issued warrants to RBW Capital Partners LLC, acting through Dawson James Securities, Inc. (the “Placement Agent”), for the purchase of 568,267 shares of common stock at an exercise price of $0.759 per share (the “Placement Agent Warrants”), which is equal to 115% of the price per Unit. The Placement Agent Warrants are exercisable at any time commencing six months from the date of commencement of sales in the February 2025 Offering and expiring five years from the commencement of sales in the February 2025 Offering. During the aforementioned six-month period, the Placement Agent Warrant may not be sold, transferred, assigned, pledged, or hypothecated, or be the subject of any hedging, short sale, derivative, put, or call transaction that would result in the effective economic disposition of the Placement Agent Warrant pursuant to FINRA Rule 5110(e)(1)(A).

The common stock, Pre-Funded Warrants, common stock issuable upon exercise of the Pre-Funded Warrants, Warrants, common stock issuable upon exercise of the Warrants, Placement Agent Warrants, and common stock issuable upon exercise of the Placement Agent Warrants were offered pursuant to a registration statement on Form S-1 (File No. 333-284508), as filed with the Securities and Exchange Commission (the “SEC”) on January 27, 2025, as amended, and was declared effective on February 11, 2025.

The Placement Agent acted as the exclusive placement agent for the February 2025 Offering pursuant to a Placement Agency Agreement dated February 13, 2025 (the “Placement Agency Agreement”) by and between the Company and the Placement Agent. The Placement Agency Agreement contains customary conditions to closing, representations and warranties of the Company, and termination rights of the parties, as well as certain indemnification obligations of the Company and ongoing covenants for the Company.

The February 2025 Offering resulted in gross proceeds to the Company of approximately $7,500,000, before deducting placement agent fees and commissions and other offering expenses, and excluding proceeds to the Company, if any, that may result from the future exercise of the Pre-Funded Warrants or Warrants issued in the February 2025 Offering. As compensation to the Placement Agent, as the exclusive placement agent in connection with the February 2025 Offering, the Company paid to the Placement Agent a cash fee of 8.0% of the aggregate gross proceeds raised in the February 2025 Offering (which amount shall not include any additional proceeds the Company may receive from the exercise of the Warrants, or the Pre-Funded Warrants, issued in the February 2025 Offering) and reimbursement of up to $150,000 for expenses of legal counsel and other actual out-of-pocket expenses.

Open Daily Asset Purchase Agreement

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

Our Financial Position

For the three months ended March 31, 2025 and 2024, we generated net revenues of $1,871,701and $3,576,587, respectively, and reported net loss of $2,089,910 and $683,735, respectively. As noted in our unaudited consolidated financial statements, as of March 31, 2024, we had an accumulated deficit of $129,190,948.

Results of Operations

Three Months Ended March 31, 2025 compared to Three Months Ended March 31, 2024

The following table presents our results of operations for the three months ended March 31, 2025 and 2024:

	Three Mnths Ended
	March 31,
	2025	2024
Net revenues	$1,871,701	$3,576,587
Cost of net revenues	999,246	1,885,851
Gross profit	872,455	1,720,736
General and administrative	1,973,803	971,732
Sales and marketing	828,788	708,150
Other operating expenses	66,424	265,499
Operating loss	(1,996,560)	(224,645)
Other expenses	(93,350)	(459,090)
Loss before provision for income taxes	(2,089,910)	(683,735)
Provision for income taxes	-	-
Net loss	$(2,089,910)	$(683,735)

Net Revenues

Net revenues decreased by $1.7 million to $1.9 million for the three months ended March 31, 2025, compared to $3.6 million in the corresponding fiscal period in 2024. The decrease was primarily associated with the Company dropping its largest wholesale account due its very low gross margins and operational costs required  to manage this account. The other major factor for the decline was limited cash for marketing for half the quarter until the S-1 closed in mid February, a delay in wholesale shipments, and lower ecommerce revenues across each brand due to less digital advertising spend.

This decline in wholesale revenue will be offset throughout the year by the Company’s second largest wholesale account asking to double the number of domestic retail doors from 50 to 100 and also expand to their international doors.

Despite limited marketing spend in the first quarter, the Company’s digital revenue increased over 80% from the previous quarter.

Gross Profit

Our gross profit decreased by $0.8 million for the three months ended March 31, 2025 to $0.9 million from a gross profit of $1.7 million for the corresponding fiscal period in 2024. The decrease in gross margin was primarily attributable to a decrease in sales.

Our gross margin was 46.6% for three months ended March 31, 2025, compared to 48.1% for the three months ended March 31, 2024. The decrease in gross margin was due to the deleverage associated with fixed costs in gross margins including warehouse and distribution rent, patternmakers and other fixed costs over a lower revenue total.

The Company expects gross margins to expand as revenues increase and leverage fixed costs, a higher mix of e-commerce revenue, which as higher gross margins and the mix of wholesale accounts with higher gross margins.

Operating Expenses

Operating expenses increased by $0.8 million for the three months ended March 31, 2025 as compared to the corresponding fiscal period in 2024, primarily driven by the extinguishment of $1.3 million in accounts payable in the first quarter of 2024.

In April and May 2025, the Company eliminated significant headcount and related operating expenses associated with that headcount. The Company expects to reduce its operating expenses by an additional $700,000 over the next 12 months associated with these reductions.

Other Expense

Other expense was $0.1 million for the three months ended March 31, 2025, compared to $0.5 million for the three months ended March 31, 2024, primarily consisting of interest expense.

Net Loss

Our net loss was $2.1 million for the three months ended March 31, 2025 compared to $0.7 million in 2024. The higher loss was primarily due to lower revenues and higher operating expenses.

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

As of March 31, 2025, we had cash of $2.2 million, but we had a working capital deficit of $8.2 million. The Company requires significant capital to meet its obligations as they become due. Throughout the next twelve months, the Company intends to fund its operations primarily from the funds raised through its operations. The Company may pursue secondary equity offerings or debt financings to provide working capital and satisfy debt obligations. There can be no assurance as to the availability or terms upon which such financing and capital might be available in the future. If the Company is unable to secure additional funding, it may be forced to curtail or suspend its business plans.

In February 2025, the Company completed an offering consisting of the sale of common stock, warrants and pre-funded warrants for gross proceeds of $7,500,000, before deducting placement agent fees and commissions and other offering expenses.

Cash Flow Activities

The following table presents selected captions from our condensed statements of cash flows for the three months ended March 31, 2025 and 2024:

	Three Mnths Ended
	March 31,
	2025	2024
Net cash provided by operating activities:
Net loss	$(2,089,910)	$(683,735)
Non-cash adjustments	$429,350	$1,721,397
Change in operating assets and liabilities	$(2,846,786)	$(2,278,203)
Net cash used in operating activities	$(4,507,347)	$(1,240,540)
Net cash provided by (used in) investing activities	$-	$(13,785)
Net cash provided by financing activities	$6,587,057	$1,244,883
Net change in cash	$2,079,711	$(9,443)

Cash Flows Used In Operating Activities

Our cash used in operating activities increased by $3.3 million to $4.5 million for the three months ended March 31, 2025, compared to cash used in operating activities of $1.2 million for the corresponding fiscal period in 2024. The decrease in net cash used in operating activities was primarily driven by a higher net loss and less non-cash charges in 2025.

Cash Flows Provided By (Used in) Investing Activities

Our cash used in investing activities was nominal in 2024.

Cash Flows Provided by Financing Activities

Cash provided by financing activities was $6.6 million for the three months ended March 31, 2025. Cash inflows included $6.6 million in net proceeds from the issuance from the common stock and pre-funded warrants.

Contractual Obligations and Commitments

As of March 31, 2025, we had $6.5 million in outstanding principal on debt, primarily our promissory notes due to the Bailey44 Sellers, PPP and merchant advances. Aside from our remaining non-current SBA obligations, all outstanding loans have maturity dates through 2025.

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

Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may, therefore, not be comparable to those of companies that comply with such new or revised accounting standards.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, who serve as our principal executive officer and principal financial and accounting officer, respectively, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. In making this evaluation, our management considered the material weakness in our internal control over financial reporting described below. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2025.

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

Notwithstanding the assessment that our internal control over financial reporting are not effective and that material weaknesses exist, we believe that we have employed supplementary procedures to ensure that the financial statements contained in this filing fairly present our financial position, results of operations and cash flows for the reporting periods covered herein in all material respects.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are currently involved in, and may in the future be involved in, legal proceedings, claims, and government investigations in the ordinary course of business. These include proceedings, claims, and investigations relating to, among other things, regulatory matters, commercial matters, intellectual property, competition, tax, employment, pricing, discrimination, consumer rights, personal injury, and property rights. These matters also include the following:

●	On March 21, 2023, a vendor filed a lawsuit against Digital Brands Group related to trade payables totaling approximately $43,501. Such amounts include interest due, and are included in accounts payable, net of payments made to date, in the accompanying consolidated balance sheets. The Company does not believe it is probable that the losses in excess of such trade payables will be incurred.

●	On November 16, 2023 a vendor filed a lawsuit against Digital Brands Group related to trade payables totaling approximately $345,384 , which represents past due fees and late fees. Such amounts are included in the accompanying balance sheets. The Company does not believe it is probable that the losses in excess of such pay trade payables will be incurred.

●	On December 21, 2023, an individual who last worked with the Company more than two years prior to filing the lawsuit initiated a wrongful termination claim against the Company. The Company is disputing the claim and the matter has been moved to arbitration, which has been granted.

●	On March 20, 2024, an individual who last worked with the Company two years prior to filing the lawsuit initiated a wrongful termination claim against the Company. The Company is disputing the claim, as the individual was never a direct employee but rather a temporary worker engaged through a third-party staffing agency.

●	On April 17, 2024, a former employee filed a wrongful termination lawsuit against the Company. The Company is disputing this claim and has been awarded arbitration for this matter. This employee was part of the marketing team. The marketing team was let go and the Company moved to a third-party outsourced marketing solution.

●	In June 2021, a vendor filed a lawsuit against Bailey 44 related to a retail store lease in the amount of $1.5 million. The Company is disputing the claim for damages and the matter is ongoing. The vendor has recently updated the claim to now be $450,968 after signing a long-term lease with another brand for this location. The Company is disputing this new amount after review of the lease.

●	On November 15, 2023, a vendor filed a lawsuit against Digital Brands Group related to trade payables totaling approximately $582,208, which represents “double damages.” The amount due to the vendor is $292,604. Such amounts are included in the accompanying balance sheets. The Company does not believe it is probable that losses in excess of such pay trade payables will be incurred. The matter was settled for $400,000 and is currently on a monthly payment plan.

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

See Note 8 to the financial statements.

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

(c) During the quarter ended March 31, 2025, no director or officer of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

ITEM 6. EXHIBITS

Exhibit Number	Description
4.1	Pre-Funded Warrant issued by the Company to MavDB, dated as of January 21, 2025 (incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on January 23, 2025).
10.1	Securities Purchase Agreement between the registrant and 1800 Diagonal Lending, LLC, dated as of January 16, 2025 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on January 23, 2025).
10.2	Promissory Note issued by the registrant to 1800 Diagonal Lending, LLC, dated January 16, 2025 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on January 23, 2025).
10.3	Vendor Agreement between the registrant and MavDB Consulting LLC, dated as of January 21, 2025 (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on January 23, 2025).
10.4	Promissory Note issued by the Company to Bartch, dated January 22, 2025 (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on January 23, 2025).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a)
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a)
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350
101.INS*	Inline XBRL Instance
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation
101.LAB*	Inline XBRL Taxonomy Extension Labels
101.PRE*	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith

# Indicates management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL BRANDS GROUP, INC.

Date: May 15, 2025	By:	/s/ John Hilburn Davis, IV
John Hilburn Davis, IV, Chief Executive Officer

Date: May 15, 2025	By:	/s/ Reid Yeoman
Reid Yeoman, Chief Financial Officer

