Form 10-Q
period 2025-06-30
Digital Brands Group, Inc.
filed 2025-08-13
CIK 1668010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 13, 2025, the Company had 4,491,321 shares of common stock, $0.0001 par value, issued and outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIGITAL BRANDS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2025	2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$542,578	$164,431
Accounts receivable, net	165,937	44,067
Due from factor, net	341,127	390,186
Inventory	4,075,294	3,823,940
Prepaid expenses and other current assets	1,325,730	274,643
Total current assets	6,450,666	4,697,267
Property, equipment and software, net	20,719	24,089
Goodwill	8,973,501	8,973,501
Intangible assets, net	8,286,959	6,120,039
Deposits	72,331	75,431
Prepaid marketing expenses	4,016,111	-
Total assets	$27,820,287	$19,890,327

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$5,594,591	$6,424,661
Accrued expenses and other liabilities	5,525,903	5,257,102
Due to related parties	402,421	411,921
Convertible note payable, net	-	100,000
Accrued interest payable	2,539,854	2,328,078
Loan payable, current	1,819,113	2,798,116
Promissory note payable, net	3,500,000	3,500,000
Total current liabilities	19,381,882	20,819,878
Loan payable	1,083,295	150,000
Deferred tax liability	248,990	248,990
Total liabilities	20,714,167	21,218,868

Commitments and contingencies

Stockholders’ equity (deficit):
Series A convertible preferred stock, $0.0001 par value per share; 6,300 shares designated; 6,300 shares issued and outstanding as of June 30, 2025 and December 31, 2024	1	1
Series C convertible preferred stock, $0.0001 par value per share; 5,761 shares designated; 1,344 and 4,786 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	1	1
Common stock, $0.0001 par value per share; 1,000,000,000 shares authorized, 4,491,321 and 838,584 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	449	83
Additional paid-in capital	138,414,479	125,772,412
Accumulated deficit	(131,308,810)	(127,101,038)
Total stockholders’ equity (deficit)	7,106,120	(1,328,541)
Total liabilities and stockholders’ equity (deficit)	$27,820,287	$19,890,327

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

DIGITAL BRANDS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2025	2024	2025	2024
Net revenues	$2,251,379	$3,396,069	$4,123,080	$6,972,656
Cost of net revenues	1,539,827	1,837,392	2,539,073	3,693,243
Gross profit	711,552	1,558,677	1,584,007	3,279,413

Operating expenses:
General and administrative	1,527,249	2,946,688	3,501,052	3,918,420
Sales and marketing	1,031,594	615,190	1,860,382	1,323,340
Distribution	137,926	299,034	204,350	564,533
Total operating expenses	2,696,769	3,860,912	5,565,784	5,806,293

Loss from operations	(1,985,217)	(2,302,235)	(3,981,777)	(2,526,880)

Other (expense) income:
Interest expense	(127,270)	(1,239,624)	(262,193)	(1,744,615)
Other non-operating (expenses) income	(5,375)	31,379	36,198	77,280
Total other expense	(132,645)	(1,208,245)	(225,995)	(1,667,335)

Income tax benefit	-	-	-	-
Net loss from continuing operations	(2,117,862)	(3,510,480)	(4,207,772)	(4,194,215)
Net loss	$(2,117,862)	$(3,510,480)	$(4,207,772)	$(4,194,215)

Weighted average common shares outstanding - basic and diluted	2,615,695	33,696	3,387,187	34,073
Net loss per common share - basic and diluted	$(0.81)	$(104.18)	$(1.24)	$(123.10)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

DIGITAL BRANDS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Series A Convertible		Series C Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balances at December 31, 2023	6,300	1	4,786	1	22,287	$2	115,597,037	(113,994,449)	1,602,592
Issuance of common stock pursuant to private placements	-	-	-	-	8,898	1	1,736,206	-	1,736,207
Shares issued for services	-	-	-	-	1,372	-	224,265	-	224,265
Conversion of preferred shares into common stock	-	-	(1,547)	-	1,726	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	100,299	-	100,299
Net loss	-	-	-	-	-	-	-	(683,735)	(683,735)
Balances at March 31, 2024	6,300	1	3,239	1	34,283	3	117,657,807	(114,678,184)	2,979,628
Common stock issued for cash	-	-	-	-	7,575	1	2,877,473	-	2,877,474
Conversion of loan into common stock	-	-	-	-	2,120	-	313,817	-	313,817
Conversion of preferred shares into common stock	-	-	(1,495)	-	1,668	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	67,901	-	67,901
Net loss	-	-	-	-	-	-	-	(3,510,480)	(3,510,480)
Balances at June 30, 2024	6,300	$1	1,744	$1	45,647		$120,916,998	$(118,188,664)	$2,728,340

Balances at December 31, 2024	6,300	$1	1,344	$1	838,584	$83	$125,772,412	$(127,101,038)	$(1,328,541)
Issuance of pre-funded warrants in connection with services contract	-	-	-	-	-	-	3,000,000	-	3,000,000
Issuance of common stock and pre-funded warrants pursuant to private placement offering	-	-	-	-	125,535	13	6,642,420	-	6,642,433
Exercise of pre-funded warrants in connection with private placement offering	-	-	-	-	3,182,375	318	(318)	-	-
Net loss	-	-	-	-	-	-	-	(2,089,910)	(2,089,910)
Balances at March 31, 2025	6,300	1	1,344	1	4,146,494	413	135,414,514	(129,190,948)	6,223,982
Issuance of common stock pursuant to acquisition of intangibles	-	-	-	-	344,827	35	2,999,965	-	3,000,000
Net loss	-	-	-	-	-	-	-	(2,117,862)	(2,117,862)
Balances at June 30, 2025	6,300	$1	1,344	$1	4,491,321	$449	$138,414,479	$(131,308,810)	$7,106,120

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

DIGITAL BRANDS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
	2025	2024
Cash flows used in operating activities:
Net loss	$(4,207,772)	$(4,194,215)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	836,450	1,439,094
Amortization of loan discount and fees	24,803	1,582,887
Stock-based compensation	-	168,200
Shares issued for services	-	224,265
Change in credit reserve	-	(151,611)
Non-cash lease expense	-	530,312
Changes in operating assets and liabilities:
Accounts receivable, net	(121,870)	(210,819)
Due from factor	49,059	(253,342)
Inventory	(251,354)	(211,846)
Prepaid expenses and other current assets	(1,051,087)	(101,289)
Prepaid marketing expenses	(1,016,111)	-
Accounts payable	(830,070)	(1,419,297)
Accrued expenses and other liabilities	480,577	198,640
Accrued interest payable	-	(2,039)
Lease liabilities	-	(377,500)
Deposits	3,100	(77,280)
Net cash used in operating activities	(6,084,275)	(2,855,840)
Cash flows used in investing activities:
Net cash used in investing activities	-	(23,800)
Cash flows provided by financing activities:
Due to related parties	(9,500)	26,909
Issuance of loans and note payable	100,000	490,977
Repayments of convertible notes and loan payable	(270,511)	(2,179,906)
Proceeds for issuance of pre-funded warrants	6,642,433	-
Issuance of common stock in cash	-	4,613,681
Net cash provided by financing activities	6,462,422	2,951,661
Net change in cash and cash equivalents	378,147	72,021
Cash and cash equivalents at beginning of period	164,431	20,773
Cash and cash equivalents at end of period	$542,578	$92,794

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$47,000	$2,039

Supplemental disclosure of non-cash investing and financing activities:
Non-cash prepaid marketing expense	$3,000,000	$-
Non-cash purchase of intangible assets	$3,000,000	$-
Shares issued for services and conversion of accounts payable	$-	$313,817
Conversion of preferred shares into common stock	$-	$17
Non-cash issuance of shares	$318	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

DIGITAL BRANDS GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

NOTE 1: NATURE OF OPERATIONS

Digital Brands Group, Inc. (the “Company”) was organized on September 17, 2012 under the laws of Delaware as a limited liability company under the name Denim.LA LLC. The Company converted to a Delaware corporation on January 30, 2013 and changed its name to Denim.LA, Inc. Effective December 31, 2020, the Company changed its name to Digital Brands Group, Inc.

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

On December 30, 2022, the Company closed the acquisition of Sunnyside, LLC dba Sundry (“Sundry”) pursuant to its Second Amended and Restated Membership Interest Purchase Agreement with Moise Emquies to purchase 100% of the issued and outstanding equity of Sundry. On the acquisition date, Sundry became a wholly owned subsidiary of the Company.

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

NOTE 2: GOING CONCERN CONSIDERATIONS

In the audited consolidated financial statements for the year ended December 31, 2024, the independent registered public accounting firm included an explanatory paragraph in their audit report regarding substantial doubt about the Company’s ability to continue as a going concern. That conclusion was based on conditions existing as of the audit date, including recurring operating losses and liquidity constraints.

The Company has not generated profits since inception and has sustained net losses of $4,207,772 and $4,194,215 for the six months ended June 30, 2025 and 2024, respectively. The Company also incurred negative cash flows from operations for the same periods. Historically, the Company has lacked sufficient liquidity to satisfy obligations as they come due and, as of June 30, 2025, reported a working capital deficit of $8,915,105. The Company expects to continue to generate operating losses for the foreseeable future. The accompanying consolidated financial statements do not include any adjustments as a result of this uncertainty.

DIGITAL BRANDS GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

Through the date the financial statements were available to be issued, the Company has been primarily financed through the issuance of capital stock and debt. In the event that the Company cannot generate sufficient revenue to sustain its operations, the Company will need to reduce expenses, which it has done, or obtain financing through the sale of debt and/or equity securities, which it has done. The issuance of additional equity would result in dilution to existing shareholders. If the Company is unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms acceptable to the Company, the Company would be unable to execute upon the business plan or pay costs and expenses as they are incurred, which would have a material, adverse effect on the business, financial condition and results of operations. While the Company has several potential sources of cash including cash warrants that are registered and exercisable that are in the money, the ability to initiate an at-the-market (“ATM”) offering under its current shelf registration statement, no assurance can be given that the Company will be successful in these efforts.

Management’s Plans

In February 2025, the Company completed an offering consisting of the sale of common stock, warrants and pre-funded warrants for gross proceeds of $7,500,000, before deducting placement agent fees and commissions and other offering expenses.

In August 2025, the Company completed a private offering consisting of the sale of shares of Series D convertible preferred stock for $11,225,000 and a warrant exercise for $5,000,000 for gross proceeds of $16,225,000, before deducting placement agent fees and commissions and other offering expenses.

As of August 13, 2025, the date of issuance of these unaudited condensed consolidated financial statements, the Company expects that its cash and cash equivalents of $542,578 as of June 30, 2025, together with the net proceeds received from the August 2025 offering, and measures described below, will be sufficient to fund its operating expenses, debt obligations and capital expenditure requirements for at least one year from the date these unaudited condensed consolidated financial statements are issued.

Throughout the next twelve months, the Company intends to fund its operations from the funds raised through the August 2025 offering. Additionally, the Company intends to fund operations from increased revenues due to its new marketing efforts, including its collegiate apparel program and increased wholesale pricing, through settlement and renegotiation of aged payables, conversions of outstanding debt and accrued interest, and continuing its cost cutting measures, which the Company has already made during the first six months of 2025. The Company also plans to continue to fund its capital funding needs through a combination of public or private equity offerings, debt financings or other sources. This may include warrant exercises and/or ATM equity financings.

As of June 30, 2025, management has reassessed the Company’s financial position and believes that the conditions which previously raised substantial doubt have been alleviated. The assessment is based on the current state of operations, the $16,225,000 offering, the additional capital sources available to the Company, and the cash on hand of approximately $14,600,000 at August 13, 2025. Management believes that the Company has sufficient capital to meet its financial obligations for the next 12 months as of the date of these financial statements.

Accordingly, management has not included going concern language in these interim condensed consolidated financial statements. However, the prior audit report has not been reissued or revised, and users should refer to that report for the independent registered public accounting firm auditor’s opinion as of December 31, 2024.

There can be no assurance as to the availability or terms upon which such financing and capital might be available in the future. If the Company is unable to secure additional funding, it may be forced to curtail or suspend its business plans.

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the unaudited condensed financial statements included herein contain all adjustments necessary to present fairly the Company’s financial position and the results of its operations and cash flows for the period presented. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes to those statements for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K filed with the SEC on April 9, 2025.

DIGITAL BRANDS GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

Principles of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries (Bailey, Stateside and Sundry). All inter-company transactions and balances have been eliminated on consolidation.

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

Cash and Equivalents and Concentration of Credit Risk

The Company considers all highly liquid securities with an original maturity of less than three months to be cash equivalents. As of June 30, 2025 and December 31, 2024, the Company did not hold any cash equivalents. The Company’s cash and cash equivalents in bank deposit accounts, at times, may exceed federally insured limits of $250,000.

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

We periodically review accounts receivable, estimate an allowance for bad debts, and simultaneously record the appropriate expense in the statements of operations. Such estimates are based on general economic conditions, the financial conditions of customers, and the amount and age of past due accounts. Past due accounts are written off against that allowance only after all collection attempts have been exhausted and the prospects for recovery are remote. Recoveries of accounts receivable previously written off are recorded as income when received. The Company provides credit to its customers in the normal course of business and has established credit evaluation and monitoring processes to mitigate credit risk.

As of June 30, 2025, and December 31, 2024, the Company determined an allowance for credit losses of $311,398 and $295,837, respectively.

Inventory

Inventory is stated at the lower of cost or net realizable value and accounted for using the weighted average cost method for the Company’s DSTLD brand and first-in, first-out method for Bailey, Stateside and Sundry. The inventory balances as of June 30, 2025, and December 31, 2024 consist substantially of finished good products purchased or produced for resale, as well as any raw materials the Company purchased to modify the products and work in progress.

DIGITAL BRANDS GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

Inventory consisted of the following:

	June 30,	December 31,
	2025	2024
Raw materials	$782,035	$665,450
Work in process	250,820	250,820
Finished goods	3,042,439	2,907,670
Inventory	$4,075,294	$3,823,940

Property, Equipment, and Software

Property, equipment, and software are recorded at cost. Depreciation/amortization is recorded for property, equipment, and software using the straight-line method over the estimated useful lives of assets. The Company reviews the recoverability of all long-lived assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset might not be recoverable. The balances at June 30, 2025 and December 31, 2024 consist of software with three year lives, property and equipment with three to 10 year lives, and leasehold improvements which are depreciated over the shorter of the lease life or expected life.

Depreciation and amortization charges on property, equipment, and software are included in general and administrative expenses and amounted to $3,371 and $4,163 for the six months ended June 30, 2025 and 2024.

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

Intangible assets are established through business combinations and asset acquisitions. Technology assets are acquired through asset acquisitions, while brand names and customer relationships are primarily recognized in connection with business combinations. Intangible assets with finite lives are recorded at their estimated fair value at the date of acquisition and are amortized over their estimated useful lives using the straight-line method. The estimated useful lives of amortizable intangible assets are as follows:

Customer relationships	3 years
Technology assets	5 years

DIGITAL BRANDS GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

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

The quantitative impairment test calculates any goodwill impairment as the difference between the carrying amount of a reporting unit and its fair value, but not to exceed the carrying amount of goodwill. It is our practice, at a minimum, to perform a qualitative or quantitative goodwill impairment test in the fourth quarter at every year end on December 31st.

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

Convertible Instruments

GAAP requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. An exception to this rule is when the host instrument is deemed to be conventional as that term is described under applicable GAAP.

DIGITAL BRANDS GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

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

Accounting for Preferred Stock

The Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity, includes standards for how an issuer of equity (including equity shares issued by consolidated entities) classifies and measures on its balance sheet certain financial instruments with characteristics of both liabilities and equity.

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

The Company derives its revenue primarily from wholesale and e-commerce transactions. For both channels, revenue is recognized at the time the product is shipped to the customer, which is the point in time when control is transferred. The Company considers the sale of products as a single performance obligation. For the Company’s licensing agreement via Bailey, the Company recognizes royalty revenue on a monthly basis over the term of the license agreement.

DIGITAL BRANDS GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

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

Common Stock Purchase Warrants and Other Derivative Financial Instruments

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedging relationships and the types of relationships designated are based on the exposures hedged. At June 30, 2025 and December 31, 2024, the Company did not have any derivative instruments that were designated as hedges.

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

DIGITAL BRANDS GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

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

Segment Information

In accordance with ASC 280, Segment Reporting, we identify our operating segments according to how our business activities are managed and evaluated. As of June 30, 2025, we had one operating segment which pertains to the sale of apparel. All brands and reporting units currently report to the Chief Executive Officer. Each of our brands serve or are expected to serve customers through our wholesale, in store and online channels, allowing us to execute on our omni-channel strategy. We have determined that each of our brands share similar economic and other qualitative characteristics, and therefore the results of our operating businesses are aggregated into one reportable segment. All of the operating businesses have met the aggregation criteria and have been aggregated and are presented as one reportable segment, as permitted by ASC 280. We continually monitor and review our segment reporting structure in accordance with authoritative guidance to determine whether any changes have occurred that would impact our reportable segments.

Net Loss per Share

Net earnings or loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period, excluding shares subject to redemption or forfeiture. The Company presents basic and diluted net earnings or loss per share. Diluted net earnings or loss per share reflect the actual weighted average of common shares issued and outstanding during the period, adjusted for potentially dilutive securities outstanding. Potentially dilutive securities are excluded from the computation of the diluted net loss per share if their inclusion would be anti-dilutive. As all potentially dilutive securities are anti-dilutive as of June 30, 2025, and 2024, diluted net loss per share is the same as basic net loss per share for each year. Potentially dilutive items outstanding as of June 30, 2025 and 2024 are as follows:

	June 30,
	2025	2024
Series A convertible preferred stock	542	542
Series C convertible preferred stock	1,500	1,946
Common stock warrants	33,651,481	58,681
Stock options	31	31
Total potentially dilutive shares	33,653,554	61,200

The stock options and warrants above are out-of-the-money as of June 30, 2025 and 2024.

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

DIGITAL BRANDS GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

NOTE 4: DUE FROM FACTOR

The Company, via its subsidiaries, Bailey, Stateside and Sundry, assigns a portion of its trade accounts receivable to third-party factoring companies, who assume the credit risk with respect to the collection of non-recourse accounts receivable. The Company may request advances on the net sales factored at any time before their maturity date. The factor charges a commission on the net sales factored for credit and collection services. For one factoring company, interest on advances is charged as of the last day of each month at a rate equal to the LIBOR rate plus 2.5% for Bailey. For Stateside and Sundry, should total commission and fees payable be less than $30,000 in a single year, then the factor shall charge the difference between the actual fees in said year and $30,000 to the Company. Interest on advances is charged as of the last day of each month at a rate equal to the greater of either, (a) the Chase Prime Rate + (2.0)% or (b) (4.0)% per annum. For another factoring company, interest is charged at 1/33 of 1% per day, which rate will increase or decrease in accordance with changes in the “Prime Rate”, which such prime rate to be deemed to be 4.25% on the date of the agreement.

Advances are collateralized by a security interest in substantially all of the companies’ assets.

Due to/from factor consist of the following:

	June 30,	December 31,
	2025	2024
Outstanding receivables:
Without recourse	$766,866	$460,815
With recourse	14,091	142,914
Matured funds and deposits	60,653	61,941
Advances	(500,483)	(275,484)
	$341,127	$390,186

NOTE 5: CERTAIN ASSETS

Prepaid Expenses and Other Current Assets

As of June 30, 2025, prepaid expenses and other current assets included $5,113,630 in remaining capitalized amounts pursuant to prepaid vendor service agreements as noted below.

DIGITAL BRANDS GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

In January 2025, the Company entered into a marketing services agreement for a five-year period, whereby the Company issued pre-funded warrants for the purchase of 2,068,965 shares of common stock. The fair value of the Vendor Pre-Funded Warrants was $3,000,000, or $1.45 per share. Through June 30, 2025, $261,370 of the prepaid amount was amortized to sales and marketing expenses. See Note 8 for further detail.

In March 2025, Bailey entered into a long-term marketing service agreement with the same vendor as above. The Company paid $2,500,000 pursuant to the agreement. As of June 30, 2025, $125,000 of the prepaid amount was amortized to sales and marketing expenses.

Goodwill

The Company recorded goodwill from each of its business combinations. The following is a summary of goodwill by entity as of June 30, 2025, and December 31, 2024:

	June 30,	December 31,
	2025	2024
Bailey	$3,158,123	$3,158,123
Stateside	2,104,056	2,104,056
Sundry	3,711,322	3,711,322
	$8,973,501	$8,973,501

Intangible Assets

The following table summarizes information relating to the Company’s identifiable intangible assets as of June 30, 2025:

June 30, 2025	Gross		Accumulated	Carrying
	Amount	Impairment	Amortization	Value
Amortized:
Customer relationships	8,634,560	-	(7,801,481)	833,079
Technology asset	3,000,000	-	-	3,000,000
	$11,634,560	$-	$(7,801,481)	$3,833,079
Indefinite-lived:
Brand name	4,453,880	-	-	4,453,880
Total	$16,088,440	$-	$(7,801,481)	$8,286,959

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

The Open Daily Acquisition was determined to be an asset acquisition as it met the concentration test under ASC 805-10-55 and was and does not meet the definition of a business under ASC 805-10-20. Pursuant to ASC 805-20-55, the Company identified a single unit of account for the acquired assets, which was deemed to be technology assets. The fair value of the technology assets was $3,000,000, based upon the purchase price noted above. As of June 30, 2025, the technology assets were not yet placed in service and amortization has not begun.

The Company recorded amortization expense of $416,540 and $719,547 during the three months ended June 30, 2025 and 2024, and $833,080 and $1,439,094 during the six months ended June 30, 2025 and 2024, respectively, which is included in general and administrative expenses in the consolidated statements of operations

DIGITAL BRANDS GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

NOTE 6: LIABILITIES AND DEBT

Accrued Expenses and Other Liabilities

The Company accrued expenses and other liabilities line in the consolidated balance sheets is comprised of the following as of June 30, 2025 and December 31, 2024:

	June 30,	December 31,
	2025	2024
Accrued expenses	$591,371	$591,371
Payroll related liabilities	4,564,187	4,268,880
Sales tax liability	161,465	187,971
Other liabilities	208,880	208,880
	$5,525,903	$5,257,102

Payroll related liabilities are primarily related to payroll taxes due to be remitted to federal and state authorities by the parent company (Digital Brands Group, Inc.) and Bailey.

As of June 30, 2025, accrued expenses included $535,000 in common stock issuances pursuant to an advisory agreement for services performed in 2022. The four shares of common stock owed per the agreement are expected to be issued in the fourth quarter of 2025.

Convertible Debt

On February 20, 2025, the Company settled the remaining convertible debt principal in cash, along with $47,000 of accrued interest. As of June 30, 2025 and December 31, 2024, the outstanding principal balance was $0 and $100,000, respectively.

Sixth Street Diagonal Promissory Note

On January 16, 2025, the Company entered into a loan agreement with 1800 Diagonal Lending, LLC for a $121,900 promissory note, with a purchase price of $100,000 and a 12% one-time interest charge. The Company will make nine monthly payments of $15,170, with the note maturing on October 16, 2025. As of June 30, 2025, there is $48,954 outstanding, net of debt discount of $11,725.

Loan Payable — PPP and SBA Loan

In April 2022, Bailey received notification of full forgiveness of its second U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) loan totaling $1,347,050 and partial forgiveness of its first PPP loan totaling $413,705. As of June 30, 2025 and December 31, 2024, Bailey had an outstanding PPP loan balance of $933,295 maturing in April 2026.

In June 2020, the Company received a SBA loan in the principal amount of $150,000, bearing interest at a rate of 3.75% per annum. As of June 30, 2025 and December 31, 2024, the Company maintained an outstanding balance of $150,000 on this loan. The loan matures in April 2050.

Merchant Advances

Future Sales Receipts

From 2022 through 2024, the Company obtained several merchant advances. These advances are, for the most part, secured by expected future sales transactions of the Company with expected payments on a weekly basis. The Company made total cash repayments, pertaining to principal and interest, of $87,998 for the six months ended June 30, 2025.

DIGITAL BRANDS GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

The following is a summary of the merchant advances as of June 30, 2025 and December 31,2024:

	June 30,	December 31,
	2025	2024
Principal	$1,770,159	$1,858,157
Merchant cash advances, net	$1,770,159	$1,858,157

Promissory Note Payable

As of June 30, 2025, and December 31, 2024, the outstanding principal on the note to the sellers of Bailey was $3,500,000. Interest expense was $105,000 and $105,000 for the three months ended June 30, 2025 and 2024, respectively, and $210,000 and $210,000 for the six months ended June 30, 2025 and 2024, respectively, which was accrued and unpaid as of December 31, 2024. The note matures on December 8, 2025.

NOTE 7: STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

As of June 30, 2025, the Company had 1,000,000,000 shares of common stock, $0.0001 par value per share, authorized.

Common stockholders have voting rights of one vote per share. The voting, dividend, and liquidation rights of the holders of common stock are subject to and qualified by the rights, powers, and preferences of preferred stockholders.

2025 Transactions

On April 1, 2025, the Company issued 344,827 shares of common stock pursuant to the Open Daily Acquisition (see Note 5).

Offerings

On February 13, 2025, the Company entered into securities purchase agreements (the “Purchase Agreements”) with certain accredited investors named therein (the “Purchasers”), pursuant to which the Company agreed to issue and sell, in a best efforts offering (the “February 2025 Offering”) 11,365,340 units (the “Units”), including (i) 125,535 units consisting of one share of common stock and two warrants to purchase one share of common stock each (the “Share Unit Warrants”), at a purchase price per unit equal to $0.66, and (ii) 11,239,805 units consisting of a pre-funded warrant to purchase one share of common stock (“Pre-Funded Warrants”), immediately exercisable at an exercise price of $0.0001 per share, and two warrants to purchase one share of common stock each (the “PFW Unit Warrants, and collectively with the Share Unit Warrants, the “Warrants”), at a purchase price per unit equal to $0.6599. The Warrants may be exercised for an aggregate of 22,730,680 shares of common stock at an exercise price equal to $0.66 per share, subject to adjustment for stock splits and similar events. The Purchase Agreement contains customary representations and warranties and agreements of the Company and the Purchasers and customary indemnification rights and obligations of the parties. The February 2025 Offering closed on February 18, 2025.

The Company offered Pre-Funded Warrants to those Purchasers whose purchase of common stock in the February 2025 Offering would have resulted in the Purchasers, together with their affiliates and certain related parties, beneficially owning more than 4.99% (or at the election of the Purchasers, 9.99%) of our common stock immediately following the consummation of the February 2025 Offering in lieu of the common stock that would otherwise result in ownership in excess of 4.99% (or at the election of the Purchasers, 9.99%) of the outstanding common stock of the Company. The Pre-Funded Warrants may be exercised commencing on the issuance date and do not expire. The Pre-Funded Warrants are exercisable for cash; provided, however that they may be exercised on a cashless exercise basis if, at the time of exercise, there is no effective registration statement registering, or no current prospectus available for, the issuance or resale of the common stock issuable upon exercise of the Pre-Funded Warrants. The exercise of the Pre-Funded Warrants will be subject to a beneficial ownership limitation, which will prohibit the exercise thereof, if upon such exercise the holder of the Pre-Funded Warrants, its affiliates and any other persons or entities acting as a group together with the holder or any of the holder’s affiliates would hold 4.99% (or, upon election of a Purchaser prior to the issuance of any shares, 9.99%) of the number of common stock outstanding immediately after giving effect to the issuance of common stock issuable upon exercise of the Pre-Funded Warrant held by the applicable holder, provided that the holder may increase or decrease the beneficial ownership limitation (up to a maximum of 9.99%) upon 60 days advance notice to the Company, which 60 day period cannot be waived.

DIGITAL BRANDS GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

During the six months ended June 30, 2025, the Company issued an aggregate of 3,307,910 shares of common stock pursuant to the offerings detailed above for net proceeds of $6,642,433. The issuance of 3,307,910 shares referenced above includes 3,182,375 shares issued upon the exercise of warrants originally issued as part of the February 2025 Offering.

Series A Convertible Preferred Stock

On September 29, 2022, the Company filed the Certificate of Designations designating up to 6,800 shares out of the authorized but unissued shares of its preferred stock as Series A Convertible Preferred Stock.

Except for stock dividends or distributions for which adjustments are to be made pursuant to the Certificate of Designations, the holders of the Series A Preferred Stock (the “Holders”) shall be entitled to receive, and the Company shall pay, dividends on shares of the Series A Preferred Stock equal (on an as-if-converted-to-common-stock basis) to and in the same form as dividends actually paid on shares of the common stock when, as and if such dividends are paid on shares of the common stock. No other dividends shall be paid on shares of the Series A Preferred Stock.

With respect to any vote with the class of common stock, each share of the Series A Preferred Stock shall entitle the Holder thereof to cast that number of votes per share as is equal to the number of shares of common stock into which it is then convertible.

The Series A Preferred Stock shall rank (i) senior to all of the common stock; (ii) senior to any class or series of capital stock of the Company hereafter created specifically ranking by its terms junior to any Preferred Stock (“Junior Securities”); (iii) on parity with any class or series of capital stock of the Company created specifically ranking by its terms on parity with the Preferred Stock (“Parity Securities”); and (iv) junior to any class or series of capital stock of the Company hereafter created specifically ranking by its terms senior to any Preferred Stock (“Senior Securities”), in each case, as to dividends or distributions of assets upon liquidation, dissolution or winding up of the Company, whether voluntarily or involuntarily.

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

As of June 30, 2025 and December 31, 2024, there were 6,300 shares of Series A Convertible Preferred Stock issued and outstanding.

DIGITAL BRANDS GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

Series C Convertible Preferred Stock

On June 21, 2023, the Company, on the one hand, and Moise Emquies, George Levy, Matthieu Leblan, Carol Ann Emquies, Jenny Murphy and Elodie Crichi (collectively, the “Sundry Investors”), on the other hand, executed a Securities Purchase Agreement (the “Sundry SPA”) whereby the Company issued 5,761 shares of Series C Convertible Preferred Stock, par value $0.0001 per share (the “Series C Preferred Stock”) to the Sundry Investors at a purchase price of $1,000 per share. The Series C Preferred Stock is convertible into a number of shares of the Company’s common stock equal to $1,000 divided by an initial conversion price of $0.717 which represents the lower of (i) the closing price per share of the common stock as reported on the Nasdaq on June 20, 2023, and (ii) the average closing price per share of common stock as reported on the Nasdaq for the five trading days preceding June 21, 2023. The shares of Series C Preferred Stock were issued in consideration for the cancellation of certain promissory notes issued by the Company to the Sundry Investors dated December 30, 2022 (the “Sundry Loan Documents”). The following is a summary of the rights and preferences of the Series C Preferred Stock

On June 21, 2023, the Company filed the Certificate of Designations with the Secretary of State for the State of Delaware designating up to 5,761 shares out of the authorized but unissued shares of its preferred stock as Series C Preferred Stock. The following is a summary of the principal terms of the Series C Preferred Stock.

Except for stock dividends or distributions for which adjustments are to be made pursuant to the Certificate of Designations, the holders of the Series C Preferred Stock (the “Series C Holders”) shall be entitled to receive, and the Company shall pay, dividends on shares of the Series C Preferred Stock equal (on an as-if-converted-to-common-stock basis) to and in the same form as dividends actually paid on shares of the common stock when, as and if such dividends are paid on shares of the common stock. No other dividends shall be paid on shares of the Series C Preferred Stock.

The Series C Holders are entitled to vote as a class as expressly provided in the Certificate of Designations. The Series C Holders are also entitled to vote with the holders of shares of common stock, voting together as one class, on all matters in which the Series C Holders are permitted to vote with the class of shares of common stock.

With respect to any vote with the class of common stock, each share of the Series C Preferred Stock shall entitle the Holder thereof to cast that number of votes per share as is equal to the number of shares of common stock into which it is then convertible (subject to the ownership limitations specified in the Certificate of Designations) using the record date for determining the stockholders of the Company eligible to vote on such matters as the date as of which the conversion price is calculated.

The Series C Preferred Stock shall rank (i) senior to all of the common stock; (ii) senior to Junior Securities; (iii) on parity with Parity Securities; and (iv) junior to Senior Securities, in each case, as to dividends or distributions of assets upon liquidation, dissolution or winding up of the Company, whether voluntarily or involuntarily. Subject to any superior liquidation rights of the holders of any Senior Securities of the Company and the rights of the Company’s existing and future creditors, upon a Liquidation, each Holder shall be entitled to be paid out of the assets of the Company legally available for distribution to stockholders, prior and in preference to any distribution of any of the assets or surplus funds of the Company to the holders of the common stock and Junior Securities and pari passu with any distribution to the holders of Parity Securities, an amount equal to the Stated Value (as defined in the Certificate of Designations) for each share of the Series C Preferred Stock held by such Holder and an amount equal to any accrued and unpaid dividends thereon, and thereafter the Series C Holders shall be entitled to receive out of the assets, whether capital or surplus, of the Company the same amount that a holder of common stock would receive if the Series C Preferred Stock were fully converted (disregarding for such purposes any conversion limitations hereunder) to common stock which amounts shall be paid pari passu with all holders of common stock.

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

DIGITAL BRANDS GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

The Company has the option to redeem any or all of the then outstanding Series C Preferred Stock at 112% of the then Stated Value any time after June 21, 2023 and so long as there is an effective registration statement covering the shares issuable upon conversion of the Series C Preferred Stock.

In October 2023, 975 shares of Series C Preferred Stock converted into 1,088 shares of common stock.

During the year ended December 31, 2024, 3,442 shares of Series C Preferred Stock converted into 3,840 shares of common stock.

As of both June 30, 2025 and December 31, 2024, there were 1,344 shares of Series C Preferred Stock issued and outstanding.

NOTE 8: RELATED PARTY TRANSACTIONS

As of June 30, 2025 and December 31, 2024, amounts due to related parties was $402,421 and $411,921, respectively. The advances are unsecured, non-interest bearing and due on demand. Amounts due to related parties consist of amounts due to current and former executives, and a board member.

As of June 30, 2025 and December 31, 2024, due to related parties includes $104,568 in advances from Mark Lynn, a director and former officer of the Company, and accrued salary and expense reimbursements of $87,221 to current officers of the Company.

In October 2022, the Company received advances from a director, Trevor Pettennude, totaling $325,000. The advances are unsecured, non-interest bearing and due on demand. As of June 30, 2025 and December 31, 2024, $180,500 and $190,000, respectively, was outstanding.

NOTE 9: SHARE-BASED PAYMENTS

Common Stock Warrants

A summary of information related to common stock warrants for the six months ended June 30, 2025 is as follows:

	Common	Weighted
	Stock	Average
	Warrants	Exercise Price
Outstanding - December 31, 2024	45,701	$580.12
Granted	36,788,155	0.42
Exercised	(3,182,375)	-
Forfeited	-	-
Outstanding - June 30, 2025	33,651,481	$1.25

Exercisable at December 31, 2024	45,701	$580.12
Exercisable at June 30, 2025	33,651,481	$1.25

DIGITAL BRANDS GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

Warrant Transactions

Vendor Agreement

On or around January 21, 2025, the Company entered into a vendor agreement (the “Vendor Agreement”) with MavDB Consulting LLC (the “Vendor”). The engagement of the Vendor is for a five year period and the vendor services to be provided include, but are not limited to, product content production, social media marketing, engagement of influencers and student athletes for product awareness, and event and staffing costs (the “Services”). In consideration for the Services, the Company will pay the Vendor a vendor fee equal to $3,000,000 (the “Cash Fee”) within thirty calendar days after the date of the Vendor Agreement (the “Payment Period”), provided, however, that Vendor may elect to receive the Vendor Shares (as defined below) and/or Vendor Pre-Funded Warrants (as defined below) as described below in lieu of the Cash Fee by providing written notice to the Company of such election during the Payment Period (the “Written Notice”). The “Vendor Shares” shall mean a number of common stock equal to the Cash Fee divided by $1.45, provided, however, if the issuance of any of the Vendor Shares would cause the Vendor to exceed 4.99% of the of the outstanding common stock, as determined in accordance with Section 16 of the Exchange Act and the regulations promulgated thereunder, then the Company shall instead issue to Vendor pre-funded warrants (the “Vendor Pre-Funded Warrants”) for the purchase of the amount of Vendor Shares in excess of the beneficial ownership limitation, provided, further, that if the Vendor specifies in the Written Notice that the Vendor elects to receive Vendor Pre-Funded Warrants in lieu of the entire amount of the Vendor Shares, then the Company shall instead issue to Vendor the Vendor Pre-Funded Warrants to purchase the entire amount of the Vendor Shares. The Vendor delivered the Written Notice to the Company during the Payment Period in lieu of the Cash Fee and the Company issued the Vendor Pre-Funded Warrants for the purchase of 2,068,965 shares of common stock to the Vendor on January 21, 2025. The fair value of the Vendor Pre-Funded Warrants was $3,000,000, or $1.45 per share, which was included as prepaid expenses on the consolidated balance sheet as of June 30, 2025.

The Vendor Pre-Funded Warrants have an initial exercise price per share of common stock equal to $0.01. The Vendor Pre-Funded Warrants are immediately exercisable and will expire five years after the issuance date of the Vendor Pre-Funded Warrants. The exercise price and number of shares of common stock issuable upon exercise is subject to appropriate adjustment in the event of share dividends, share splits, reorganizations or similar events. The Vendor Pre-Funded Warrants will be exercisable, at the option of the Vendor, in whole or in part, by delivering to us a duly executed exercise notice accompanied by payment in full for the number of shares of common stock purchased upon such exercise (except in the case of a cashless exercise). The Vendor (together with its affiliates) may not exercise any portion of the Vendor Pre-Funded Warrants to the extent that the Vendor would own more than 4.99% of the outstanding shares of common stock immediately after exercise, except that upon at least 61 days’ prior notice from the Vendor to us, the Vendor may increase the amount of beneficial ownership of outstanding shares after exercising the Vendor’s Pre-Funded Warrants up to 9.99% of the number of our shares of common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Vendor Pre-Funded Warrants. In lieu of making the cash payment otherwise contemplated to be made to us upon such exercise in payment of the aggregate exercise price, the Vendor may elect instead to receive upon such exercise (either in whole or in part) the number of shares of common stock determined according to a formula set forth in the Vendor Pre-Funded Warrants.

Other

On February 18, 2025, the Company issued 748,705 warrants to RBW Capital Partners LLC, through Dawson James Securities, Inc. (the “Placement Agent”), entitling the holder to purchase 568,267 shares of common stock at an exercise price of $0.759 per share (the “Placement Agent Warrants”).

In February 2025, the Company issued 33,970,485 warrants pursuant to the February 2025 Offering (see Note 7) which includes 11,239,805 pre-funded warrants with no expiration date for exercise.

Stock Options

As of June 30, 2025, and December 31, 2024, the Company had 31 stock options outstanding with a weighted average exercise price of $452,500 per share.

Stock-based compensation expense of $0 and $67,901 was recognized for the three months ended June 30, 2025 and 2024, and $0 and $168,200 was recognized for the six months ended June 30, 2025 and 2024, respectively.

DIGITAL BRANDS GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

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

The Company currently maintains one leased property under a month-to-month agreement, which is classified as a short-term lease in accordance with ASC 842. The property, located in Vernon, California, serves as the Company’s warehouse and distribution center, encompassing approximately 42,000 square feet with a monthly base rent of $12,000.

NOTE 11: CONTINGENCIES

●	On March 21, 2023, a vendor filed a lawsuit against the Company related to trade payables totaling approximately $43,501. Such amounts include interest due, and are included in accounts payable, net of payments made to date, in the accompanying consolidated balance sheets. The Company does not believe it is probable that the losses in excess of such trade payables will be incurred.

●	On November 16, 2023 a vendor filed a lawsuit against the Company related to trade payables totaling approximately $345,384 , which represents past due fees and late fees. Such amounts are included in the accompanying balance sheets. The Company does not believe it is probable that losses in excess of such pay trade payables will be incurred.

●	On March 20, 2024, a former temporary worker engaged through a third-party placement agency, who was never an employee of the Company, filed a wrongful termination lawsuit against the Company. The Company is disputing this claim. The matter is scheduled for arbitration this fall.

●	On April 17, 2024, a former employee filed a wrongful termination lawsuit against the Company. The employee was part of the marketing team, which was fully transitioned to a third-party outsourced marketing solution. The Company disputed the claim and initially pursued arbitration; however, the matter was settled in May 2025 for a payment by the Company of $81,000. Of this amount, $41,000 was paid in June 2025, with the remaining $40,000 to be paid in three equal installments of $13,000 in July 2025, August 2025, and September 2025.

●	In June 2021, a vendor filed a lawsuit against Bailey related to a retail store lease in the amount of $1,500,000. The Company is disputing the claim for damages and the matter is ongoing. The vendor has recently updated the claim to now be $450,968 after signing a long-term lease with another brand for this location. The Company is disputing this new amount after review of the lease.

●	On November 15, 2023, a vendor, Simon Showroom, filed a lawsuit against the Company related to trade payables totaling approximately $582,208, representing “double damages,” while the actual amount due to the vendor was $292,604. The case was settled in full on December 10, 2024, for a total settlement amount of $400,000. As part of the settlement, the Company paid $50,000 in December 2024, followed by a $60,000 payment in February 2025. As of June 30, 2025, the Company had an outstanding balance of $130,000 remaining, with monthly payments of $30,000 being made under the terms of the settlement agreement.

All claims above, to the extent management believes it will be liable, have been included in accounts payable and accrued expenses and other liabilities in the accompanying consolidated balance sheet as of June 30, 2025.

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

NOTE 12: INCOME TAXES

The Company has historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. The Company has used a discrete effective tax rate method to calculate taxes for the six months ended June 30, 2025. The Company determined that since small changes in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate for the six months ended June 30, 2025.

The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. The Company assessed the need for a valuation allowance against its net deferred tax assets and determined a full valuation allowance is required due, cumulative losses through June 30, 2025, and no history of generating taxable income.

DIGITAL BRANDS GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

NOTE 13: SUBSEQUENT EVENTS

Pro Forma Stockholders’ Equity

As noted in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2025, the Company’s stockholders’ equity was $7,106,120.As a result of various transactions entered into by the Company since June 30, 2025, including without limitation various equity offerings (as disclosed in various Current Reports on Form 8-K filed by the Company with the SEC) the Company believes that as of August 13, 2025, its stockholders’ equity is well in excess of $5,000,000, at $33,106,120. The unaudited pro forma condensed balance sheet shown has been prepared to illustrate the impact of a number of events that followed the close of the Company’s  second fiscal quarter ended June 30, 2025, including without limitation the aforementioned equity offerings.

The unaudited pro forma condensed balance sheet is based on the Company’s unaudited consolidated balance sheet as of June 30, 2025, as contained in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, adjusted to reflect the subsequent events after the balance sheet date of June 30, 2025, through the date of filing of this Quarterly Report on Form 10-Q, as if such events occurred on June 30, 2025.

The unaudited pro forma condensed consolidated balance sheet is being provided for informational purposes only, and should be read in conjunction with the more detailed audited consolidated financial statements and related notes thereto included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and the unaudited condensed consolidated financial statements and related notes thereto included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, as well as in the Company’s other filings with the SEC.

	June 30,	Pro Forma	Note	As Adjusted June 30,
Stockholders’ equity:	2025	Adjustments	Reference	2025
Series A convertible preferred stock, $0.0001 par value per share; 6,300 shares designated; 6,300 shares issued and outstanding as of both June 30, 2025 and December 31, 2024	1	-		1
Series C convertible preferred stock, $0.0001 par value per share, 1,344 and 4,786 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	1	-		1
Common stock, $0.0001 par value per share, 1,000,000,000 shares authorized, 4,491,321 and 838,584 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	449	-		449
Additional paid-in capital	138,414,479	27,102,500	(1)	165,516,979
Accumulated deficit	(131,308,810)	-		(131,308,810)
Total stockholders’ equity	7,106,120	27,102,500	(1)	34,208,620

(1) Includes the issuance of (1) 289,340 common shares in connection with the $3,000,000 Exclusive Private Label Manufacturing Agreement (the “Alabama Agreement”) with AAA Tuscaloosa, LLC, (2) 868,019 common shares in connection with the $9,000,000 Exclusive Private Label Manufacturing Agreement (the “Holdco Agreement”) with Traffic Holdco, LLC, warrants in connection with our February 2025 offering, and (4) 14,032 preferred shares in connection with our $10,125,000 net proceeds from the August 2025 private placement offering.

Equity Offering

In August 2025, the Company completed a private offering consisting of the sale of shares of Series D convertible preferred stock for $11,225,000 and a warrant exercise for $5,000,000 for gross proceeds of $16,225,000, before deducting placement agent fees and commissions and other offering expenses. See below for further detail.

On August 13, 2025, the Company closed its previously announced private investment in public equity (the “PIPE Offering”) pursuant to the Securities Purchase Agreement, dated August 8, 2025 (the “Securities Purchase Agreement”), by and among the Company and select investors (each, an “Investor” and collectively, the “Investors”). At the closing, the Company issued to the Investors an aggregate of approximately 14,031.25 shares of its Series D Convertible Preferred Stock, par value $0.0001 per share (the “Series D Preferred Stock”), which are convertible into shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), subject to beneficial ownership limitations set by the Investors, at a conversion price equal to 80% of the lowest closing price of the Common Stock for each of the five trading days immediately prior to the conversion date. The aggregate cash purchase price for the Series D Preferred Stock was approximately $11,225,000 (the “Offering Proceeds”), before deducting placement agent fees and other offering expenses, having a stated value of approximately $14,031,250. The Company intends to use the proceeds from the PIPE Offering for general corporate and working capital purposes.

The Investors shall not be entitled to convert any shares of their Series D Preferred Stock into shares of Common Stock (such shares issued upon conversion, the “Conversion Shares”) to the extent that, after giving effect to such conversion, any such Investor (together with its affiliates) would beneficially own in excess of 19.99% of the outstanding shares of Common Stock of the Company, unless and until the Company has obtained such approval as may be required by the applicable rules and regulations of the Nasdaq Stock Market (or any successor entity) from the shareholders of the Company with respect to the transactions contemplated by the Transaction Documents, pursuant to Nasdaq Rule 5635(d) or any similar rule of any other national securities exchange on which the Common Stock is then listed (the “Shareholder Approval”).

Pursuant to the Securities Purchase Agreement, the Company is required to hold the proceeds from the PIPE Offering in a segregated bank account, the sole purpose of which is to hold such proceeds until released in accordance with the Securities Purchase Agreement (the “Segregated Account”). The Company shall not withdraw or used any of the funds in the Segregated Account unless and until the earlier of: (i) the Company receiving notice that its securities have been approved for trading on a National Securities Exchange (such approval, the “Exchange Approval”); or (ii) the expiration of the Redemption Option (as defined below) without it having been exercised.

In the event that the Company has not received Exchange Approval within ninety (90) days following the closing of the PIPE Offering (the “Listing Deadline”), the Investor shall have the right, but not the obligation, at any time from and after the Listing Deadline and prior to receipt of Exchange Approval, to require the Company to redeem all or any portion of the Investor’s Series D Preferred Stock by delivering written notice to the Company specifying the amount to be redeemed and wire instructions for payment (the “Redemption Option”). Upon receipt of such written notice (a “Redemption Notice”), the Company shall return to the Investor, without interest, the applicable portion of the purchase price paid for the Series D Preferred Stock within five (5) business days. The Redemption Option shall terminate automatically upon the Company’s receipt of Exchange Approval.

Upon the Company’s written notice to the Placement Agent that (i) it has received Exchange Approval and (ii) the registration statement covering the resale of the shares of Common Stock issuable upon conversion of the Series D Preferred Stock (the “Conversion Shares”) (the “Registration Statement”) has been filed with the U.S. Securities and Exchange Commission (the “SEC”), the Company may transfer up to $5,061,000 of the Offering Proceeds from the Segregated Account to the Company’s general operating account. The remaining Offering Proceeds in the Segregated Account shall not be accessed, released, transferred, or otherwise used by the Company unless and until (A) the Reverse Split Proposals (as defined in the Securities Purchase Agreement) have been duly authorized and executed and proof thereof have been delivered to the Placement Agent; (B) if required by the rules of the principal securities exchange or trading market on which the Company’s Common Stock is then listed, the Company has obtained Shareholder Approval for the issuance of securities in excess of twenty percent (20%) of the Company’s issued and outstanding Common Stock; and (C) the Company has received a written notice from the SEC that the Registration Statement has been declared effective by the SEC.

RBW Capital Partners LLC (a division of Dawson James Securities, Inc.) acted as placement agent (the “Placement Agent”) in connection with the PIPE Offering, pursuant to that certain Placement Agency Agreement, dated as of August 8, 2025, between the Company and the Placement Agent, pursuant to which the Company paid the Placement Agent (i) a cash fee equal to 8.00% of the aggregate gross proceeds from proceeds raised in the PIPE Offering and (ii) reimbursement for certain of out-of-pocket expenses, including for reasonable expenses and legal fees of up to $100,000.

Alabama Exclusive Private Label Manufacturing Agreement

On July 21, 2025, the Company signed and entered into that certain Exclusive Private Label Manufacturing Agreement (the “Alabama Agreement”) with AAA Tuscaloosa, LLC (“AAA”). Although the Alabama Agreement has a stated effective date of July 16, 2025, the Alabama Agreement did not become a binding obligation of the Company until it was fully executed by the parties on July 21, 2025. AAA is acting as the name, image, and likeness (“NIL”) marketing agent for student-athletes attending the University of Alabama (the “University”). Pursuant to the terms of the Alabama Agreement, AAA has engaged the Company to manufacture private label knit apparel products for the University as set forth in the Alabama Agreement, but excluding any and all jerseys, polo shirts, collared shirts, quarter zips, and t-shirts or sweatshirts featuring the NIL, or trademark owned by a student-athlete or any game-related or team-related content (the “Alabama Exclusive Apparel Products”). Such Alabama Exclusive Apparel Products, manufactured exclusively by the Company, are to be sold directly by AAA through its website or any brick-and-mortar locations in Tuscaloosa, Alabama.

The Company has general discretion to develop designs, technical specifications, and prototypes for the Alabama Exclusive Apparel Products and has agreed to use its best efforts to invest approximately $1,000,000 in its continued marketing, technology and product development by the end of 2025, with the majority of such investment to be deployed by the Company on digital ad spend, influencer marketing and related expenses.

The AAA Agreement is for a term of 3-years (the “Alabama Term”), with the option to renew for successive one-year terms. During the Alabama Term, AAA has agreed to only engage the Company to produce the Alabama Exclusive Apparel Products. In exchange, the Company agreed to issue AAA $1,000,000 worth of the Company’s common stock, for each year of the Alabama Term (the “Alabama Shares”). In the event the Alabama Term is extended, the Company shall issue AAA an additional $1,000,000 of common stock for each such one-year extension. The number of Alabama Shares issued shall be based on the volume-weighted average price (“VWAP”) of the common stock, shall vest immediately upon issuance, and include a guaranteed make-whole provisions for the first 15-months to guarantee the total dollar value of the Alabama Shares, such that if the price of the common stock declines, the Company shall issue either additional shares of common stock or cash to make up such difference (the “Make Whole Guarantee”). Any additional Alabama Shares shall be registered and made available for sale, subject to the approval of the SEC, and shall be delivered to AAA within 90 days following each anniversary of the effective date of the Alabama Agreement, provided that AAA continues to maintain its exclusive engagement with the Company.

The issuance of the Alabama Shares is subject to approval by the Company’s existing shareholders, and the Company has agreed to file a registration statement with the SEC covering the resale of the Alabama Shares by September 15, 2025.

Pursuant to the Alabama Agreement, AAA assigned all of its voting interests with respect to its shares of Company common stock via proxy to John Hilburn Davis IV, the Company’s President and Chief Executive Officer.

Traffic Holdco Private Label Manufacturing Agreement

On July 21, 2025, the Company entered into that certain Exclusive Private Label Manufacturing Agreement (the “Traffic Holdco Agreement”) with Traffic Holdco, LLC,(“Traffic Holdco”). While the Traffic Holdco Agreement has a stated effective date of July 16, 2025, the Traffic Holdco Agreement did not become a binding obligation of the Company until it was fully executed by the parties on July 21, 2025. Traffic Holdco is acting as the NIL marketing agent for many universities (the “University Clients”) and hold the necessary licenses (the “Local Licenses”) to grant exclusive manufacturing rights to produce apparel products bearing the University Clients logos and trademarks, and using student-athlete NIL for distribution as a local licensee of the University Clients.

Pursuant to the terms of the Traffic Holdco Agreement, Traffic Holdco engaged the Company to manufacture private label knit apparel products for the University Clients as set forth in the Traffic Holdco Agreement, but excluding any and all jerseys, polo shirts, collared shirts, quarter zips, and t-shirts or sweatshirts featuring the NIL, or trademark owned by a student-athlete or any game-related or team-related content (the “University Client Exclusive Apparel Products”). Such University Client Exclusive Apparel Products, manufactured exclusively by the Company, are to be sold directly by the University Clients through their respective websites or any brick-and-mortar locations within close proximity to such University Clients.

Traffic Holdco has guaranteed that at least three University Clients will grant the Company exclusive manufacturing rights with respect to University Client Exclusive Apparel Products, whereby each of the University Clients will enter into a private label manufacturing agreement (each, an “Authorized Manufacturing Agreement”) with the Company, with current plans to secure additional agreements from collegiate institutions, including, but not limited to, instructions from the Southeastern Conference and the Big Ten Conference.

The Company has general discretion to develop designs, technical specifications, and prototypes for the University Client Exclusive Apparel Products. In connection with the Company’s continued marketing, technology and product development initiatives, it has agreed to use its best efforts to invest approximately $1,000,000 during the first year of each Authorized Manufacture Agreement it enters into with each University Client, with the majority of such investment to be deployed by the Company on digital ad spend, influencer marketing and related expenses.

The Traffic Holdco Agreement is for a term of three years (the “Traffic Holdco Term”), with the option to renew for successive one-year terms, and Traffic Holdco has agreed to engage the Company on an exclusive basis to produce the University Client Exclusive Apparel Products during the Traffic Holdco Term. In exchange, the Company agreed to issue Traffic Holdco $1,000,000 worth of Company’s common stock for each year of the Traffic Holdco Term for each University Client that enters into an Authorized Manufacturer Agreement with the Company (such shares, the “Traffic Holdco Shares”). The Traffic Holdco Shares will be issued to Traffic Holdco up front for all three years of the Traffic Holdco Term and are to be issued upon the signing of each subject Authorized Manufacturer Agreement. For example, if three University Clients enter into an Authorized Manufacturer Agreements, the Company will issue $9,000,000 worth of common stock to Traffic Holdco, or $3,000,000 worth of common stock per University Client. The number of Traffic Holdco Shares to be issued is based on the VWAP of the common stock

The Traffic Holdco Shares shall vest immediately upon issuance, and are subject to the same terms and provisions of the Make Whole Guarantee applicable to the Alabama Shares discussed above, provided that Traffic Holdco continues to maintain its exclusive engagement with the Company. The issuance of the Traffic Holdco Shares is subject to approval by the Company’s existing shareholders, and the Company has agreed to file a registration statement with the SEC covering the resale of the Traffic Holdco Shares by September 15, 2025.

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

Our portfolio consists of five significant brands that leverage our three channels: our websites, wholesale and license revenue.

●	Bailey 44 combines beautiful, luxe fabrics and on-trend designs to create sophisticated ready-to-wear capsules for women on-the-go. Designing for real life, this brand focuses on feeling and comfort rather than how it looks on a runway. Bailey 44 is primarily a wholesale brand, which we are transitioning to a digital, direct-to-consumer brand.

●	DSTLD offers stylish high-quality garments without the luxury retail markup valuing customer experience over labels. DSTLD is primarily a digital direct-to-consumer brand, to which we recently added select wholesale retailers to generate brand awareness.

●	Stateside is an elevated, America-first brand with all knitting, dyeing, cutting and sewing sourced and manufactured locally in Los Angeles. The collection is influenced by the evolution of the classic T-shirt offering a simple yet elegant look. Stateside is primarily a wholesale brand that we will be transitioning to a digital, direct-to-consumer brand.

●	Sundry offers distinct collections of women’s clothing, including dresses, shirts, sweaters, skirts, shorts, athleisure bottoms and other accessory products. Sundry’s products are coastal casual and consist of soft, relaxed and colorful designs that feature a distinct French chic, resembling the spirits of the French Mediterranean and the energy of Venice Beach in Southern California. Sundry is primarily a wholesale brand that we will be transitioning to a digital, direct-to-consumer brand.

●	Avo is a women’s essential brand that will offer t-shirts, sweats, dresses, sweaters and athleisure. Avo eliminates the wholesale mark-up, so its products have a sharper price point. Avo also offers larger discounts when the customer bundles multiple products to their cart, which allows Avo to leverage its shipping and fulfillment costs. Avo leverages the Company’s current design and supply chain infrastructure, so we use similar or the same fabrics and contractors for Avo that we do for our other brands.

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

We define “closet share” as the percentage (“share”) of a customer’s clothing units that (“of closet”) she or he owns in her or his closet and the amount of those units that go to the brands that are selling these units. For example, if a customer buys 20 units of clothing a year and the brands that we own represent 10 of those units purchased, then our closet share is 50% of that customer’s closet, or 10 of our branded units divided by 20 units they purchased in the entirety. Closet share is a similar concept to the widely used term wallet share; it is just specific to the customer’s closet. The higher our closet share, the higher our revenue, as higher closet share suggests the customer is purchasing more of our brands than our competitors.

We have strategically expanded into an omnichannel brand offering these styles and content not only online but at selected wholesale and retail storefronts. We believe this approach provides us opportunities to successfully drive LTV, while increasing new customer growth.

Material Trends, Events and Uncertainties

Supply Chain Disruptions

We are subject to global supply chain disruptions, which may include longer lead times for raw fabrics, inbound shipping and longer production times. Supply chain issues have specifically impacted our brands as follows:

●	Increased costs in raw materials from fabric prices, which have increased 10% to 100% depending on the fabric, the time of year, and the origin of the fabric, as well as where the fabric is being shipped;

●	Increased cost per kilo to ship via sea or air, which has increased from 25% to 300% depending on the time of year and the country we are shipping from;

●	Increased transit time via sea or air, which has increased by two weeks to two months; and

●	Increased labor costs for producing the finished goods, which have increased 5% to 25% depending on the country and the labor skill required to produce the goods.

We have been able to pass along some of these increased costs and also offset some of these increased costs with higher gross margin online revenue.

Seasonality

Our quarterly operating results vary due to the seasonality of our individual brands, and are historically stronger in the second half of the calendar year.

Substantial Indebtedness

As of June 30, 2025, we had an aggregate principal amount of debt outstanding of approximately $6.4 million. We believe this amount of indebtedness may be considered significant for a company of our size and current revenue base. Our substantial debt could have important consequences to us. For example, it could:

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

We currently have $3.5 million in notes outstanding pursuant to our Bailey acquisition. However, we have recently generated cash flows through a private offering and have established business plans that we believe are sufficient to enable us to repay the outstanding notes, including principal, premium (if any), and interest on our indebtedness.

In addition, while our ability to make scheduled payments or refinance obligations under our debt agreements remains subject to prevailing economic and competitive conditions—as well as the financial and business risks described herein and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024—we believe our current liquidity position and forward-looking strategies provide us with the necessary resources to meet these obligations as they come due.

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

Performance Factors

We believe that our future performance will depend on many factors, including the following:

●	Ability to Increase Our Customer Base in both Online and Traditional Wholesale Distribution Channels. We are currently growing our customer base through both paid and organic online channels, as well as by expanding our presence in a variety of physical retail distribution channels. Online customer acquisitions typically occur at our direct websites for each brand. Our online customer acquisition strategies include paid and unpaid social media, search, display and traditional media. Our products for Bailey, DSTLD and Stateside are also sold through a growing number of physical retail channels, including specialty stores, department stores and online multi-brand platforms.

●	Ability to Acquire Customers at a Reasonable Cost. We believe an ability to consistently acquire customers at a reasonable cost relative to customer retention rates, contribution margins and projected life-time value will be a key factor affecting future performance. To accomplish this goal, we intend to balance advertising spend between online and offline channels, as well as cross marketing and cross merchandising our portfolio brands and their respective products. We believe the ability to cross-merchandise products and cross-market brands, will decrease our customer acquisition costs while increasing the customer’s lifetime value and contribution margin. We will also balance marketing spend with advertising focused on creating emotional brand recognition, which we believe will represent a lower percentage of our spend.

●	Ability to Drive Repeat Purchases and Customer Retention. We accrue substantial economic value and margin expansion from customer cohort retention and repeat purchases of our products on an annual basis. Our revenue growth rate and operating margin expansion will be affected by our customer cohort retention rates and the cohorts annual spend for both existing and newly acquired customers.

●	Ability to Expand Our Product Lines. Our goal is to expand our product lines over time to increase our growth opportunity. Our customers’ annual spend and brand relevance will be driven by the cadence and success of new product launches.

●	Ability to Expand Gross Margins. Our overall profitability will be impacted by our ability to expand gross margins through effective sourcing and leveraging buying power of finished goods and shipping costs, as well as pricing power over time.

●	Ability to Expand Operating Margins. Our ability to expand operating margins will be impacted by our ability to leverage (i) fixed general and administrative costs; (ii) variable sales and marketing costs; (iii) elimination of redundant costs as we acquire and integrate brands; (iv) cross marketing and cross merchandising brands in our portfolio; and (v) drive customer retention and customer lifetime value. Our ability to expand operating margins will result from increasing revenue growth above our operating expense growth, as well as increasing gross margins. For example, we anticipate that our operating expenses will increase substantially in the foreseeable future as we undertake the acquisition and integration of different brands, incur expenses associated with maintaining compliance as a public company, and increased marketing and sales efforts to increase our customer base. While we anticipate that the operating expenses in absolute dollars will increase, we do not anticipate that the operating expenses as a percentage of revenue will increase. We anticipate that the operating expenses as a percentage of revenue will decrease as we eliminate duplicative costs across brands including a reduction in similar labor roles, contracts for technologies and operating systems and creating lower costs from higher purchasing power from shipping expenses to purchase orders of products. This reduction of expenses and lower cost per unit due to purchasing power should create meaningful savings in both dollars and as a percentage of revenue.

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

●	Sales & Marketing. Bailey’s sales and marketing expense primarily includes digital advertising; photo shoots for wholesale and direct-to-consumer communications, including email, social media and digital advertisements; and commission expenses associated with sales representatives.

●	Interest Expense. Bailey’s interest expense consists primarily of interest related to its outstanding debt to our senior lender.

DBG

●	Net Revenue. We sell our products to our customers directly through our website. In those cases, sales, net represents total sales less returns, promotions and discounts.

●	Cost of Net Revenue. Cost of net revenue includes direct cost of purchased merchandise; inventory shrinkage; inventory adjustments due to obsolescence, including excess and slow-moving inventory and lower of cost and net realizable reserves.

●	Operating Expenses. Our operating expenses include all operating costs not included in cost of net revenues. These costs consist of general and administrative, sales and marketing, and fulfillment and shipping expense to the customer.

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

Fulfillment and shipping expenses include the cost to operate our warehouse — or prior to Bailey acquisition, costs paid to our third-party logistics provider — including occupancy and labor costs to pick and pack customer orders and any return orders; packaging; and shipping costs to the customer from the warehouse and any returns from the customer to the warehouse.

In addition, going forward, the amortization of the identifiable intangibles acquired in the acquisitions will be included in operating expenses.

●	Interest Expense. Interest expense consists primarily of interest related to our debt outstanding to our senior lender, convertible debt, and other interest-bearing liabilities.

Stateside

●	Net Revenue. Stateside sells its products directly to customers. Stateside also sells its products indirectly through wholesale channels that include third-party online channels and physical channels such as specialty retailers and department stores.

●	Cost of Net Revenue. Stateside’s cost of net revenue includes the direct cost of purchased and manufactured merchandise; inventory shrinkage; inventory adjustments due to obsolescence including excess and slow-moving inventory and lower of cost and net realizable reserves; duties; and inbound freight. Cost of net revenue also includes direct labor to production activities such as pattern makers, cutters and sewers. Cost of net revenue includes an allocation of overheard costs such as rent, utilities and commercial insurance pertaining to direct inventory activities.

●	Operating Expenses. Stateside’s operating expenses include all operating costs not included in cost of net revenues and sales and marketing. These costs consist of general and administrative, fulfillment and shipping expense to the customer.

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

●	Interest Expense. Interest expense consists primarily of interest related to our debt outstanding to promissory notes, convertible debt, and other interest-bearing liabilities.

Recent Developments

Limited Tariff Exposure

The Company produces the vast majority of its products in Los Angeles, with the exception of sweaters. As a result, over 90% of its products are Made in the USA, which significantly limits the Company’s exposure to tariff impositions or increases, or potential tariff impositions or increases, on imported goods. This domestic production strategy has proven to be a competitive advantage, particularly in the first half of 2025, when increased China-related tariffs impacted the broader apparel industry. While many competitors were forced to raise prices in both retail and wholesale channels to offset tariff-driven cost increases on imported goods, the Company’s brands maintained stable pricing. This allowed the Company to preserve margin integrity and potentially gain wholesale market share, as customers sought more consistent and competitively priced domestic supply alternatives. Management believes this will continue to serve as a meaningful advantage for the Company’s online and wholesale segments moving forward.

No Exposure to de-Minimis

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

Open Daily Asset Purchase Agreement

On April 1, 2025, the Company entered into an Asset Purchase Agreement (the “Open Daily APA”) with Open Daily Technologies Inc. (“Open Daily”), pursuant to which the Company acquired certain intellectual property assets from Open Daily, including patent applications, trademarks, and software products and platforms (collectively, the “Open Daily Assets”). In accordance with the terms of the Open Daily APA, the Company issued 344,827 shares of its common stock as consideration for the acquisition. The Company did not assume any liabilities or obligations of Open Daily in connection with the transaction.

The acquisition closed on April 2, 2025. The Open Daily APA included customary covenants, representations, warranties, and closing conditions, including non-competition and non-solicitation provisions.

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

The Company plans to expand the product offering starting this summer ahead of the football season with a significant marketing increase during football season. The Company expects to continue to partner with major social media influencers and University of Alabama student-athletes to collaborate on monthly product capsules and also game day and campus bookstore events.

Amaze Partnership

On April 22, 2025, the Company announced a strategic partnership with Amaze, a global leader in creator-powered commerce. The Company was the first third-party partner to offer its products on the recently revamped Teespring Marketplace by Amaze.

Through this partnership, Amaze customers can shop AVO, one of the Company’s fashion labels that offers knits, wovens, and jeans for multiple occasions, directly within the Teespring Marketplace.

Amaze has over 12.3 million unique stores launched and attracts more than 1.2 billion unique visitors. These visitors now have access to AVO products, significantly boosting AVO’s brand visibility and introducing its amazing products to a massive audience.

Equity Offering

In August 2025, the Company completed a private offering consisting of the sale of shares of Series D convertible preferred stock for $11,225,000 and a warrant exercise for $5,000,000 for gross proceeds of $16,225,000, before deducting placement agent fees and commissions and other offering expenses, as further detailed below.

On August 13, 2025, the Company closed its previously announced private investment in public equity (the “PIPE Offering”) pursuant to the Securities Purchase Agreement, dated August 8, 2025 (the “Securities Purchase Agreement”), by and among the Company and select investors (each, an “Investor” and collectively, the “Investors”). At the closing, the Company issued to the Investors an aggregate of approximately 14,031.25 shares of its Series D Convertible Preferred Stock, par value $0.0001 per share (the “Series D Preferred Stock”), which are convertible into shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), subject to beneficial ownership limitations set by the Investors, at a conversion price equal to 80% of the lowest closing price of the Common Stock for each of the five trading days immediately prior to the conversion date. The aggregate cash purchase price for the Series D Preferred Stock was approximately $11,225,000 (the “Offering Proceeds”), before deducting placement agent fees and other offering expenses, having a stated value of approximately $14,031,250. The Company intends to use the proceeds from the PIPE Offering for general corporate and working capital purposes.

Alabama Exclusive Private Label Manufacturing Agreement

On July 21, 2025, the Company signed and entered into that certain Exclusive Private Label Manufacturing Agreement (the “Alabama Agreement”) with AAA Tuscaloosa, LLC (“AAA”). Although the Alabama Agreement has a stated effective date of July 16, 2025, the Alabama Agreement did not become a binding obligation of the Company until it was fully executed by the parties on July 21, 2025. AAA is acting as the name, image, and likeness (“NIL”) marketing agent for student-athletes attending the University of Alabama (the “University”). Pursuant to the terms of the Alabama Agreement, AAA has engaged the Company to manufacture private label knit apparel products for the University as set forth in the Alabama Agreement, but excluding any and all jerseys, polo shirts, collared shirts, quarter zips, and t-shirts or sweatshirts featuring the NIL, or trademark owned by a student-athlete or any game-related or team-related content (the “Alabama Exclusive Apparel Products”). Such Alabama Exclusive Apparel Products, manufactured exclusively by the Company, are to be sold directly by AAA through its website or any brick-and-mortar locations in Tuscaloosa, Alabama.

The Company has general discretion to develop designs, technical specifications, and prototypes for the Alabama Exclusive Apparel Products and has agreed to use its best efforts to invest approximately $1,000,000 in its continued marketing, technology and product development by the end of 2025, with the majority of such investment to be deployed by the Company on digital ad spend, influencer marketing and related expenses.

Traffic Holdco Private Label Manufacturing Agreement

On July 21, 2025, the Company entered into that certain Exclusive Private Label Manufacturing Agreement (the “Traffic Holdco Agreement”) with Traffic Holdco, LLC,(“Traffic Holdco”). While the Traffic Holdco Agreement has a stated effective date of July 16, 2025, the Traffic Holdco Agreement did not become a binding obligation of the Company until it was fully executed by the parties on July 21, 2025. Holdco is acting as the NIL marketing agent for many universities (the “University Clients”) and hold the necessary licenses (the “Local Licenses”) to grant exclusive manufacturing rights to produce apparel products bearing the University Clients logos and trademarks, and using student-athlete NIL for distribution as a local licensee of the University Clients.

Pursuant to the terms of the Traffic Holdco Agreement, Traffic Holdco engaged the Company to manufacture private label knit apparel products for the University Clients as set forth in the Traffic Holdco Agreement, but excluding any and all jerseys, polo shirts, collared shirts, quarter zips, and t-shirts or sweatshirts featuring the NIL, or trademark owned by a student-athlete or any game-related or team-related content (the “University Client Exclusive Apparel Products”). Such University Client Exclusive Apparel Products, manufactured exclusively by the Company, are to be sold directly by the University Clients through their respective websites or any brick-and-mortar locations within close proximity to such University Clients.

Traffic Holdco has guaranteed that at least three University Clients will grant the Company exclusive manufacturing rights with respect to University Client Exclusive Apparel Products, whereby each of the University Clients will enter into a private label manufacturing agreement (each, an “Authorized Manufacturing Agreement”) with the Company, with current plans to secure additional agreements from collegiate institutions, including, but not limited to, instructions from the Southeastern Conference and the Big Ten Conference.

The Company has general discretion to develop designs, technical specifications, and prototypes for the University Client Exclusive Apparel Products. In connection with the Company’s continued marketing, technology and product development initiatives, it has agreed to use its best efforts to invest approximately $1,000,000 during the first year of each Authorized Manufacture Agreement it enters into with each University Client, with the majority of such investment to be deployed by the Company on digital ad spend, influencer marketing and related expenses.

Sundry License Agreement

On June 9, 2025, the Company entered into a license agreement with The TJX Companies, Inc. (“TJX”), granting TJX a license to use the Company’s SUNDRY trademark and related intellectual property on specified categories of women’s apparel, accessories, and related promotional materials. TJX operates several retail chains, including T.J. Maxx, Marshalls, HomeGoods and HomeSense in the U.S. Under the terms of the agreement, the Company will receive royalties based on TJX’s cost of licensed merchandise. The agreement has an initial term through January 27, 2029, with automatic two-year renewal periods unless terminated by either party with advance notice. This agreement represents a significant expansion of the Company’s brand distribution into TJX’s retail channels.

Our Financial Position

For the three months ended June 30, 2025 and 2024, we generated net revenues of $2.3 million and $3.4 million, respectively, and reported net loss of $2.1 million and $3.5 million, respectively. For the six months ended June 30, 2025 and 2024, we generated net revenues of $4.1 million and $7.0 million, respectively, and reported net loss of $4.2 million and $4.2 million, respectively. As noted in our unaudited condensed consolidated financial statements, as of June 30, 2025, we had an accumulated deficit of $131.0 million.

Results of Operations

Three Months Ended June 30, 2025 compared to Three Months Ended June 30, 2024

The following table presents our results of operations for the three months ended June 30, 2025 and 2024:

	Three Months Ended
	June 30,
	2025	2024
Net revenues	$2,251,379	$3,396,069
Cost of net revenues	1,539,827	1,837,392
Gross profit	711,552	1,558,677
General and administrative	1,527,249	2,946,668
Sales and marketing	1,031,594	615,190
Distribution	137,926	299,034
Operating loss	(1,985,217)	(2,302,235)
Other expenses	(132,645)	(1,208,245)
Loss before provision for income taxes	(2,117,862)	(3,510,480)
Provision for income taxes	-	-
Net loss	$(2,117,862)	$(3,510,480)

Net Revenues

Net revenues decreased by $1.1 million to $2.3 million for the three months ended June 30, 2025, compared to $3.4 million in the corresponding fiscal period in 2024. The decrease was primarily associated with the Company dropping its largest wholesale account due its very low gross margins and operational costs required to manage this account.

The Company expects this decline in wholesale revenue to be offset in the remainder of 2025 as a result of the Company’s second largest wholesale account’s anticipated doubling of the number of its domestic retail doors from 50 to 100 and expansion of its international doors.

Gross Profit

Our gross profit decreased by $0.8 million for the three months ended June 30, 2025 to $0.7 million from a gross profit of $1.6 million for the corresponding fiscal period in 2024. The decrease in gross profit was primarily attributable to a decrease in sales, as well as approximately $0.5 million in inventory write-offs incurred in the second quarter of 2025.

Our gross margin was 32% for three months ended June 30, 2025, compared to 46% for the three months ended June 30, 2024. The decrease in gross margin was primarily due to the inventory write offs recognized in 2025.

The Company expects gross margins to expand as revenues increase and leverage fixed costs, a higher mix of e-commerce revenue, which as higher gross margins and the mix of wholesale accounts with higher gross margins.

Operating Expenses

Operating expenses decreased by $1.2 million to $2.7 million for the three months ended June 30, 2025, as compared to $3.8 million for the corresponding fiscal period in 2024. In April and May 2025, the Company eliminated significant headcount and related operating expenses associated with that headcount. The Company expects to reduce its operating expenses by an additional $0.7 million over the next 12 months associated with these reductions.

Other Expense

Other expense was $0.1 million for the three months ended June 30, 2025, compared to $1.2 million for the three months ended June 30, 2024, primarily consisting of interest expense.

Net Loss

Our net loss was $2.1 million for the three months ended June 30, 2025 compared to $3.5 million in 2024. The decrease in net loss was primarily due to less interest expense and lower operating expenses.

Six Months Ended June 30, 2025 compared to Six Months Ended June 30, 2024

The following table presents our results of operations for the six months ended June 30, 2025 and 2024:

	Six Months Ended
	June 30,
	2025	2024
Net revenues	$4,123,080	$6,972,656
Cost of net revenues	2,539,073	3,693,243
Gross profit	1,584,007	3,279,413
General and administrative	3,501,052	3,918,420
Sales and marketing	1,860,382	1,323,340
Distribution	204,350	564,533
Operating loss	(3,981,777)	(2,526,880)
Other expenses	(225,995)	(1,667,335)
Loss before provision for income taxes	(4,207,772)	(4,194,216)
Provision for income taxes	-	-
Net loss	$(4,207,772)	$(4,194,215)

Net Revenues

Net revenues decreased by $2.8 million to $4.1 million for the six months ended June 30, 2025, compared to $7.0 million in the corresponding fiscal period in 2024. The decrease was primarily associated with the Company dropping its largest wholesale account due its very low gross margins and operational costs required to manage this account. The other major factor for the decline was limited cash for marketing for half the first quarter until the closing of the February 2025 Offering, a delay in wholesale shipments, and lower ecommerce revenues across each brand due to less digital advertising spend.

This decline in wholesale revenue will be offset throughout the year by the Company’s second largest wholesale account asking to double the number of domestic retail doors from 50 to 100 and also expand to their international doors.

Despite limited marketing spend in the first quarter of 2025, the Company’s digital revenue increased over 80% from the previous quarter. Digital revenue continued to increase in the second quarter.

Gross Profit

Our gross profit decreased by $1.7 million for the six months ended June 30, 2025 to $1.5 million from a gross profit of $3.3 million for the corresponding fiscal period in 2024. The decrease in gross margin was primarily attributable to a decrease in sales, as well as approximately $0.5 million in inventory write-offs incurred in the second quarter of 2025.

Our gross margin was 38% for the six months ended June 30, 2025, compared to 47% for the six months ended June 30, 2024. The decrease in gross margin was due to the deleverage associated with fixed costs in gross margins including warehouse and distribution rent, patternmakers and other fixed costs over a lower revenue total, as well as approximately $0.5 million in inventory write-offs incurred in the second quarter of 2025.

The Company expects gross margins to expand as revenues increase and leverage fixed costs, a higher mix of e-commerce revenue, which as higher gross margins and the mix of wholesale accounts with higher gross margins.

Operating Expenses

Operating expenses decreased by $0.2 million for the six months ended June 30, 2025, as compared to $5.8 million for the corresponding fiscal period in 2024, primarily driven by the extinguishment of $1.3 million in accounts payable in the first quarter of 2024.

In April and May 2025, the Company eliminated significant headcount and related operating expenses associated with that headcount. The Company expects to reduce its operating expenses by an additional $0.7 million over the next 12 months associated with these reductions.

Other Expense

Other expense was $0.3 million for the six months ended June 30, 2025, compared to $1.7 million for the six months ended June 30, 2024, primarily consisting of interest expense.

Net Loss

Our net loss was $4.2 million for the six months ended June 30, 2025 compared to $4.2 million in 2024. Despite a decline in revenue, the Company maintained its net loss due to effective cost-cutting measures and operational efficiencies.

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

As of June 30, 2025, we had cash of $0.5 million and a working capital deficit of $8.9 million. The Company requires significant capital to meet its obligations as they become due. As of August 13, 2025, based on the current state of operations, the $15.0 million offering, the additional capital sources available to the Company, and the cash on hand of approximately $8 million, the Company believes that the substantial doubt about the Company’s ability to continue as a going concern has been alleviated. Management believes that the Company has sufficient capital to meet its financial obligations for the next 12 months.

Cash Flow Activities

The following table presents selected captions from our condensed statements of cash flows for the six months ended June 30, 2025 and 2024:

	Six Months Ended
	June 30,
	2025	2024
Net cash provided by operating activities:
Net loss	$(4,207,772)	$(4,194,215)
Non-cash adjustments	$861,254	$3,793,147
Change in operating assets and liabilities	$(2,737,757)	$(2,454,772)
Net cash used in operating activities	$(6,084,275)	$(2,855,840)
Net cash used in investing activities	$-	$(23,800)
Net cash provided by financing activities	$6,462,922	$2,951,661
Net change in cash	$378,147	$72,021

Cash Flows Used In Investing Activities

Our cash used in operating activities increased by $3.2 million to $6.1 million for the six months ended June 30, 2025, compared to cash used in operating activities of $2.8 million for the corresponding fiscal period in 2024. The increase in net cash used in operating activities was primarily driven by less non-cash charges in 2025.

Cash Flows Used in Investing Activities

Our cash used in investing activities was nominal in 2025 and 2024.

Cash Flows Provided by Financing Activities

Cash provided by financing activities was $6.5 million for the six months ended June 30, 2025, compared to $3.0 million for the six months ended June 30, 2024. Cash inflows in 2025 included $6.6 million in net proceeds from the issuance from the common stock and pre-funded warrants.

Contractual Obligations and Commitments

As of June 30, 2025, we had $6.4 million in outstanding principal on debt, primarily our promissory notes due to the Bailey sellers, U.S. Small Business Association (“SBA”) Paycheck Protection Program (PPP) loans, and merchant advances. Aside from our remaining non-current SBA obligations, all outstanding loans have maturity dates through 2025.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, costs and expenses and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions. See Note 3 to the accompanying unaudited condensed consolidated financial statements, which disclosure is incorporated herein by reference.

Emerging Growth Company Status

We are an emerging growth company as that term is used in the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), and, as such, have elected to comply with certain reduced public company reporting requirements.

Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act, for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may, therefore, not be comparable to those of companies that comply with such new or revised accounting standards.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 promulgated under the Exchange Act and are not required to provide the information required by this Item 3.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, who serve as our principal executive officer and principal financial and accounting officer, respectively, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. In making this evaluation, our management considered the material weakness in our internal control over financial reporting described below. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2025.

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

Notwithstanding the assessment that our internal control over financial reporting is not effective and that material weaknesses exist, we believe that we have employed supplementary procedures to ensure that the financial statements contained in this filing fairly present our financial position, results of operations and cash flows for the reporting periods covered herein in all material respects.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Management believes that the material weakness set forth above did not have an effect on our financial results.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are currently involved in, and may in the future be involved in, legal proceedings, claims, and government investigations in the ordinary course of business. These include proceedings, claims, and investigations relating to, among other things, regulatory matters, commercial matters, intellectual property, competition, tax, employment, pricing, discrimination, consumer rights, personal injury, and property rights. These matters also include the following:

●	On March 21, 2023, a vendor filed a lawsuit against the Company related to trade payables totaling approximately $43,501. Such amounts include interest due, and are included in accounts payable, net of payments made to date, in the accompanying consolidated balance sheets. The Company does not believe it is probable that the losses in excess of such trade payables will be incurred.

●	On November 16, 2023, a vendor filed a lawsuit against the Company related to trade payables totaling approximately $345,384, which represents past due fees and late fees. Such amounts are included in the accompanying balance sheets. The Company does not believe it is probable that the losses in excess of such pay trade payables will be incurred.

●	On March 20, 2024, a former temporary worker engaged through a third-party placement agency, who was never an employee of the Company, filed a wrongful termination lawsuit against the Company. The Company is disputing this claim. This matter is scheduled for arbitration this fall.

●	On April 17, 2024, a former employee filed a wrongful termination lawsuit against the Company. The employee was part of the marketing team, which was fully transitioned to a third-party outsourced marketing solution. The Company disputed the claim and initially pursued arbitration; however, the matter was settled in May 2025 for a payment by the Company of $81,000. Of this amount, $41,000 was paid in late June 2025, with the remaining $40,000 to be paid in three equal installments of $13,000 at the end of July 2025, August 2025 and September 2025.

●	In June 2021, a vendor filed a lawsuit against Bailey related to a retail store lease in the amount of $1,500,000. The Company is disputing the claim for damages and the matter is ongoing. The vendor has recently updated the claim to now be $450,968 after signing a long-term lease with another brand for this location. The Company is disputing this new amount after review of the lease.

●	On November 15, 2023, a vendor, Simon Showroom, filed a lawsuit against the Company related to trade payables totaling approximately $582,208, representing “double damages,” while the actual amount due to the vendor was $292,604. The case was settled in full on December 10, 2024, for a total settlement amount of $400,000. As part of the settlement, the Company paid $50,000 in December 2024, followed by a $60,000 payment in February 2025. As of June 30, 2025, the Company had an outstanding balance of $130,000 remaining, with monthly payments of $30,000 being made under the terms of the settlement agreement.

All claims above, to the extent management believes it will be liable, have been included in accounts payable and accrued expenses and other liabilities in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2025.

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

See Note 7 to the financial statements.

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

(c) During the quarter ended June 30, 2025, no director or officer of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

ITEM 6. EXHIBITS

Exhibit Number	Description
4.1	Description of Securities (incorporated by reference to Exhibit 4.29 to the registrant’s Annual Report on Form 10-K filed with the SEC on April 9, 2025).
10.1	Asset Purchase Agreement, entered into as of April 1, 2025, by and between the Company and Open Daily Technologies Inc. (incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on April 2, 2025).
10.2

Exclusive Private Label Manufacturing Agreement, entered into as of July 21, 2025, by and between the registrant and AAA Tuscaloosa, LLC (incorporated by reference to Exhibit 10.1 the registrant’s Current Report on Form 8-K filed with the SEC on July 24, 2025).

10.3

Exclusive Private Label Manufacturing Agreement, entered into as of July 21, 2025, by and between the registrant and Traffic Holdco, LLC (incorporated by reference to Exhibit 10.2 the registrant’s Current Report on Form 8-K filed with the SEC on July 24, 2025).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a).
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a).
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.INS*	Inline XBRL Instance.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Extension Calculation.
101.LAB*	Inline XBRL Taxonomy Extension Labels.
101.PRE*	Inline XBRL Taxonomy Extension Presentation.
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101).

* Filed herewith.

** Furnished herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL BRANDS GROUP, INC.

Date: August 13, 2025	By:	/s/ John Hilburn Davis IV
John Hilburn Davis IV
Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2025	By:	/s/ Reid Yeoman
Reid Yeoman
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

