Form 10-Q
period 2025-09-30
Digital Brands Group, Inc.
filed 2025-11-14
CIK 1668010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 14, 2025, the Company had 6,326,930 shares of common stock, $0.0001 par value, issued and outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIGITAL BRANDS GROUP, INC.

CONDENSED CONSOLIDATED

BALANCE SHEETS

	September 30,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$6,701,820	$164,431
Restricted cash	5,705,179	-
Accounts receivable, net	49,342	44,067
Due from factor, net	228,213	390,186
Inventory	4,319,004	3,823,940
Prepaid expenses and other current assets	2,997,297	274,643
Total current assets	20,000,855	4,697,267
Property, equipment and software, net	19,046	24,089
Goodwill	8,973,501	8,973,501
Intangible assets, net	7,870,419	6,120,039
Deposits	72,331	75,431
Prepaid marketing expenses	4,258,767	-
Total assets	$41,194,919	$19,890,327

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$4,886,664	$6,424,661
Accrued expenses and other liabilities	5,515,046	5,257,102
Due to related parties	395,921	411,921
Convertible note payable, net	-	100,000
Accrued interest payable	2,663,680	2,328,078
Loan payable, current	2,746,096	2,798,116
Stock payable	5,099,654	-
Promissory note payable, net	3,500,000	3,500,000
Total current liabilities	24,807,061	20,819,878
Loan payable	150,000	150,000
Deferred tax liability	248,990	248,990
Total liabilities	25,206,051	21,218,868

Commitments and contingencies

Stockholders’ equity (deficit):

Undesignated preferred stock, $0.0001 par, 10,000,000 shares authorized, 0 shares issued and outstanding as of both September 30, 2025 and December 31, 2024	-	-
Series A convertible preferred stock, $0.0001 par, 6,300 shares designated, 6,300 shares issued and outstanding as of both September 30, 2025 and December 31, 2024	1	1
Series C convertible preferred stock, $0.0001 par, 1,344 and 1,344 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	1	1
Series D convertible preferred stock, $0.0001 par, 15,906 and 0 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	2	-
Common stock, $0.0001 par, 1,000,000,000 shares authorized, 5,726,930 and 838,584 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	572	83
Additional paid-in capital	150,749,052	125,772,412
Accumulated deficit	(134,760,760)	(127,101,038)
Total stockholders’ equity (deficit)	15,988,868	(1,328,541)
Total liabilities and stockholders’ equity (deficit)	$41,194,919	$19,890,327

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

DIGITAL BRANDS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September, 30		September, 30
	2025	2024	2025	2024
Net revenues	$1,653,776	$2,440,801	$5,776,856	$9,413,457
Cost of net revenues	947,167	1,319,214	3,486,240	5,012,457
Gross profit	706,609	1,121,587	2,290,616	4,401,000

Operating expenses:
General and administrative	2,193,205	2,429,040	5,694,257	6,347,460
Sales and marketing	1,603,728	655,833	3,464,110	1,979,173
Distribution	238,880	180,879	443,230	745,412
Impairment of intangible assets	-	600,000	-	600,000
Total operating expenses	4,035,813	3,865,752	9,601,597	9,672,045

Loss from operations	(3,329,204)	(2,744,165)	(7,310,981)	(5,271,045)

Other income (expense):
Interest expense	(128,565)	(742,557)	(390,758)	(2,487,172)
Other non-operating income (expenses)	5,819	(54,515)	42,017	22,765
Total other income (expense), net	(122,746)	(797,072)	(348,741)	(2,464,407)

Income tax benefit (provision)	-	-	-	-
Net loss	$(3,451,950)	$(3,541,237)	$(7,659,722)	$(7,735,452)

Weighted average common shares outstanding - basic and diluted	2,930,735	43,436	3,742,922	41,225
Net loss per common share - basic and diluted	$(1.18)	$(81.53)	$(2.05)	$(187.64)

The accompanying notes are an integral part of these financial statements

DIGITAL BRANDS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Series A Convertible		Series C Convertible		Series D Convertible				Additional		Total Stockholders’
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balances at December 31, 2023	6,300	1	4,786	1	-	-	22,287	$2	115,597,037	(113,994,449)	1,602,592
Issuance of common stock pursuant to private placements	-	-	-	-	-	-	8,898	1	1,736,206	-	1,736,207
Shares issued for services	-	-	-	-	-	-	1,372	-	224,265	-	224,265
Conversion of preferred shares into common stock	-	-	(1,547)	-	-	-	1,726	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	-	-	100,299	-	100,299
Net loss	-	-	-	-	-	-	-	-	-	(683,735)	(683,735)
Balances at March 31, 2024	6,300	1	3,239	1	-	-	34,283	3	117,657,807	(114,678,184)	2,979,628
Common stock issued for cash	-	-	-	-	-	-	7,575	1	2,877,473	-	2,877,474
Conversion of loan into common stock	-	-	-	-	-	-	2,120	-	313,817	-	313,817
Conversion of preferred shares into common stock	-	-	(1,495)	-	-	-	1,668	-	-	-	-
stock based compensation	-	-	-	-	-	-	-	-	67,901	-	67,901
Net loss	-	-	-	-	-	-	-	-	-	(3,510,480)	(3,510,480)
Balances at June 30, 2024	6,300	1	1,744	1	-	-	45,646	4	120,916,998	(118,188,664)	2,728,340
Common stock issued for cash	-	-	-	-	-	-	28,094	3	742,510	-	742,513
Shares issued for Services	-	-	-	-	-	-	1,211	-	88,369	-	88,369
Conversion of preferred shares into common stock	-	-	(400)	-	-	-	446	-	-	-	-
stock based compensation	-	-	-	-	-	-	-	-	$1,061	-	1,061
Net loss	-	-	-	-	-	-	-	-	-	(3,541,237)	(3,541,237)
Balances at September 30, 2024	6,300	$1	1,344	$1	-	$-	75,397	$7	$121,748,938	$(121,729,901)	$19,046

Balances at December 31, 2024	6,300	$1	1,344	$1	-	$-	838,584	$83	$125,772,412	$(127,101,038)	$(1,328,541)
Issuance of pre-funded warrants in connection with services contract	-	-	-	-	-	-	-	-	3,000,000	-	3,000,000
Issuance of common stock and pre-funded warrants pursuant to private placement offering	-	-	-	-	-	-	125,535	13	6,642,420	-	6,642,433
Exercise of pre-funded warrants in connection with private placement offering	-	-	-	-	-	-	3,182,375	318	(318)	-	-
Net loss	-	-	-	-	-	-	-	-	-	(2,089,910)	(2,089,910)
Balances at March 31, 2025	6,300	1	1,344	1	-	-	4,146,494	414	135,414,514	(129,190,948)	6,223,982
Shares issuance in pursuant to acquisition of intangibles	-	-	-	-	-	-	344,827	35	2,999,965	-	3,000,000
Net loss	-	-	-	-	-	-	-	-	-	(2,117,862)	(2,117,862)
Balances at June 30, 2025	6,300	1	1,344	1	-	-	4,491,321	449	138,414,479	(131,308,810)	7,106,120
Issuance of Series D preferred stock per private placement offering, net of issuance costs	-	-	-	-	15,906	2	-	-	11,386,998	-	11,387,000
Exercise of warrants in connection with private placement offering	-	-	-	-	-	-	1,194,445	119	542,937	-	543,056
Shares issued for services	-	-	-	-	-	-	29,582	3	290,788	-	290,791
Conversion of accounts payable in common stock	-	-	-	-	-	-	11,582	1	113,850	-	113,851
Net loss	-	-	-	-	-	-	-	-	-	(3,451,950)	(3,451,950)
Balances at September 30, 2025	6,300	$1	1,344	$1	15,906	$2	5,726,930	$572	$150,749,052	$(134,760,760)	$15,988,868

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

DIGITAL BRANDS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNUDITED)

	Nine Months Ended
	September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(7,659,722)	$(7,735,452)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,254,663	2,057,638
Amortization of loan discount and fees	38,605	2,220,549
Impairment of intangibles	-	600,000
Stock-based compensation	-	169,262
Loss on conversion of accounts payable into common stock	31,471	-
Shares issued for services	290,791	312,634
Change in credit reserve	-	(151,611)
Non-cash lease expense	-	817,077
Changes in operating assets and liabilities:
Accounts receivable, net	(5,275)	(201,501)
Due from factor	161,973	51,153
Inventory	(495,064)	(190,918)
Prepaid expenses and other current assets	(2,722,654)	(76,637)
Prepaid marketing expense	(1,258,767)	-
Accounts payable	(1,455,616)	(1,287,018)
Stock payable	69,406	-
Accrued expenses and other liabilities	593,546	477,945
Accrued interest payable	-	106,701
Lease liabilities	-	(490,000)
Deposits	3,100	(77,280)
Net cash used in operating activities	(11,153,543)	(3,397,458)
Cash flows from investing activities:
Purchase of property, equipment and software	-	(23,801)
Net cash used in investing activities	-	(23,801)
Cash flows from financing activities:
Due to related parties	(16,000)	26,909
Issuance of loans and note payable	240,000	790,977
Repayments of convertible notes and loan payable	(430,625)	(2,484,248)
Proceeds of issuance of Series D preferred stock, net of issuance costs	11,387,000	-
Proceeds for exercise of warrants and stock payable	5,573,304	-
Proceeds for issuance of pre-funded warrants	6,642,433	-
Issuance of common stock in cash	-	5,356,194
Net cash provided by financing activities	23,396,112	3,689,832
Net change in cash and cash equivalents	12,242,569	268,573
Cash and cash equivalents and restricted cash at beginning of period	164,431	20,773
Cash and cash equivalents and restricted cash at end of period	$12,407,000	$289,346

Reconciliation of cash and restricted cash:
Cash and cash equivalents at beginning of period	$164,431	$268,573
Restricted cash at beginning of period	-	-
Cash and cash equivalents and restricted cash at beginning of period	$164,431	$268,573

Cash and cash equivalents at end of period	$6,701,820	$289,346
Restricted cash at end of period	5,705,179	-
Cash and cash equivalents and restricted cash at end of period	$12,406,999	$289,346

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$47,000	$1,684,248

Supplemental disclosure of non-cash investing and financing activities:
Issuance of pre-funded warrants in connection with services contract	$3,000,000	$-
Non-cash purchase of intangible assets	$3,000,000	$-
Right of use asset	$-	$425,634
Shares issued for services and conversion of accounts payable	$82,380	$313,816
Conversion of preferred shares into common stock	$-	$19
Non-cash issuance of shares	$318	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

DIGITAL BRANDS GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

NOTE 2: LIQUIDITY

The Company has not generated profits since inception and has sustained net losses of $7,659,722 and $7,735,452 for the nine months ended September 30, 2025 and 2024, respectively. The Company also incurred negative cash flows from operations for the same periods. Historically, the Company has lacked sufficient liquidity to satisfy obligations as they come due and, as of September 30, 2025, reported a working capital deficit of $4,806,206. The Company expects to continue to generate operating losses for the foreseeable future. The accompanying consolidated financial statements do not include any adjustments as a result of this uncertainty.

DIGITAL BRANDS GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

In August and September 2025, the Company completed a private offering consisting of the sale of shares of Series D convertible preferred stock for $12,725,000 and a warrant exercise for $5,000,000 for gross proceeds of $17,755,000, before deducting placement agent fees and commissions and other offering expenses.

As of November 14, 2025, the date of issuance of these unaudited condensed consolidated financial statements, the Company expects that its cash and cash equivalents of $6,701,820 and restricted cash of $5,705,179, as of September 30, 2025, and measures described below, will be sufficient to fund its operating expenses, debt obligations and capital expenditure requirements for at least one year from the date these unaudited consolidated financial statements are issued.

Throughout the next twelve months, the Company intends to fund its operations from the funds raised through equity offerings, including at-the-market equity financings, further warrant exercises or other public or private equity offerings. Additionally, the Company intends to fund operations from increased revenues due to its new marketing efforts, including its collegiate apparel program and increased wholesale pricing, through settlement and renegotiation of aged payables, conversions of outstanding debt and accrued interest, and continuing its cost cutting measures, which the Company has already made during the nine months of 2025.

Based on the current state of operations, the additional capital sources available to the Company, and the cash on hand of approximately $5.7 million of unrestricted cash at November 14, 2025, the Company believes that the substantial doubt about the Company’s ability to continue as a going concern has been alleviated. Management believes that the Company has sufficient capital to meet its financial obligations for the next 12 months as of the date of these financial statements.

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

SEPTEMBER 30, 2025

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

Cash and Equivalents and Concentration of Credit Risk

The Company considers all highly liquid securities with an original maturity of less than three months to be cash equivalents. As of September 30, 2025 and December 31, 2024, the Company did not hold any cash equivalents. The Company’s cash and cash equivalents in bank deposit accounts, at times, may exceed federally insured limits of $250,000.

Restricted Cash

The Company maintains restricted cash in a segregated bank account established under the Securities Purchase Agreement related to its Series D Preferred Stock Offering (see Note 7). The funds are restricted until the satisfaction of certain conditions, including shareholder and SEC approvals. At September 30, 2025, the Company had a restricted cash balance of $5,705,179. The reconciliation of cash, cash equivalents, and restricted cash is shown in the statements of cash flow is presented on the unaudited condensed consolidated statement of cash flows.

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

As of September 30, 2025, and December 31, 2024, the Company determined an allowance for credit losses of $312,332 and $295,837, respectively.

Inventory

Inventory is stated at the lower of cost or net realizable value and accounted for using the weighted average cost method for the Company’s DSTLD brand and first-in, first-out method for Bailey, Stateside and Sundry. The inventory balances as of September 30, 2025, and December 31, 2024 consist substantially of finished good products purchased or produced for resale, as well as any raw materials the Company purchased to modify the products and work in progress.

DIGITAL BRANDS GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Inventory consisted of the following:

	September 30,	December 31,
	2025	2024
Raw materials	$933,046	$665,450
Work in process	372,820	250,820
Finished goods	3,013,138	2,907,670
Inventory	$4,319,004	$3,823,940

Property, Equipment, and Software

Property, equipment, and software are recorded at cost. Depreciation/amortization is recorded for property, equipment, and software using the straight-line method over the estimated useful lives of assets. The Company reviews the recoverability of all long-lived assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset might not be recoverable. The balances at September 30, 2025 and December 31, 2024 consist of software with three year lives, property and equipment with three to 10 year lives, and leasehold improvements which are depreciated over the shorter of the lease life or expected life.

Depreciation and amortization charges on property, equipment, and software are included in general and administrative expenses and amounted to $5,043 and $6,044 for the nine months ended September 30, 2025 and 2024.

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

SEPTEMBER 30, 2025

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

DIGITAL BRANDS GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

SEPTEMBER 30, 2025

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

Common Stock Purchase Warrants and Other Derivative Financial Instruments

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedging relationships and the types of relationships designated are based on the exposures hedged. At September 30, 2025 and December 31, 2024, the Company did not have any derivative instruments that were designated as hedges.

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

SEPTEMBER 30, 2025

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

Segment Information

In accordance with ASC 280, Segment Reporting, we identify our operating segments according to how our business activities are managed and evaluated. As of September 30, 2025, we had one operating segment which pertains to the sale of apparel. All brands and reporting units currently report to the Chief Executive Officer. Each of our brands serve or are expected to serve customers through our wholesale, in store and online channels, allowing us to execute on our omni-channel strategy. We have determined that each of our brands share similar economic and other qualitative characteristics, and therefore the results of our operating businesses are aggregated into one reportable segment. All of the operating businesses have met the aggregation criteria and have been aggregated and are presented as one reportable segment, as permitted by ASC 280. We continually monitor and review our segment reporting structure in accordance with authoritative guidance to determine whether any changes have occurred that would impact our reportable segments.

Net Loss per Share

Net earnings or loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period, excluding shares subject to redemption or forfeiture. The Company presents basic and diluted net earnings or loss per share. Diluted net earnings or loss per share reflect the actual weighted average of common shares issued and outstanding during the period, adjusted for potentially dilutive securities outstanding. Potentially dilutive securities are excluded from the computation of the diluted net loss per share if their inclusion would be anti-dilutive. As all potentially dilutive securities are anti-dilutive as of September 30, 2025, and 2024, diluted net loss per share is the same as basic net loss per share for each year. Potentially dilutive items outstanding as of September 30, 2025 and 2024 are as follows:

	September 30,
	2025	2024
Series A convertible preferred stock	542	542
Series C convertible preferred stock	1,500	1,500
Series D convertible preferred stock	9,192,054	-
Common stock warrants	32,436,481	45,701
Stock options	31	31
Total potentially dilutive shares	41,630,608	47,774

The stock options and warrants above are out-of-the-money as of September 30, 2025 and 2024.

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

DIGITAL BRANDS GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

NOTE 4: DUE FROM FACTOR

The Company, via its subsidiaries, Bailey, Stateside and Sundry, assigns a portion of its trade accounts receivable to third-party factoring companies, who assumes the credit risk with respect to the collection of non-recourse accounts receivable. The Company may request advances on the net sales factored at any time before their maturity date. The factor charges a commission on the net sales factored for credit and collection services. For one factoring company, interest on advances is charged as of the last day of each month at a rate equal to the LIBOR rate plus 2.5% for Bailey. For Stateside and Sundry, should total commission and fees payable be less than $30,000 in a single year, then the factor shall charge the difference between the actual fees in said year and $30,000 to the Company. Interest on advances is charged as of the last day of each month at a rate equal to the greater of either, (a) the Chase Prime Rate + (2.0)% or (b) (4.0)% per annum. For another factoring company, interest is charged at 1/33 of 1 per day, which rate will increase or decrease in accordance with changes in the “Prime Rate”, which such prime rate to be deemed to be 4.25% on the date of the agreement.

Advances are collateralized by a security interest in substantially all of the companies’ assets.

Due to/from factor consist of the following:

	September 30	December 31
	2025	2024
Outstanding receivables:
Without recourse	$283,849	$460,815
With recourse	13,920	142,914
Matured funds and deposits	62,370	61,941
Advances	(131,926)	(275,484)
	$228,213	$390,186

NOTE 5: CERTAIN ASSETS

Prepaid Expenses and Other Current Assets

As of September 30, 2025, prepaid expenses and other assets included $7,256,064, primarily consisting of remaining capitalized amounts pursuant to prepaid vendor service agreements as noted below.

DIGITAL BRANDS GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

In January 2025, the Company entered into a marketing services agreement for a five-year period, whereby the Company issued pre-funded warrants for the purchase of 2,068,965 shares of common stock. The fair value of the Vendor Pre-Funded Warrants was $3,000,000, or $1.45 per share. Through September 30, 2025, $409,315 of the prepaid amount was amortized to sales and marketing expenses.

In March 2025, Bailey entered into a long-term marketing service agreement with the same vendor as above. The Company paid $2,500,000 pursuant to the agreement. As of September 30, 2025, $250,000 of the prepaid amount was amortized to sales and marketing expenses.

In August 2025, the Company entered into a long-term marketing service agreement with the same vendor as above. The Company paid $1,240,000 pursuant to the agreement. As of September 30, 2025, $101,918 of the prepaid amount was amortized to sales and marketing expenses.

In September 2025, the Company entered into two marketing service agreements with third-party service provider for a term of 12 months. The Company paid $425,000 and $350,000, respectively, pursuant to these agreements. As of September 30, 2025, $35,417 and $29,167, respectively, of the prepaid amounts were amortized to sales and marketing expenses.

In September 2025, Bailey entered into a marketing service agreement with a third-party service provider. The Company paid $350,000 pursuant to the agreement. No amortization has been charged as of September 30, 2025.

All marketing agreements were entered into for the purpose of assisting the Company in its strategic shift towards the collegiate athletic program line of business.

Goodwill

The Company recorded goodwill from each of its business combinations. The following is a summary of goodwill by entity as of September 30, 2025, and December 31, 2024:

	September 30,	December 31,
	2025	2024
Bailey	$3,158,123	$3,158,123
Stateside	2,104,056	2,104,056
Sundry	3,711,322	3,711,322
	$8,973,501	$8,973,501

Intangible Assets

The following table summarizes information relating to the Company’s identifiable intangible assets as of September 30, 2025:

September 30, 2025	Gross		Accumulated	Carrying
	Amount	Impairment	Amortization	Value
Amortized:
Customer relationships	8,634,560	-	(8,218,021)	416,539
Technology asset	3,000,000	-	-	3,000,000
	$11,634,560	$-	$(8,218,021)	$3,416,539
Indefinite-lived:
Brand name	4,453,880	-	-	4,453,880
Total	$16,088,440	$-	$(8,218,021)	$7,870,419

December 31, 2024	Gross		Accumulated	Carrying
	Amount	Impairment	Amortization	Value
Amortized:
Customer relationships	10,022,560	(1,388,000)	(6,968,401)	1,666,159
	$10,022,560	$(1,388,000)	$(6,968,401)	$1,666,159
Indefinite-lived:
Brand name	4,453,880	-	-	4,453,880
Total	$14,476,440	$(1,388,000)	$(6,968,401)	$6,120,039

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

The Open Daily Acquisition was determined to be an asset acquisition as it met the concentration test under ASC 805-10-55 and was and does not meet the definition of a business under ASC 805-10-20. Pursuant to ASC 805-20-55, the Company identified a single unit of account for the acquired assets, which was deemed to be technology assets. The fair value of the technology assets was $3,000,000, based upon the purchase price noted above. As of September 30, 2025, the technology assets were not yet placed in service and amortization has not begun. The Company expects the assets to be placed in service in late 2025 or early 2026.

The Company recorded amortization expense of $416,540 and $618,534 during the three months ended September 30, 2025 and 2024, and $1,249,620 and $2,057,637 during the nine months ended September 30, 2025 and 2024, respectively, which is included in general and administrative expenses in the consolidated statements of operations

DIGITAL BRANDS GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

NOTE 6: LIABILITIES AND DEBT

Accrued Expenses and Other Liabilities

The Company accrued expenses and other liabilities line in the consolidated balance sheets is comprised of the following as of September 30, 2025 and December 31, 2024:

	September 30,	December 31,
	2025	2024
Accrued expenses	$591,371	$591,371
Payroll related liabilities	4,553,233	4,268,880
Sales tax liability	161,562	187,971
Other liabilities	208,880	208,880
	$5,515,046	$5,257,102

Payroll related liabilities are primarily related to overdue payroll taxes due to be remitted to federal and state authorities by the parent company (Digital Brands Group, Inc.) and Bailey.

As of September 30, 2025, accrued expenses included $535,000 in common stock issuances pursuant to an advisory agreement for services performed in 2022. The 4 shares of common stock owed per the agreement are expected to be issued in the fourth quarter of 2025 or early 2026.

Convertible Debt

On February 20, 2025, the Company settled the remaining convertible debt principal in cash, along with $47,000 of accrued interest. As of September 30, 2025 and December 31, 2024, the outstanding principal balance was $0 and $100,000, respectively.

Sixth Street Diagonal Promissory Note

On January 16, 2025, the Company entered into a loan agreement with 1800 Diagonal Lending, LLC for a $121,900 promissory note, with a purchase price of $100,000 and a 12% one-time interest charge. The Company will make nine monthly payments of $15,170, with the note maturing on October 16, 2025. As of September 30, 2025, there is $15,170 outstanding, net of debt discount of $0.

Loan Payable — PPP and SBA Loan

In April 2022, Bailey received notification of full forgiveness of its second U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) loan totaling $1,347,050 and partial forgiveness of its first PPP loan totaling $413,705. As of September 30, 2025 and December 31, 2024, Bailey had an outstanding PPP loan balance of $933,295 maturing in April 2026.

In June 2020, the Company received a SBA loan in the principal amount of $150,000, bearing interest at a rate of 3.75% per annum. As of September 30, 2025 and December 31, 2024, the Company maintained an outstanding balance of $150,000 on this loan. The loan matures in April 2050.

Merchant Advances

Future Sales Receipts

From 2022 through 2024, the Company obtained several merchant advances. These advances are, for the most part, secured by expected future sales transactions of the Company with expected payments on a weekly basis. The Company made total cash repayments, pertaining to principal and interest, of $169,998 for the nine months ended September 30, 2025.

DIGITAL BRANDS GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

The following is a summary of the merchant advances as of September 30, 2025 and December 31,2024:

	September 30,	December 31,
	2025	2024
Principal	$1,688,159	$1,858,157
Less: unamortized debt discount	-	-
Merchant cash advances, net	$1,688,159	$1,858,157

Promissory Note Payable

As of September 30, 2025, and December 31, 2024, the outstanding principal on the note to the sellers of Bailey was $3,500,000. Interest expense was $105,000 and $105,000 for the three months ended September 30, 2025 and 2024, respectively, and $315,000 and $315,000 for the nine months ended September 30, 2025 and 2024 respectively, which was accrued and unpaid as of December 31, 2024. The note matures on December 8, 2025.

NOTE 7: STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

As of September 30, 2025, the Company had 1,000,000,000 shares of common stock, $0.0001 par value per share, authorized.

Common stockholders have voting rights of one vote per share. The voting, dividend, and liquidation rights of the holders of common stock are subject to and qualified by the rights, powers, and preferences of preferred stockholders.

2025 Transactions

On April 1, 2025, the Company issued 344,827 shares of common stock pursuant to the Open Daily Acquisition (see Note 5).

During nine months ended September 30, 2025, the Company issued 41,164 shares of common stock pursuant to the conversion of accounts payable for a total fair value of $404,642.

During nine months ended September 30, 2025, the Company issued 1,194,445 shares of common stock pursuant exercise of warrants by warrant holders for proceeds of $543,056. The warrants were originally issued in the offering noted below.

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

DIGITAL BRANDS GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

During the nine months ended September 30, 2025, the Company issued an aggregate of 3,747,741 shares of common stock pursuant to the offerings detailed above for net proceeds of $6,642,433. The issuance of 3,747,741 shares includes 3,182,375 shares issued in February 2025 and 439,831 shares issued in July and August 2025 upon the exercise of warrants originally issued as part of the February 2025 Offering.

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

As of September 30, 2025 and December 31, 2024, there were 6,300 shares of Series A Convertible Preferred Stock issued and outstanding.

DIGITAL BRANDS GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Series C Convertible Preferred Stock

On June 21, 2023, the Company, on the one hand, and Moise Emquies, George Levy, Matthieu Leblan, Carol Ann Emquies, Jenny Murphy and Elodie Crichi (collectively, the “Sundry Investors”), on the other hand, executed a Securities Purchase Agreement (the “Sundry SPA”) whereby the Company issued 5,761 shares of Series C Convertible Preferred Stock, par value $0.0001 per share (the “Series C Preferred Stock”) to the Sundry Investors at a purchase price of $1,000 per share. The Series C Preferred Stock is convertible into a number of shares of the Company’s common stock equal to $1,000 divided by an initial conversion price of $896.25 which represents the lower of (i) the closing price per share of the common stock as reported on the Nasdaq on June 20, 2023, and (ii) the average closing price per share of common stock as reported on the Nasdaq for the five trading days preceding June 21, 2023. The shares of Series C Preferred Stock were issued in consideration for the cancellation of certain promissory notes issued by the Company to the Sundry Investors dated December 30, 2022 (the “Sundry Loan Documents”). The following is a summary of the rights and preferences of the Series C Preferred Stock

On June 21, 2023, the Company filed the Certificate of Designation with the Secretary of State for the State of Delaware designating up to 5,761 shares out of the authorized but unissued shares of its preferred stock as Series C Preferred Stock. The following is a summary of the principal terms of the Series C Preferred Stock.

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

Each share of the Series C Preferred Stock shall be convertible, at any time and from time to time from and after June 21, 2023 at the option of the Holder thereof, into that number of shares of common stock determined by dividing the Stated Value of such share of the Series C Preferred Stock ($1,000 as of June 21, 2023) by the Conversion Price. The conversion price for each share of the Series C Preferred Stock is $896.25, which is the lower of (a) the closing price per share of the common stock as reported on the Nasdaq on June 20, 2023 (the trading day before the date of the Sundry SPA), and (b) the average closing price per share of common stock as reported on the Nasdaq for the five trading days preceding the date of the Sundry SPA, subject to adjustment herein (the “Series C Conversion Price”).

DIGITAL BRANDS GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

The Company has the option to redeem any or all of the then outstanding Series C Preferred Stock at 112% of the then Stated Value any time after June 21, 2023 and so long as there is an effective registration statement covering the shares issuable upon conversion of the Series C Preferred Stock.

As of both September 30, 2025 and December 31, 2024, there were 1,344 shares of Series C Preferred Stock issued and outstanding.

Series D Convertible Preferred Stock

On August 13, 2025, the Company completed the initial closing of a private equity offering, issuing 14,031 shares of Series D Convertible Preferred Stock, par value $0.0001 per share, with a stated value of $1,000 per share, for gross cash proceeds of approximately $11.2 million (aggregate stated value of $14.0 million). The shares are convertible into common stock at a price equal to 80% of the lowest closing price of the Company’s common stock for the five trading days immediately preceding the conversion date, subject to ownership limitations.

On September 26, 2025, pursuant to an amendment to the original agreement, the Company issued an additional 1,875 Series D Preferred shares to an investor for gross proceeds of $1.5 million, increasing the stated value to $1,150 per share (aggregate stated value of $2.16 million).

As of September 30, 2025, there were 15,906.25 Series D Convertible Preferred shares outstanding.

The Series D Preferred Stock carries a conversion feature into common stock, subject to Nasdaq ownership limitations, and was issued at a discount, resulting in aggregate gross proceeds of $12.7 million before deducting offering costs.

The Company received aggregate net proceeds of $11,387,000 pursuant to the Series D offerings.

The Company is required to hold the proceeds from the offering in a segregated bank account, with 50% released upon the second closing and the remaining 50% to be released upon satisfaction of the following conditions: (i) shareholder approval of the reverse stock split and 20% rule, and (ii) SEC effectiveness of the resale registration statement.

Based on ASC 815 and the terms of the Series D Convertible Preferred Stock, all features of the Series D Preferred Stock are clearly and closely related to the equity host. No bifurcation of embedded features is required, as the conversion options, participating dividends, protective rights, price protection, liquidation preference, and other features all bear the risks and economics of the residual equity interest. The Series D Convertible Preferred Stock does not include any mandatory redemption provisions or obligations that require the Company to deliver cash or other assets to the holders. Conversion features are equity-settled, allowing holders to convert shares into common stock at a price based on the lowest five-day closing price prior to conversion, and any ownership limits are designed to maintain equity characteristics rather than create a redemption obligation. There are no put features, mandatory repurchase provisions, or redemption rights exercisable at the option of the holder or upon events outside the Company’s control.

Under ASC 480-10-S99-3A, the Series D shares do not meet the criteria for temporary equity under ASC 480 for SEC registrants.

The Series D shall rank (i) senior to all of the Common Stock; (ii) senior to any class or series of capital stock of the Company hereafter created specifically ranking by its terms junior to any Series D (“Junior Securities”); (iii) on parity with the Company’s Series A Convertible Preferred Stock, Series C Preferred Stock, as well as any class or series of capital stock of the Company created specifically ranking by its terms on parity with the Preferred Stock (“Parity Securities”); and (iv) junior to any class or series of capital stock of the Company hereafter created specifically ranking by its terms senior to any Series D (“Senior Securities”), in each case, as to dividends or distributions of assets upon liquidation, dissolution or winding up of the Company, whether voluntarily or involuntarily. Subject to any superior liquidation rights of the holders of any Senior Securities of the Company and the rights of the Company’s existing and future creditors, upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary (a “Liquidation”), each Holder shall be entitled to be paid out of the assets of the Company legally available for distribution to stockholders, prior and in preference to any distribution of any of the assets or surplus funds of the Corporation to the holders of the Common Stock and Junior Securities and pari passu with any distribution to the holders of Parity Securities, an amount equal to the Stated Value for each share of Series D held by such Holder and an amount equal to any accrued and unpaid dividends thereon, and thereafter the Holders shall be entitled to receive out of the assets, whether capital or surplus, of the Corporation the same amount that a holder of Common Stock would receive if the Seres D were fully converted (disregarding for such purposes any conversion limitations hereunder) to Common Stock which amounts shall be paid pari passu with all holders of Common Stock. The Company shall mail written notice of any such Liquidation, not less than sixty (60) days prior to the payment date stated therein, to each Holder.

Liquidation Preferences

As of September 30, 2025, the liquidation preferences of the preferred stock were as follows:

Series A convertible preferred stock	$6,300,000
Series C convertible preferred stock	$1,344,000
Series D convertible preferred stock	$18,292,188

NOTE 8: RELATED PARTY TRANSACTIONS

As of September 30, 2025 and December 31, 2024, amounts due to related parties was $395,921 and $411,921, respectively. The advances are unsecured, non-interest bearing and due on demand. Amounts due to related parties consist of amounts due to current and former executives, and a board member.

As of September 30, 2025 and December 31, 2024, due to related parties includes $104,568 in advances from Mark Lynn, a director and former officer of the company, and accrued salary and expense reimbursements of $87,221 to current officers of the company.

In October 2022, the Company received advances from a director, Trevor Pettennude, totaling $325,000. The advances are unsecured, non-interest bearing and due on demand. As of September 30, 2025 and December 31, 2024, $174,000 and $190,000, respectively, was outstanding.

NOTE 9: WARRANTS AND OPTIONS

Common Stock Warrants

A summary of information related to common stock warrants for the nine months ended September 30, 2025 is as follows:

	Common	Weighted
	Stock	Average
	Warrants	Exercise Price
Outstanding - December 31, 2024	45,701	$580.12
Granted	36,788,155	0.42
Exercised	(4,376,820)	0.12
Forfeited	(20,555)	-
Outstanding - September 30, 2025	32,436,481	$1.18

Exercisable at September 30, 2025	32,436,481	$1.18

DIGITAL BRANDS GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Warrant Transactions

Vendor Agreement

On or around January 21, 2025, the Company entered into a vendor agreement (the “Vendor Agreement”) with MavDB Consulting LLC (the “Vendor”). The engagement of the Vendor is for a five year period and the vendor services to be provided include, but are not limited to, product content production, social media marketing, engagement of influencers and student athletes for product awareness, and event and staffing costs (the “Services”). In consideration for the Services, the Company will pay the Vendor a vendor fee equal to $3,000,000 (the “Cash Fee”) within thirty calendar days after the date of the Vendor Agreement (the “Payment Period”), provided, however, that Vendor may elect to receive the Vendor Shares (as defined below) and/or Vendor Pre-Funded Warrants (as defined below) as described below in lieu of the Cash Fee by providing written notice to the Company of such election during the Payment Period (the “Written Notice”). The “Vendor Shares” shall mean a number of common stock equal to the Cash Fee divided by $1.45, provided, however, if the issuance of any of the Vendor Shares would cause the Vendor to exceed 4.99% of the of the outstanding Common Stock, as determined in accordance with Section 16 of the Exchange Act and the regulations promulgated thereunder, then the Company shall instead issue to Vendor pre-funded warrants (the “Vendor Pre-Funded Warrants”) for the purchase of the amount of Vendor Shares in excess of the beneficial ownership limitation, provided, further, that if the Vendor specifies in the Written Notice that the Vendor elects to receive Vendor Pre-Funded Warrants in lieu of the entire amount of the Vendor Shares, then the Company shall instead issue to Vendor the Vendor Pre-Funded Warrants to purchase the entire amount of the Vendor Shares. The Vendor delivered the Written Notice to the Company during the Payment Period in lieu of the Cash Fee and the Company issued the Vendor Pre-Funded Warrants for the purchase of 2,068,965 shares of common stock to the Vendor on January 21, 2025. The fair value of the Vendor Pre-Funded Warrants was $3,000,000, or $1.45 per share, which was included as prepaid expenses on the consolidated balance sheet as of September 30, 2025.

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

February 2025 Offering

On February 18, 2025, the Company issued 748,705 warrants to RBW Capital Partners LLC, through Dawson James Securities, Inc. (the “Placement Agent”), entitling the holder to purchase 568,267 shares of common stock at an exercise price of $0.759 per share (the “Placement Agent Warrants”). Out of above issued warrants, 454,614 warrants has been exercised in quarter ending September 30, 2025.

In February 2025, the Company issued 33,970,485 warrants pursuant to the February 2025 Offering (see Note 7) which includes 11,239,805 pre-funded warrants with no expiration date for exercise. Of the above 33,970,485 warrants issued, 3,182,375 warrants were exercised for shares of common stock in the first quarter of 2025 and 454,614 warrants were exercised for shares of common stock in the third quarter of 2025.

The Company received proceeds of $543,056 pursuant to warrant exercises in the third quarter of 2025.

Stock Options

As of September 30, 2025, and December 31, 2024, the Company had 31 stock options outstanding with a weighted average exercise price of $452,500 per share.

Stock-based compensation expense of $0 and $1,060 was recognized for the three months ended September 30, 2025 and 2024, and $0 and $169,261 was recognized for the nine months ended September 30, 2025 and 2024, respectively.

DIGITAL BRANDS GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

The Company currently maintains one leased property under a month-to-month agreement, which is classified as a short-term leases in accordance with ASC 842. The first property, located in Vernon, California, serves as the Company’s warehouse and distribution Center, encompassing approximately 42,000 square feet with a monthly base rent of $12,000.

NOTE 11: STOCK PAYABLE

In July 2025, the Company entered into a three-year exclusive private label manufacturing agreement with AAA Tuscaloosa, LLC to produce knit apparel for the University of Alabama. In return, the Company agreed to issue $1 million in common stock per year, with a 15-month make-whole guarantee, and to invest $1 million in marketing and product development by the end of 2025. As of September 30, 2025, the incurred $69,406 in marketing services pursuant to the agreement based on the 3 year term, pursuant to which shares of common stock are payable. As of September 30, 2025, the Company recognized a corresponding outstanding stock payable of $69,406 per the condensed consolidated balance sheet. The shares are expected to be issued in the fourth quarter of 2025.

In July and August 2025, the Company received $5,030,248 in proceeds related to the exercise of warrants originally issued in February 2025. As of September 30, 2025, the warrants had not yet been exercised nor were the shares yet issued. Accordingly, the proceeds has been recognized as stock payable as of September 30, 2025 and will be reclassified to equity upon the issuance of the shares. The shares are expected to be issued in the fourth quarter of 2025.

NOTE 12: CONTINGENCIES

●	On March 21, 2023, a vendor filed a lawsuit against the Company related to trade payables totaling approximately $43,501. Such amounts include interest due, and are included in accounts payable, net of payments made to date, in the accompanying consolidated balance sheets. The Company does not believe it is probable that the losses in excess of such trade payables will be incurred.

●	On November 16, 2023 a vendor filed a lawsuit against the company related to trade payables totaling approximately $345,384 , which represents past due fees and late fees. Such amounts are included in the accompanying balance sheets. The Company does not believe it is probable that losses in excess of such pay trade payables will be incurred.

●	On March 20, 2024, a former temporary worker engaged through a third-party placement agency, who was never an employee of the Company, filed a wrongful termination lawsuit against the Company. The Company is disputing this claim. The matter is scheduled for arbitration this fall.

●	On April 17, 2024, a former employee filed a wrongful termination lawsuit against the Company. The employee was part of the marketing team, which was fully transitioned to a third-party outsourced marketing solution. The Company disputed the claim and initially pursued arbitration; however, the matter was settled in May 2025 for a payment by the company of $81,000. Of this amount, $41,000 was paid in June 2025, with the remaining $40,000 to be paid in three equal installments of $13,000 in July, August 2025, and September 2025.

●	In June 2021, a vendor filed a lawsuit against Bailey related to a retail store lease in the amount of $1,500,000. The Company is disputing the claim for damages and the matter is ongoing. The vendor has recently updated the claim to now be $450,968 after signing a long-term lease with another brand for this location. The Company is disputing this new amount after review of the lease.

●	On November 15, 2023, a vendor, Simon Showroom, filed a lawsuit against the company related to trade payables totaling approximately $582,208, representing “double damages,” while the actual amount due to the vendor was $292,604. The case was settled in full on December 10, 2024, for a total settlement amount of $400,000. As part of the settlement, the Company paid $50,000 in December 2024, followed by a $60,000 payment in February 2025. As of September 30, 2025, the Company had an outstanding balance of $130,000 remaining, with monthly payments of $30,000 being made under the terms of the settlement agreement.

All claims above, to the extent management believes it will be liable, have been included in accounts payable and accrued expenses and other liabilities in the accompanying consolidated balance sheet as of September 30, 2025.

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

DIGITAL BRANDS GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

NOTE 13: INCOME TAXES

The Company has historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. The Company has used a discrete effective tax rate method to calculate taxes for the nine months ended September 30, 2025. The Company determined that since small changes in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate for the nine months ended September 30, 2025.

The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. The Company assessed the need for a valuation allowance against its net deferred tax assets and determined a full valuation allowance is required due, cumulative losses through September 30, 2025, and no history of generating taxable income.

NOTE 14: SUBSEQUENT EVENTS

On October 17, 2025, the Company filed a registration statement on Form S-1 (the “Prospectus”) with the U.S. Securities and Exchange Commission (the “SEC”) to register the resale, from time to time, of up to 1,442,308 shares of its common stock, par value $0.0001 per share (the “Common Stock”), by certain selling stockholders.

The registered shares consist of (i) up to 360,577 shares issuable to AAA Tuscaloosa, LLC, pursuant to the Exclusive Private Label Manufacturing Agreement dated July 16, 2025 (the “AAA Agreement”), and (ii) up to 1,081,731 shares issuable to Traffic Holdco, LLC, pursuant to the Exclusive Private Label Manufacturing Agreement dated July 16, 2025 (the “Holdco Agreement”).

The Company will not receive any proceeds from the sale of shares by the selling stockholders under this registration.

In October 2025, the Company issued 600,000 shares of common stock upon the exercise of pre-funded warrants that were originally issued in February 2025. The exercise price of the prefunded warrants was $0.0001 per share, resulting in minimal proceeds to the Company.

On November 7, 2025, the Company filed a shelf registration statement under Form S-3 to register up to US $100 million of securities, including common stock, preferred stock, debt securities, warrants, and rights for future issuance..

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

Substantial Indebtedness

As of September 30, 2025, we had an aggregate principal amount of debt outstanding of approximately $6.4 million. We believe this amount of indebtedness may be considered significant for a company of our size and current revenue base. Our substantial debt could have important consequences to us. For example, it could:

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

Series D Preferred Stock Offering

In August 2025, the Company completed the initial closing of a private investment in public equity (PIPE) offering, issuing approximately 14,031.25 shares of Series D Convertible Preferred Stock, par value $0.0001 per share, with a stated value of $1,000 per share, for gross cash proceeds of approximately $11.2 million (aggregate stated value of $14.0 million). The shares are convertible into common stock at a price equal to 80% of the lowest closing price of the Company’s common stock for the five trading days immediately preceding the conversion date, subject to ownership limitations.

In September 2025, pursuant to an amendment to the original agreement, the Company issued an additional 1,875 Series D Preferred shares to an investor for gross proceeds of $1.5 million, increasing the stated value to $1,150 per share (aggregate stated value of $2.16 million).

The Company is required to hold the proceeds from the offering in a segregated bank account, with 50% released upon the second closing and the remaining 50% to be released upon satisfaction of the following conditions: (i) shareholder approval of the reverse stock split and 20% rule, and (ii) SEC effectiveness of the resale registration statement.

The Series D Preferred Stock carries a conversion feature into common stock, subject to Nasdaq ownership limitations, and was issued at a discount, resulting in aggregate gross proceeds of $12.7 million before deducting offering costs.

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

Our Financial Position

For the three months ended September 30, 2025 and 2024, we generated net revenues of $1.6 million and $2.4 million, respectively, and reported net loss of $3.5 million and $3.5 million, respectively. For the nine months ended September 30, 2025 and 2024, we generated net revenues of $5.8 million and $9.4 million, respectively, and reported net loss of $7.7 million and $7.7 million, respectively. As noted in our unaudited condensed consolidated financial statements, as of September 30, 2025, we had an accumulated deficit of $134.8 million.

Results of Operations

Three Months Ended September 30, 2025 compared to Three Months Ended September 30, 2024

The following table presents our results of operations for the three months ended September 30, 2025 and 2024:

	Three Months Ended
	September 30,
	2025	2024
Net revenues	$1,653,776	$2,440,801
Cost of net revenues	947,167	1,319,214
Gross profit	706,609	1,121,587
General and administrative	2,193,205	2,429,040
Sales and marketing	1,603,728	655,833
Other operating expenses	238,880	780,879
Operating loss	(3,329,204)	(2,144,165)
Other expenses	(122,746)	(797,072)
Loss before provision for income taxes	(3,451,950)	(3,541,237)
Provision for income taxes	-	-
Net loss	$(3,451,950)	$(3,541,237)

Net Revenues

Net revenues decreased by $0.8 million to $1.6 million for the three months ended September 30, 2025, compared to $2.4 million in the corresponding fiscal period in 2024. The decrease was primarily associated with the Company dropping its largest wholesale account due to its very low gross margins and operational costs required to manage this account.

The Company expects this decline in wholesale revenue to be offset in the remainder of 2025 as a result of the Company’s second largest wholesale account’s anticipated doubling of the number of its domestic retail doors from 50 to 100 and expansion of its international doors.

Gross Profit

Our gross profit decreased by $0.4 million for the three months ended September 30, 2025 to $0.7 million from a gross profit of $1.1 million for the corresponding fiscal period in 2024. The decrease in gross profit was primarily attributable to a decrease in sales compared to corresponding figure in 2024.

Our gross margin was 43% for three months ended September 30, 2025, compared to 46% for the three months ended September 30, 2024.

The Company expects gross margins to expand as revenues increase and leverage fixed costs, a higher mix of e-commerce revenue, which as higher gross margins and the mix of wholesale accounts with higher gross margins.

Operating Expenses

Operating expenses totaled $4.0 million for the three months ended September 30, 2025, consistent with $3.9 million for the corresponding period in 2024, reflecting no significant change year over year.

Other Expense

Other expense was $0.1 million for the three months ended September 30, 2025, compared to $0.8 million for the three months ended September 30, 2024, primarily consisting of interest expense.

Net Loss

Our net loss was $3.5 million for the three months ended September 30, 2025 compared to $3.5 million in 2024.

Nine Months Ended September 30, 2025 compared to Nine Months Ended September 30, 2024

The following table presents our results of operations for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended
	September 30,
	2025	2024
Net revenues	$5,776,856	$9,413,457
Cost of net revenues	3,486,240	5,012,457
Gross profit	2,290,616	4,401,000
General and administrative	5,694,257	6,347,460
Sales and marketing	3,464,110	1,979,173
Other operating expenses	443,230	1,345,412
Operating loss	(7,310,981)	(4,671,045)
Other expenses	(348,741)	(2,464,407)
Loss before provision for income taxes	(7,659,722)	(7,735,453)
Provision for income taxes	-	-
Net loss	$(7,659,722)	$(7,735,453)

Net Revenues

Net revenues decreased by $3.6 million to $5.8 million for the nine months ended September 30, 2025, compared to $9.4 million in the corresponding fiscal period in 2024. The decrease was primarily associated with the Company dropping its largest wholesale account due to its very low gross margins and operational costs required to manage this account. The other major factor for the decline was limited cash for marketing for half the first quarter until the closing of February 2025 Offering, a delay in wholesale shipments, and lower ecommerce revenues across each brand due to less digital advertising spend.

This decline in wholesale revenue will be offset throughout the year by the Company’s second largest wholesale account asking to double the number of domestic retail doors from 50 to 100 and also expand to their international doors.

With the Company’s continued increase in marketing spend, digital revenue also showed growth during the third quarter.

Gross Profit

Our gross profit decreased by $2.1 million for the nine months ended September 30, 2025 to $2.3 million from a gross profit of $4.4 million for the corresponding fiscal period in 2024. The decrease in gross margin was primarily attributable to a decrease in sales, as well as approximately $0.5 million in inventory write-offs incurred in the second quarter of 2025.

Our gross margin was 40% for nine months ended September 30, 2025, compared to 47% for the nine months ended September 30, 2024. The decrease in gross margin was due to the deleverage associated with fixed costs in gross margins including warehouse and distribution rent, patternmakers and other fixed costs over a lower revenue total, as well as approximately $0.5 million in inventory write-offs incurred in the second quarter of 2025.

The Company expects gross margins to expand as revenues increase and leverage fixed costs, a higher mix of e-commerce revenue, which as higher gross margins and the mix of wholesale accounts with higher gross margins.

Operating Expenses

Operating expenses decreased by $0.1 million for the nine months ended September 30, 2025, as compared to $9.7 million for the corresponding fiscal period in 2024.

Other Expense

Other expense was $0.4 million for the nine months ended September 30, 2025, compared to $2.46 million for the nine months ended September 30, 2024, primarily consisting of interest expense.

Net Loss

Our net loss was $7.7 million for the nine months ended September 30, 2025 compared to $7.7 million in 2024. Despite a decline in revenue, the Company maintained its net loss due to effective cost-cutting measures and operational efficiencies.

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

As of September 30, 2025, we had cash of $6.7 million, restricted cash of $5.7 million and a working capital deficit of $4.8 million. The Company requires significant capital to meet its obligations as they become due. As of November 14, 2025, based on the current state of operations, and the unrestricted cash on hand of approximately $5.7 million, the Company believes that the substantial doubt about the Company’s ability to continue as a going concern has been alleviated. Management believes that the Company has sufficient capital to meet its financial obligations for the next 12 months.

Cash Flow Activities

The following table presents selected captions from our condensed statements of cash flows for the nine months ended September 30, 2025, and 2024:

	Nine Months Ended
	September 30,
	2025	2024
Net cash provided by operating activities:
Net loss	$(7,659,722)	$(7,735,452)
Non-cash adjustments	$1,615,530	$6,025,549
Change in operating assets and liabilities	$(5,109,352)	$(1,583,366)
Net cash used in operating activities	$(11,153,544)	$(3,293,269)
Net cash used in investing activities	$-	$(101,081)
Net cash provided by financing activities	$23,396,112	$3,662,923
Net change in cash	$12,242,568	$268,573

Cash Flows Used In Operating Activities

Our cash used in operating activities increased by $7.8 million to $11.2 million for the nine months ended September 30, 2025, compared to cash used in operating activities of $3.3 million for the corresponding fiscal period in 2024. The increase in net cash used in operating activities was primarily driven by higher operational losses, including increased sales and marketing expenses, and lower non-cash charges in 2025.

Cash Flows Used in Investing Activities

Our cash used in investing activities was nominal in 2025 and 2024.

Cash Flows Provided by Financing Activities

Cash provided by financing activities was $23.4 million for the nine months ended September 30, 2025, compared to $3.7 million for the nine months ended September 30, 2024. Cash inflows in 2025 included $6.6 million in net proceeds from the issuance from the common stock and pre-funded warrants and $11.4 million from issuance of series D preferred stock and $ 5.5 million from proceeds received from exercise of warrants.

Contractual Obligations and Commitments

As of September 30, 2025, we had $6.4 million in outstanding principal on debt, primarily our promissory notes due to the Bailey sellers, U.S. Small Business Association (“SBA”) Paycheck Protection Program (PPP) loans, and merchant advances. Aside from our remaining non-current SBA obligations, all outstanding loans have maturity dates through 2025.

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

Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may, therefore, not be comparable to those of companies that comply with such new or revised accounting standards.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, who serve as our principal executive officer and principal financial and accounting officer, respectively, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. In making this evaluation, our management considered the material weakness in our internal control over financial reporting described below. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2025.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are currently involved in, and may in the future be involved in, legal proceedings, claims, and government investigations in the ordinary course of business. These include proceedings, claims, and investigations relating to, among other things, regulatory matters, commercial matters, intellectual property, competition, tax, employment, pricing, discrimination, consumer rights, personal injury, and property rights. These matters also include the following:

●	On March 21, 2023, a vendor filed a lawsuit against the Company related to trade payables totaling approximately $43,501. Such amounts include interest due, and are included in accounts payable, net of payments made to date, in the accompanying consolidated balance sheets. The Company does not believe it is probable that the losses in excess of such trade payables will be incurred.

●	On November 16, 2023, a vendor filed a lawsuit against the Company related to trade payables totaling approximately $345,384, which represents past due fees and late fees. Such amounts are included in the accompanying balance sheets. The Company does not believe it is probable that the losses in excess of such pay trade payables will be incurred.

●	On March 20, 2024, a former temporary worker engaged through a third-party placement agency, who was never an employee of the Company, filed a wrongful termination lawsuit against the Company. The Company is disputing this claim. The individual has since engaged a new law firm, The Finkel Firm, and the matter is scheduled for arbitration this fall.

●	On April 17, 2024, a former employee filed a wrongful termination lawsuit against the Company. The employee was part of the marketing team, which was fully transitioned to a third-party outsourced marketing solution. The Company disputed the claim and initially pursued arbitration; however, the matter was settled in May 2025 for a total of $81,000. Of this amount, $41,000 was paid in late June 2025, with the remaining $40,000 to be paid in three equal installments of $13,000 at the end of July, August, and September 2025.

●	In June 2021, a vendor filed a lawsuit against Bailey 44 related to a retail store lease in the amount of $1.5 million. The Company is disputing the claim for damages and the matter is ongoing. The vendor has recently updated the claim to now be $450,968 after signing a long-term lease with another brand for this location. The Company is disputing this new amount after review of the lease.

●	On November 15, 2023, a vendor, Simon Showroom, filed a lawsuit against Digital Brands Group related to trade payables totaling approximately $582,208, representing “double damages,” while the actual amount due to the vendor was $292,604. The case was settled in full on December 10, 2024, for a total settlement amount of $400,000. As part of the settlement, the Company paid $50,000 in December 2024, followed by a $60,000 payment in February 2025. As of September 30, 2025, the Company has an outstanding balance of $130,000 remaining, with monthly payments of $30,000 being made under the terms of the settlement agreement.

All claims above, to the extent management believes it will be liable, have been included in accounts payable and accrued expenses and other liabilities in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2025.

Depending on the nature of the proceeding, claim, or investigation, we may be subject to monetary damage awards, fines, penalties, or injunctive orders. Furthermore, the outcome of these matters could have a material adverse effect on our business, results of operations, and financial condition. The outcomes of legal proceedings, claims, and government investigations are inherently unpredictable and subject to significant judgment to determine the likelihood and amount of loss related to such matters. While it is not possible to determine the outcomes, we believe based on our current knowledge that the resolution of all such pending matters will not, either individually or in the aggregate, have a material adverse effect on our business, results of operations, cash flows, or financial condition.

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

(c) During the quarter ended September 30, 2025, no director or officer of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

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

DIGITAL BRANDS GROUP, INC.

Date: November 14, 2025	By:	/s/ John Hilburn Davis IV
John Hilburn Davis IV
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2025	By:	/s/ Reid Yeoman
Reid Yeoman
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

