Form 10-K
period 2025-12-31
Digital Brands Group, Inc.
filed 2026-04-15
CIK 1668010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)1 OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 001-40400

DIGITAL BRANDS GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada	46-1942864
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1400 Lavaca Street

Austin, TX 78701

(Address of principal executive offices, including zip code)

(209) 651-0172

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	DBGI	Nasdaq Capital Markets
Warrants, each exercisable to purchase one share of common stock	DBGI	Nasdaq Capital Markets

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

As of June 30, 2025, the aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of the shares of common stock on June 30, 2025, was approximately $40,197,117.

As of April 15, 2026, the Company had 16,629,371 shares of common stock, $0.0001 par value, issued and outstanding.

Documents Incorporated by Reference: None.

DIGITAL BRANDS GROUP, INC.

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

PART I

References in this Annual Report on Form 10-K to “we,” “us,” “Digital Brands Group,” “DBG,” “Company,” or “our company” are to Digital Brands Group, Inc., a Nevada corporation, and its consolidated subsidiaries, Bailey 44, LLC (“Bailey”), MOSBEST, LLC (“Stateside”) and SUNNYSIDE, LLC (“Sundry”). References to “management” or our “management team” are to our executive officers and directors.

ITEM 1.	BUSINESS

Recent Developments

During 2025, the Company entered into several strategic agreements to expand its collegiate apparel and marketing platform, including arrangements with AAA Tuscaloosa (University of Alabama), LLC, Traffic Holdco, LLC, Buffalo Sports Properties / Learfield, The Grove Collective, LLC, and MavDB Consulting LLC.

Effective July 16, 2025, the Company entered into Exclusive Private Label Manufacturing Agreements with AAA Tuscaloosa, LLC and Traffic Holdco, LLC. Under these agreements, the Company manufactures collegiate-branded apparel for distribution through university channels and related platforms. In connection with these arrangements, the Company agreed to issue common stock with total equity commitments of approximately $3.0 million for AAA and a minimum of $9.0 million for Traffic Holdco over three-year terms. The shares are issued in exchange for services including licensing access, marketing, distribution, and compliance support and are accounted for in accordance with ASC 718. The Company records prepaid assets for the fair value of shares issued, which are amortized over the respective agreement terms. Both agreements include make-whole provisions (through March 2027) requiring the Company to issue additional shares or cash if the fair value of shares delivered falls below the guaranteed commitment; accordingly, the awards are liability-classified and remeasured at fair value each reporting period through earnings.

Effective December 3, 2025, the Company entered into a Marketing and Sponsorship Agreement with Buffalo Sports Properties, LLC, a Learfield property, for the University of Colorado athletic program. Under the agreement, the Company receives sponsorship, media, and NIL marketing benefits in exchange for annual consideration of $550,000, consisting of $350,000 in equity and $200,000 in cash, over a three-year term. The equity component is accounted for under ASC 718 and is subject to an 18-month make-whole provision (through June 2027), resulting in liability classification and periodic fair value remeasurement. The cash component is recorded as prepaid sponsorship expense and amortized over the period the related services are received. The agreement also includes variable and fixed NIL-related funding arrangements, which are recognized as expense as incurred or when the related activities occur.

Effective November 19, 2025, the Company entered into an Exclusive Private Label Manufacturing Agreement with The Grove Collective, LLC. In connection with the agreement, the Company issued shares of common stock with an aggregate fair value of approximately $2.9 million, representing a total equity commitment of $3.0 million. The shares vested immediately and are accounted for as consideration for services, including marketing and distribution support. The Company recorded a prepaid asset for the fair value of the shares issued, which is being amortized over the three-year term. For the year ended December 31, 2025, approximately $0.1 million of marketing expense was recognized, with the remaining balance recorded as prepaid expense.

On March 12, 2025, the Company entered into a Vendor Agreement with MavDB Consulting LLC to provide capital markets advisory and consulting services, including investor introductions and strategic advisory support. In connection with the agreement, the Company agreed to pay a one-time fee of approximately $2.5 million. The costs associated with this agreement are recognized as expense as the related services are performed.

As of December 31, 2025, no make-whole payments were required under any of the above agreements, as the fair value of shares issued exceeded the respective contractual commitments.

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

On January 21, 2025, the Company entered into a five-year marketing services agreement with MavDB Consulting LLC for services including content production, social media marketing, and student athlete engagement. As consideration, the Company issued pre-funded warrants to purchase 2,068,965 shares of common stock at $0.01 per share, exercisable immediately and expiring five years from issuance, subject to a 4.99% beneficial ownership limitation (adjustable to 9.99% upon 61 days’ notice). The issuance was made in reliance on Section 4(a)(2) of the Securities Act.

On January 22, 2025, the Company issued a promissory note in the principal amount of $260,000 (purchase price $200,000 after a $60,000 original issue discount) to an accredited investor, maturing April 22, 2025, with default interest at 16% per annum.

Reverse Stock Split

In December 2024, following the approval of shareholders, we completed a one-for-50 (1-for-50) reverse stock split (the “Reverse Stock Split”). As a result of the Reverse Stock Split, every fifty (50) shares of the Company’s Pre-Reverse Stock Split common stock was combined and automatically became one (1) share of common stock. The Reverse Stock Split did not (i) change the authorized number of shares, (ii) change the par value of the common stock, or (iii) modify any voting rights of the common stock.

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

Completion of offering Common Stock and Pre-Funded Warrants

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

[open]

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

●	Sundry offers distinct collections of women’s clothing, including dresses, shirts, sweaters, skirts, shorts, athleisure bottoms and other accessory products. Sundry’s products are coastal casual and consist of soft, relaxed and colorful designs that feature a distinct French chic, resembling the spirits of the French Mediterranean and the energy of Venice Beach in Southern California. Sundry is primarily a wholesale brand that we will be transitioning to a digital, direct-to-consumer brand.

●	Avo is a collegiate licensed loungewear brand that offers t-shirts, tanks, fleece sweats, shorts, and other loungewear products. Avo eliminates the wholesale mark-up, so its products have a sharper price point. Avo works directly with the colleges and universities to design and create compelling products that feature student-athletes, fraternities and sororities in our digital ads, emails, SMS and website photos. Avo has raised over $17 million for student athletes since it was launched in April 2025. Avo leverages the Company’s current design and supply chain infrastructure, so we use similar or the same fabrics and contractors for Avo that we do for our other brands. We currently have ten universities on the website, and expect to announce significantly more universities over the next few months.

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

In April of 2024, we entered into a retail store sublease for approximately 3.5 years at the Simon Premium Outlet in Allen, TX, a suburb of Dallas. We opened the store in April 2024 The Company closed the store in October 2024 to focus on its e-commerce strategy with VaynerCommerce, a digital marketing agency.

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

We leverage the Digital Brands Group marketing and data analytics team to create cross-marketing campaigns based on the customer data respective to each brand’s customer base. As an example, the Digital Brands Group’s marketing and data team reviews the customer data across all our portfolio brands and will work with each brand to identify the new customers from our other portfolio brands that they can target and what styles and looks should be created for each of those customer cohorts. The brand level employees then execute the looks and styles and create the customized customer communication based on the information and data from the Digital Brands Group marketing and data teams.

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

Avo — Brand Summary

Avo is a collegiate licensed loungewear brand that offers t-shirts, tanks, fleece sweats, shorts, and other loungewear products. Avo eliminates the wholesale mark-up, so its products have a sharper price point. Avo works directly with the colleges and universities to design and create compelling products that feature student-athletes, fraternities and sororities in our digital ads, emails, SMS and website photos. Avo has raised over $17 million for student athletes since it was launched in April 2025. Avo leverages the Company’s current design and supply chain infrastructure, so we use similar or the same fabrics and contractors for Avo that we do for our other brands. We currently have ten universities on the website, and expect to announce significantly more universities over the next few months.

Avo launched in late August 2024 as an everyday essentials brand. In April 2025, Avo pivoted to a collegiate licensed model, which launched at the University of Alabama through Yea Alabama. Since April 2025, Avo has added 9 universities to its offering and expects to add significantly more over the next few months. Prices for t-shirts and tanks range from $30 to $58 based on the fabric quality, gender and style (such as hoodies vs crew necks). The women’s softest fleece are $68 and we are launching a new fleece product for men and women that will arrange from $68 to $88 based on style and gender. Other product prices will range from $48 for shorts to $98 for quarter zips, polos or sweaters. Avo pays a royalty rate to each university based on the university’s royalty rates. Avo focuses on supporting female student athletes. Avo also works directly with the Greek life at these universities.

Sales and Distribution

DSTLD and Avo products are sold primarily direct-to-consumer, via our website. By selling direct-to-consumer, we are able to eliminate the wholesale mark-up and offer sharper pricing to the customer. At some universities, Avo does sell through the university’s bookstores, at which point are margins are much lower as we do not add a wholesale mark-up. Avo believes this channel is a marketing channel that has a slight profit and creates a physical touch point with the customer.

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

Instagram and Influencer Marketing

Instagram and influencer marketing is one of our largest initiatives. On a weekly basis, we reach out to and receive requests from tastemakers in fashion, lifestyle, and photography. We have developed a certain set of criteria for working with influencers (for example, engagement level, aesthetic, audience demographic) that have enabled us to garner impactful impressions. Our focus is not on the size of an account, but on creating organic relationships with influencers who are excited to tell our story. While most of our collaborations are compensated solely through product gifts, we also offer an affiliate commission of up to 20% through the influencer platforms.

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

Celebrity and Influencer Gifting

We approach celebrity gifting in a strategic, discerning manner. We have longstanding, personal relationships with the industry’s top stylists; we do not send clothing blindly or unsolicited. We have successfully placed clothing (and as a result, fashion press) on a number of well-known A-list celebrities and well known influencers.

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

Competition

Our business depends on our ability to create consumer demand for our brands and products. We focus on designing products that we hope exceed consumer expectations, which should result in retention and repurchases. We plan to invest in cross merchandising brands to customers through customized customer communications and personalized styles and looks utilizing products across all our portfolio brands, which we believe creates a competitive advantage for our brands versus single brands. The markets in which we compete are highly competitive. Competition may result in pricing pressures, reduced profit margins or lost market share, or a failure to grow or maintain our market share, any of which could substantially harm our business and results of operations. We compete directly against wholesalers and direct retailers of apparel, including large, diversified apparel companies with substantial market share and strong worldwide brand recognition. Many of our competitors, including Vince, James Perse, Rag & Bone, Madewell, AG, FRAME, All Saints, and Vouri, have significant competitive advantages, including longer operating histories, larger and broader customer bases, more established relationships with a broader set of suppliers, greater brand recognition and greater financial, research and development, marketing, distribution, and other resources than we do.

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

Employees

As of December 31, 2025, we had 33 employees, all of whom were full-time employees. None of our employees is currently covered by a collective bargaining agreement. We have had no labor-related work stoppages and we believe our relationship with our employees is strong.

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

Below is a summary of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	We have incurred significant net losses since our inception and cannot assure you that we will achieve or maintain profitable operations.

●	If we do not obtain adequate capital funding or improve our financial performance, we may not be able to continue as a going concern.

●	Widespread outbreak of an illness or any other public health crisis could materially and adversely affect, and has materially and adversely affected, our business, financial condition and results of operations.

●	If our efforts to locate desirable targets are unsuccessful or if we are unable to acquire desirable companies on commercially reasonable terms, we may not be able to grow the business, and our revenues and operating results will be adversely affected.

●	We may not be able to successfully integrate future acquisitions or generate sufficient revenues from future acquisitions, which could cause our business to suffer.

●	We may be subject to claims arising from the operations of our various businesses for periods prior to the dates we acquired them.

●	Our ability to acquire additional businesses may require issuances of our common stock and/or debt financing that we may be unable to obtain on acceptable terms.

●	We have an amount of debt which may be considered significant for a company of our size, which could adversely affect our financial condition and our ability to react to changes in our business.

●	We may not be able to generate sufficient cash to service all our debt or refinance our obligations and may be forced to take other actions to satisfy our obligations under such indebtedness, which may not be successful.

●	Our results of operations have been and could be in the future adversely affected as a result of asset impairments.

●	If we fail to effectively manage our growth, our business, financial condition and operating results could be harmed.

●	If we are unable to anticipate and respond to changing customer preferences and shifts in fashion and industry trends in a timely manner, our business, financial condition and operating results could be harmed.

●	Our business depends on our ability to maintain a strong portfolio of brands and engaged customers. We may not be able to maintain and enhance our existing brand portfolio if we receive customer complaints, negative publicity or otherwise fail to live up to consumers’ expectations, which could materially adversely affect our business, operating results and growth prospects.

●	An economic downturn or economic uncertainty in the United States may adversely affect consumer discretionary spending and demand for our products.

●	We operate in highly competitive markets and the size and resources of some of our competitors may allow them to compete more effectively than we can, resulting in a loss of our market share and a decrease in our net revenue.

●	Use of social media and influencers may materially and adversely affect our reputation or subject us to fines or other penalties.

●	If we fail to retain existing customers, or fail to maintain average order value levels, we may not be able to maintain our revenue base and margins, which would have a material adverse effect on our business and operating results.

●	We purchase inventory in anticipation of sales, and if we are unable to manage our inventory effectively, our operating results could be adversely affected.

●	Merchandise returns could harm our business.

●	We rely on third-party suppliers and manufacturers to provide raw materials for and to produce our products, and we have limited control over these suppliers and manufacturers and may not be able to obtain quality products on a timely basis or in sufficient quantity.

●	Our sales and gross margins may decline as a result of increasing product costs and decreasing selling prices.

●	Our operations are currently dependent on a single warehouse and distribution center, and the loss of, or disruption in, the warehouse and distribution center and other factors affecting the distribution of merchandise could have a material adverse effect on our business and operations.

●	Our sales and gross margins may decline because of increasing freight costs.

●	Increases in labor costs, including wages, could adversely affect our business, financial condition and results of operations.

●	Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

●	Our future success depends on our key executive officers and our ability to attract, retain, and motivate qualified personnel.

●	If we cannot successfully protect our intellectual property, our business could suffer.

●	If the technology-based systems that give our customers the ability to shop with us online do not function effectively, our operating results could be materially adversely affected.

●	Organizations face growing regulatory and compliance requirements.

●	Our failure to comply with trade and other regulations could lead to investigations or actions by government regulators and negative publicity.

●	Our business is affected by seasonality.

●	The price of our common stock has in the past and may in the future fluctuate substantially.

●	If we are not able to comply with the applicable continued listing requirements or standards of the NasdaqCM, Nasdaq could delist our common stock.

●	If we are unable to implement and maintain effective internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, which could adversely affect the market price of our common stock.

●	We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and as a result of the reduced disclosure and governance requirements applicable to emerging growth companies and smaller reporting companies, our common stock may be less attractive to investors and may make it more difficult to compare our performance with other public companies.

●	Future sales of our common stock, or the perception in the public markets that these sales may occur, may depress our stock price.

●	Provisions in our articles of incorporation and bylaws and under Nevada law could discourage a takeover that stockholders may consider favorable.

●	We may be required to issue additional shares of our common stock further to agreements whereby we acquired Bailey. Any such additional issuances would result in additional dilution to our stockholders.

●	We do not expect to pay any dividends in the foreseeable future.

●	If securities analysts do not publish favorable reports about us or if we, or our industry, are the subject of unfavorable commentary, the price of our common stock could decline.

Risks related to our financial condition and business.

We have incurred significant net losses since our inception and cannot assure you that we will achieve or maintain profitable operations.

We have incurred significant net losses since inception. Our net loss was approximately $28.3 and $13.1 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $155.35 million. We may continue to incur significant losses in the future for a number of reasons, including unforeseen expenses, difficulties, complications, delays, and other unknown events, as well as the inflationary and potentially recessive economic environment.

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

We have received capital funding to continue the business operations

The Company has historically incurred net losses and experienced negative cash flows from operations. As of December 31, 2025, we had a working capital deficit of $5.45 million. However, the Company has successfully obtained substantial capital funding, which provides the necessary liquidity to support its ongoing operations and allows it to continue as a going concern.

With this funding, we are positioned to execute our business strategy, invest in growth initiatives, and enhance our financial performance. While additional funding may be required in the future to support expansion, we are confident in our ability to secure capital on acceptable terms as needed.

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

While we continue to monitor our financial position and capital needs, our recent funding strengthens our ability to operate effectively, respond to competitive pressures, and achieve long-term profitability. Additionally, we remain mindful of any debt financing covenants that may restrict our ability to incur additional debt, pay dividends, or engage in certain transactions.

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

As of December 31, 2025, we had an aggregate principal amount of debt outstanding of approximately $6.5 million. We believe this is an amount of indebtedness which may be considered significant for a company of our size and current revenue base.

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

Our results of operations and financial condition have been and could be in the future adversely affected by impairments to goodwill, other intangible assets, receivables, long-lived assets or investments. For example, when we acquire a business, we record goodwill in an amount equal to the amount we paid for the business minus the fair value of the net tangible assets and other identifiable intangible assets of the acquired business. Goodwill and other intangible assets that have indefinite useful lives cannot be amortized, but instead must be tested at least annually for impairment. As a result of our acquisitions of Sundry, Stateside and Bailey, our goodwill and intangible assets as of December 31, 2025 were $5.8 and $6.1 million, respectively. During the years ended December 31, 2025, we recorded impairment expense of $4.4 million and $1.4 million pertaining to the goodwill and intangible assets. Any future impairments, including impairments of goodwill, intangible assets, long-lived assets or investments, could have a material adverse effect on our financial condition and results of operations for the period in which the impairment is recognized.

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

The market price of our common stock has in the past and could in the future be extremely volatile. From May 2021 to December 31, 2025, the high and low prices of our common stock as quoted on the NasdaqCM was $746,250 and $1.12, respectively (as appropriately adjusted for the 1-for-100 , 1-for-25 and 1-for-50 reverse stock splits effectuated by the Company in November 2022, August 2023 December 2024, respectively). The future market price of our common stock may be significantly affected by factors, such as:

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

There can be no assurance that we will successfully regain our Nasdaq listing. As our Common Stock and warrants are currently traded on the OTC marketplace, and as of the date of filing these financial statements, the company has not yet returned to NasdaqCM, our stockholders may experience reduced liquidity and increased difficulty in obtaining accurate price quotations. Additionally, the ability to issue additional securities for financing or other purposes, or to secure necessary funding in the future, may be materially and adversely affected due to the absence of a national securities exchange listing.

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

Provisions in articles of incorporation and bylaws and under Nevada law could discourage a takeover that stockholders may consider favorable.

Our articles of incorporation and bylaws may discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable because they, among other things:

●	the Nevada Revised Statutes, or NRS, “acquisition of controlling interest” statutes (NRS 78.378 through 78.3793, inclusive) contain provisions governing the acquisition of a controlling interest in certain Nevada corporations, and these “control share” laws provide generally that any person that acquires a “controlling interest” in certain Nevada corporations may be denied voting rights, unless a majority of the disinterested stockholders of the corporation elects to restore such voting rights; and

●	require the written request of stockholders holding an aggregate of 25% of shares of our common stock in order for stockholders to call a special meeting, which together with the elimination of stockholder action by written consent described above, makes it very difficult for stockholders to take action during the interim periods between annual meetings of stockholders.

As a Nevada corporation, we are also subject to the “acquisition of controlling interest” statutes contained in Sections 78.378 through 78.3793 of the NRS. Under Nevada law, an acquiring person who acquires a controlling interest in an “issuing corporation” may not exercise voting rights on any control shares unless such voting rights are conferred by a majority vote of the disinterested stockholders at a special or annual meeting. Additionally, Nevada’s business combination statutes prohibit an “interested stockholder” from entering into a “combination” with a Nevada corporation for three years after becoming an interested stockholder unless certain conditions are met, including board approval of the transaction. Our board of directors and disinterested stockholders could rely on these provisions to prevent or delay an acquisition of us.

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

We are currently involved in, and may in the future be involved in, legal proceedings, claims, and government investigations in the ordinary course of business. These include proceedings, claims, and investigations relating to, among other things, regulatory matters, commercial matters, intellectual property, competition, tax, employment, pricing, discrimination, consumer rights, personal injury, and property rights. These matters also include the following:

●	On March 20, 2024, a former temporary worker engaged through a third-party placement agency, who was never an employee of the Company, filed a wrongful termination lawsuit against the Company. The Company is disputing this claim. The Company settled this matter in March 2026 for $16,000.

●	On April 17, 2024, a former employee filed a wrongful termination lawsuit against the Company. The employee was part of the marketing team, which was fully transitioned to a third-party outsourced marketing solution. The Company disputed the claim and initially pursued arbitration; however, the matter was settled in May 2025 for a payment by the company of $81,000. Of this amount, $41,000 was paid in June 2025, with the remaining $40,000 to be paid in three equal installments of $13,000 in July, August 2025, and September 2025. The Company has made all the payments and the lawsuit is dismissed.

●	In June 2021, a vendor filed a lawsuit against Bailey related to a retail store lease in the amount of $1,500,000. The Company is disputing the claim for damages and the matter is ongoing. The vendor has recently updated the claim to now be $450,968 after signing a long-term lease with another brand for this location. The Company is disputing this new amount after review of the lease. In the summer of 2024, Century City Mall, LLC obtained a judgment against Bailey 44, LLC in the amount of approximately $1.4 million, inclusive of both damages for unpaid rent and attorney fees and costs. This amount is included within the liabilities of Bailey 44, LLC in these accompanying financial statements. In this action, Century City Mall is attempting to hold Digital liable for the judgment against Bailey 44 on the theory that Digital is Bailey 44’s “alter ego.” The case is set for trial on July 21, 2026. The Company is unable to weigh in on the likely outcome of the case but will vigorously defend.

●

In June 2022, a dispute originated due to a contractual arrangement involving alleged unpaid service fees of approximately $28,000, as well as additional disputed amounts, and counterclaims asserted by the Company for damages arising from website-related issues. A default judgment of approximately $28,000 was entered against the Company in January 2025. The Company is currently challenging the judgment and has initiated a new action reasserting its claims.

●	On November 15, 2023, a vendor, Simon Showroom, filed a lawsuit against the company related to trade payables totaling approximately $582,208, representing “double damages,” while the actual amount due to the vendor was $292,604. The case was settled in full on December 10, 2024, for a total settlement amount of $400,000. As part of the settlement, the Company paid $50,000 in December 2024, followed by a $60,000 payment in February 2025. As of December 31, 2025, the Company had an outstanding balance of $130,000 remaining, with monthly payments of $30,000 being made under the terms of the settlement agreement. The Company has made all payments, and the lawsuit is dismissed.

All claims above, to the extent management believes it will be liable, have been included in accounts payable and accrued expenses and other liabilities in the accompanying consolidated balance sheet as of December 31, 2025.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM. 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is quoted on The OTC Pink Marketplace under the symbol “DBGI”. Prior to December 18, 2024, the Company’s common stock was listed on the Nasdaq Capital Market. The OTC Market is a computer network that provides information on current “bids” and “asks,” as well as volume information.

For the fiscal years ended December 31, 2024 (through December 17, 2024) and 2023, the following table sets forth the high and low sale prices for our common stock as reported by The Nasdaq Stock Market (“Nasdaq”). Beginning on December 18, 2024, the Company’s common stock was quoted on the OTC Pink Marketplace. Accordingly, the table below sets forth the range of high and low closing bid quotations for our common stock as reported by the OTC Markets Group, beginning on December 18, 2024. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

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

	Low	High

Fiscal 2024
First Quarter (January 1, 2024 - March 31, 2024)	$115	$640
Second Quarter (April 1, 2024 - June 30, 2024)	$65.50	$242.50
Third Quarter (July 1, 2024 - September 30, 2024)	$15	$105.50
Fourth Quarter (October 1, 2024 - December 31, 2024)	$1.03	$30.34

Fiscal 2025
First Quarter (February 13, 2025 - March 20, 2025)	$1.06	$10.19
Second Quarter (May 6, 2025 - May 27, 2025)	$7.12	$17.13
Third Quarter (September 23, 2025 - August 25, 2025)	$4.245	$12.75
Fourth Quarter (November 20, 2025 - December 30, 2025)	$6.50	$13.25

Holders

On December 31, 2025, the last reported sale price of our Common Stock was $12.68 per share. There is no established public trading market for the Units, the Warrants or the Pre-Funded Warrants. We do not intend to apply for listing of the Units, the Warrants or the Pre-Funded Warrants on any securities exchange or recognized trading system. As of the date of this financial statement, 14,083,794 shares of common stock were issued and outstanding.

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

Recent Sales of Unregistered Securities

During the year ended December 31, 2025, the Company issued the following unregistered securities:

On January 21, 2025, the Company issued pre-funded warrants to purchase 2,068,965 shares of common stock to MavDB Consulting LLC in exchange for five-year marketing services. The warrants have an exercise price of $0.01 per share and are exercisable immediately.

On February 18, 2025, pursuant to securities purchase agreements, the Company issued 125,535 shares of common stock and 11,239,805 pre-funded warrants in an S-1 registered offering for aggregate gross proceeds of approximately $7.5 million.

On April 1, 2025, the Company issued 344,827 shares of common stock as consideration for the acquisition of certain technology assets from Open Daily Technologies Inc., representing fair value of approximately $2,948,276.

On August 13, 2025, the Company completed the initial closing of a private placement, issuing 14,031.25 shares of Series D Convertible Preferred Stock for gross proceeds of approximately $11.2 million to accredited investors.

On September 3, 2025, the Company issued 36,488 shares of common stock to Tradigital Marketing Group, LLC and 11,582 shares to Donohoe Advisory Associates LLC for services and conversion of accounts payable, respectively.

On September 26, 2025, the Company issued 1,875 additional shares of Series D Convertible Preferred Stock to an accredited investor for gross proceeds of $1.5 million pursuant to an amendment to the original Securities Purchase Agreement. On December 12, 2025, the Company issued an aggregate of 1,721,000 shares of common stock to AAA Tuscaloosa, LLC (285,714 shares), Traffic Holdco, LLC (857,143 shares), The Grove Collective, LLC (385,107 shares), and Learfield Communications LLC (193,036 shares) as consideration under the respective collegiate apparel agreements. All of the foregoing issuances were made without registration under the Securities Act of 1933 in reliance on the exemption from registration provided by Section 4(a)(2) thereof and Rule 506 of Regulation D promulgated thereunder. Each of the recipients represented that they were accredited investors and acquired the securities for investment purposes only. Securities Authorized for Issuance Under Equity Compensation Plans

We have adopted a 2020 Omnibus Incentive Stock Plan (the “2020 Plan”). An aggregate of 26 shares of our common stock is reserved for issuance and available for awards under the 2020 Plan, including incentive stock options granted under the 2020 Plan. The 2020 Plan administrator may grant awards to any employee, director, and consultants of the company and its subsidiaries. To date, grants covering 22 shares of common stock (as adjusted for the Reverse Stock Split) have been made under the 2020 Plan and 4 shares remain eligible for issuance under the 2020 Plan.

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

Unless otherwise indicated by the context, references to “DBG” refer to Digital Brands Group, Inc. solely, and references to the “Company,” “our,” “we,” “us” and similar terms refer to Digital Brands Group, Inc., together with its wholly-owned subsidiaries Bailey 44, LLC (“Bailey”), MOSBEST, LLC (“Stateside”) and SUNNYSIDE, LLC (“Sundry”).

Business Overview

Our Company

Digital Brands Group is a curated collection of lifestyle apparel brands, including Bailey 44, DSTLD, Stateside, and Sundry, that offers a variety of apparel products through direct-to-consumer and wholesale distribution channels. In 2025, the Company launched its collegiate name, image and likeness (NIL) apparel program, entering into multi-year agreements with AAA Tuscaloosa (University of Alabama), Traffic Holdco, The Grove Collective (Ole Miss), and Learfield/Buffalo Sports Properties (University at Buffalo). Our complementary brand portfolio provides us with the unique opportunity to cross merchandise our brands. We aim for our customers to wear our brands head to toe and to capture what we call “closet share” by gaining insight into their preferences to create targeted and personalized content specific to their cohort. Operating our brands under one portfolio provides us with the ability to better utilize our technological, human capital and operational capabilities across all brands. As a result, we have been able to realize operational efficiencies and continue to identify additional cost saving opportunities to scale our brands and overall portfolio.

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

As of December 31, 2025, we had an aggregate principal amount of debt outstanding of approximately $6.1 million.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

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

Prepaid Marketing Expenses and Liability-Classified Share-Based Awards

The Company enters into long-term marketing, licensing, manufacturing, and sponsorship arrangements with third-party service providers under which it may issue common stock or equity-linked instruments in exchange for future services, including distribution, licensing access, product specification support, and marketing and promotional activities. These arrangements are accounted for as share-based payments to nonemployees in accordance with ASC 718, Compensation—Stock Compensation.

Where share-based consideration is determined to be in exchange for distinct goods or services, including those received from a customer, the Company accounts for such transactions as the purchase of services. The Company recognizes a prepaid marketing or service asset measured at the grant-date fair value of the share-based consideration issued, representing the value of services to be received over the contractual term. Such prepaid assets are amortized on a straight-line basis over the period in which the related services are received, which generally corresponds to the contractual service period.

Certain share-based arrangements include make-whole provisions that require the Company to deliver a fixed monetary value using a variable number of shares, or, in certain cases, cash. These provisions result in liability classification under ASC 718 and ASC 480, Distinguishing Liabilities from Equity, as the Company has an obligation to settle a fixed dollar amount rather than a fixed number of shares.

Liability-classified share-based awards are initially measured at fair value on the grant date and subsequently remeasured at fair value at each reporting date until settlement. Changes in fair value are recognized in earnings in the period of change. Compensation cost is recognized over the requisite service period, with cumulative adjustments recorded for changes in fair value.

The Company evaluates features within these arrangements, including make-whole provisions, under ASC 815, Derivatives and Hedging, to determine whether such features should be accounted for separately as derivatives. The Company has concluded that these features qualify for the scope exception applicable to share-based payment arrangements and therefore are not accounted for as freestanding or embedded derivatives. Accordingly, no bifurcation is required.

The fair value of liability-classified share-based awards is estimated using a Monte Carlo simulation model. This valuation technique incorporates significant assumptions, including the Company’s stock price, expected volatility, risk-free interest rate, expected term, and other market-based inputs. Due to the use of significant unobservable inputs, these measurements are classified within Level 3 of the fair value hierarchy.

Separately, certain contractual marketing investment commitments represent best-efforts obligations and do not create a present obligation or identifiable asset. Accordingly, such costs are expensed as incurred in accordance with ASC 720, Advertising Costs.

Inventory

Inventory is stated at the lower of cost or net realizable value and accounted for using the weighted average cost method for DSTLD and first-in, first-out method for Bailey, Stateside and Sundry. The inventory balances as of December 31, 2025 and 2024 consist substantially of finished good products purchased or produced for resale, as well as any raw materials the Company purchased to modify the products and work in progress.

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

In addition, the amortization of the identifiable intangibles acquired in the acquisitions is included in operating expenses.

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

Results of Operations

Year ended December 31, 2025 compared to year ended December 31, 2024

The following table presents our results of operations for the years ended December 31, 2025 and 2024:

	Year Ended
	December 31,
	2025	2024
Net revenues	$7,380,921	$11,555,656
Cost of net revenues	6,326,300	7,911,536
Gross profit	1,054,621	3,644,120
General and administrative	9,674,699	8,652,361
Sales and marketing	14,596,126	2,896,698
Other operating expenses	6,317,573	2,295,843
Operating loss	(29,533,777)	(10,200,782)
Other expenses	1,281,219	(3,024,851)
Loss before provision for income taxes	(28,252,558)	(13,106,589)
Provision for income taxes	-	119,044
Net loss from continuing operations	(28,252,558)	(13,106,589)
Net loss	$(28,252,558)	$(13,106,589)

Net Revenues

Net revenues decreased by $4.2 million to $7.4 million for the year ended December 31, 2025, compared to $11.6 million in the corresponding fiscal period in 2024. The decrease was primarily due to a delay in wholesale shipments, and lower ecommerce revenues across each brand due to less digital advertising spend.

Gross Profit

Our gross profit decreased by $2.5 million for the year ended December 31, 2025 to $1.1 million from $3.6 million for the corresponding fiscal period in 2024. The decrease in gross margin was primarily attributable to a decrease in sales.

Our gross margin was 14.3% for the year ended December 31, 2025 compared to 31.5% for year ended December 31, 2024. The decrease in gross margin was due to corresponding decrease in the ecommerce revenue and write down of Sundry’s inventory.

General and Administrative Expenses

General and administrative expenses increased by $1.0 million for the year ended December 31, 2025 to $9.7 million compared to $8.7 million in 2024. The increase was primarily due to accrued legal contingencies, partially offset by a decrease due to lower consulting and professional fees, as well as other cost cutting measures across our Company, as all brands achieved operational synergies in 2025. These synergies included the elimination of its warehouse, office, fulfillment and redundancies in headcount

General and administrative expenses as a percentage of revenue were 131% in 2025 compared to 75% in 2024, reflecting the significant revenue decline relative to the largely fixed cost base.

Sales and Marketing Expenses

Sales and marketing expenses increased by $11.7 million for the year ended December 31, 2025 to $14.6 million compared to $2.9 million in 2024. The increase in sales and marketing expenses was primarily driven by the amortization of prepaid marketing assets under multi-year marketing and sponsorship agreements entered into during 2025, including collegiate NIL program agreements with AAA Tuscaloosa, Traffic Holdco, The Grove Collective, and Learfield, as well as cash-based marketing agreements with MavDB Consulting, Velora Marketing, i2i Marketing, and Candlelight Ventures.

Sales and marketing expenses as a percentage of revenue was 198% in 2025 as compared to 25% in 2024.

Other Operating Expenses (income)

Other operating expenses included distribution expenses, impairment and change in fair value of contingent consideration. Other operating expenses were $6.3 million in 2025 as compared to expenses of $2.3 million in 2024, an increase in expenses of $4.0 million. In 2025, there was $5.7 million in impairment charges on goodwill and intangible assets, comprising $3.2 million of goodwill impairment (Bailey and Stateside), $1.3 million of Stateside brand name impairment, and $1.2 million of OpenDaily technology asset impairment. In 2024, the Company recorded a $3.2 million increase in the change in fair value of contingent consideration pertaining to the Norwest waiver for Bailey and H&J Settlement.

Other Income (Expense)

Other income (expense) was $(1.3) million in the year ended December 31, 2025 as compared to $3.0 million in the year ended December 31, 2024. During the year ended December 31, 2025, the Company recorded a change in the fair value of share based liability of $(1.7) million.

Net Loss

Our net loss increased by $15.2 million to a loss of $28.3 million for the year ended December 31, 2025 compared to a loss of $13.1 million for the corresponding fiscal period in 2024 primarily due to the higher operating expenses and lower gross profit.

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

The Company requires significant capital to meet its obligations as they become due. Management believes its existing cash resources and planned operations—including revenues expected from its collegiate apparel program, continued cost reduction measures, and the potential release of $5,744,174 in restricted cash currently held pursuant to the Series D offering—will be sufficient to fund operations for at least twelve months from the date of issuance of these financial statements. The Company may also pursue additional equity or debt financings as needed. There can be no assurance as to the availability or terms upon which such financing might be available. The Bailey sellers’ promissory note of $3,500,000 matured on December 8, 2025 and remains in default; management is in active discussions with the lender regarding repayment or extension.

In 2025, the Company completed an offering consisting of several equity offerings generating aggregate net financing proceeds of approximately $23.8 million, including the February 2025 S-1 offering ($6.6 million net), the Series D Convertible Preferred Stock offering ($11.4 million net), and warrant exercises ($6.3 million).

Cash Flow Activities

The following table presents selected captions from our condensed statement of cash flows for the years ended December 31, 2025 and 2024:

	Year Ended
	December 31,
	2025	2024
Net cash provided by operating activities:
Net loss	$(28,252,558)	$(13,106,589)
Non-cash adjustments	$6,587,661	$6,621,108
Change in operating assets and liabilities	$5,787,729	$333,144
Net cash used in operating activities	$(15,877,168)	$(6,152,338)
Net cash provided by (used in) investing activities	$-	$-
Net cash provided by financing activities	$23,391,742	$6,295,996
Net change in cash	$7,514,574	$143,658

Cash Flows Used In Operating Activities

For the year ended December 31, 2025, net cash used in operating activities was $15.9 million, compared to $6.2 million for the year ended December 31, 2024. The increase in cash used in operating activities was primarily driven by a higher net loss of $28.3 million in 2025 compared to $13.1 million in 2024, partially offset by non-cash adjustments of $6.6 million and favorable changes in operating assets and liabilities of $5.8 million.

Cash Flows provided by Investing Activities

Our cash provided by investing activities was $0 in the year ended December 31, 2025 and December 31, 2024.

Cash Flows Provided by Financing Activities

Cash provided by financing activities was $23.4 million for the year ended December 31, 2025 compared to $6.3 million for the corresponding fiscal period in 2024. Cash inflows in 2025 included $11.4 million from the issuance of Series D Convertible Preferred Stock, $6.6 million from proceeds for the issuance of pre-funded warrants, $5.8 million from the exercise of warrants, and $0.2 million from the issuance of notes, loans and merchant advances, partially offset by note, loan and notes payable repayments of $0.7 million. Cash inflows in 2024 included $9.4 million in equity proceeds after offering costs including proceeds from the exercise of warrants, $0.8 million from the issuance of notes, loans and merchant advances, partially offset by note, loan and notes payable repayments of $3.9 million.

Contractual Obligations and Commitments

As of December 31, 2025, we have $6.1 million in outstanding principal on debt, primarily our promissory notes due to the Bailey44 Sellers, the March 2023 Notes, PPP and merchant advances. Aside from our remaining non-current SBA obligations, all outstanding loans have maturity dates through 2025.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, who serve as our principal executive officer and principal financial and accounting officer, respectively, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. In making this evaluation, our management considered the material weakness in our internal control over financial reporting described below. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of such date.

We did not maintain effective controls over:

●	The overall design of internal controls over financial reporting, including insufficient policies and procedures, lack of management review of key account reconciliations, and inadequate technical accounting analysis for complex transactions.
●	The accrual of liabilities and accounts payable cut-off, resulting in expenses not being recorded in the proper period.
●	Equity issuances and share-based payment accounting, including determination of measurement dates, valuation, and completeness and accuracy of shares issued.
●	The recognition and classification of prepaid expenses, including evaluation of future economic benefit and timely expense recognition.
●	The recognition and evaluation of intangible assets and asset acquisitions, including documentation supporting capitalization, valuation, and impairment assessments.
●	Information provided by third-party service providers, including sufficient review of completeness and accuracy of such information used in financial reporting.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the year ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages and titles of our directors, director nominees, executive officers and key personnel:

Executive Officers and Directors

The following table sets forth certain information with respect to our executive officers and directors as of December 31, 2025.

Name	Age	Position
Executive Officers and Directors
John Hilburn Davis IV	53	President and Chief Executive Officer
Reid Yeoman	43	Chief Financial Officer
Mark T. Lynn	41	Director
Trevor Pettennude	58	Director
Jameeka Aaron	45	Director
Huong “Lucy” Doan	56	Director

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers and persons who beneficially own more than 10% of the Company’s common stock to file with the SEC reports showing initial ownership of and changes in ownership of the Company’s common stock and other registered equity securities. Based solely upon our review of the copies of such forms or written representations from certain reporting persons received by us with respect to fiscal year 2025, the Company believes that its directors and executive officers and persons who own more than 10% of a registered class of its equity securities have complied with all applicable Section 16(a) filing requirements for fiscal year 2025.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation of Named Executive Officers

The summary compensation table below shows certain compensation information for services rendered in all capacities for the fiscal years ended December 31, 2025 and 2024. Other than as set forth herein, no executive officer’s salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

	Fiscal				Option	Stock
Name and Principal Position	Year	Salary		Bonus	Awards	Awards	Total
John “Hil” Davis	2025	$249,000	(1)	$—	$—	$—	$249,000
President and Chief Executive Officer	2024	$249,000		$—	$—	$—	$249,000
Reid Yeoman	2025	$250,000	(2)	$—	$—	$—	$250,000
Chief Financial Officer	2024	$250,000	(2)	$—	$—	$—	$250,000

(1) This amount represents the amount of salary Mr. Davis was entitled to receive under his agreement with the Company.

(2) This amount represents the amount of salary Mr. Yeoman was entitled to receive under his agreement with the Company. Such amount has not yet been paid to Mr. Yeoman.

Executive Officer Outstanding Equity Awards at Fiscal Year-End

The following table provides certain information concerning any common share purchase options, stock awards or equity incentive plan awards held by each of our named executive officers that were outstanding as of December 31, 2024. The number of shares of common stock referred to in this “Executive Compensation” section gives effect to the one-for-100 reverse stock split that we effectuated on November 3, 2022, unless the context clearly indicates otherwise. On August 21, 2023, the Board of Directors approved a one - for - 25 reverse stock split of its issued and outstanding shares of common stock and a proportional adjustment to the existing conversion ratios for each series of the Company’s preferred stock. On December 11, 2024, the Board of Directors approved a one - for - 50 reverse stock split of its issued and outstanding shares of common stock and a proportional adjustment to the existing conversion ratios for each series of the Company’s preferred stock.

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

Going forward, our board of directors believes that attracting and retaining qualified non-employee directors will be critical to the future value growth and governance of our company. Our board of directors also believes that any compensation package for our non-employee directors should be equity-based to align the interests of these directors with our stockholders. On the effective date of the previous offerings, each of our director nominees was granted options to purchase 400 shares (after effect of reverse stock split) of common stock at a per share exercise price equal to the price of the shares of common stock per the offering. The options will vest over a one year period of time. We may in the future grant additional options to our non-employee directors although there are no current plans to do so. We do not currently intend to provide any cash compensation to our non- employee directors.

Directors who are also our employees will not receive any additional compensation for their service on our board of directors.

2020 Incentive Stock Plan

We have adopted a 2020 Omnibus Incentive Stock Plan (the “2020 Plan”). An aggregate of 26 shares(after taking reverse stock split effect) of our common stock is reserved for issuance and available for awards under the 2020 Plan, including incentive stock options granted under the 2020 Plan. The 2020 Plan administrator may grant awards to any employee, director, and consultants of the company and its subsidiaries. To date, 22 grants (as adjusted for the Reverse

Stock Split) have been made under the 2020 Plan and 4 shares remain eligible for issuance under the Plan.

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

The table below sets forth information regarding the projected beneficial ownership of our common stock as of March [●], 2025 by the following individuals or groups:

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

The applicable percentage ownership in the following table is based on 16,329,371 shares of our common stock outstanding as of April 15, 2026. After giving effect to the exercise of the Pre-Funded Warrants and excludes as of such date:

Unless otherwise indicated, the address for each officer, director and director nominee in the following table is c/o Digital Brands Group, Inc., 1400 Lavaca Street, Austin, TX 78701.

	Number of
	Shares	Percentage of
	Beneficially	Shares
Name of Beneficial Owner	Owned	Outstanding
Executive Officers and Directors
John “Hil” Davis(1)	18	*
Reid Yeoman	1	*
Mark Lynn(3)	3	*
Trevor Pettenude(4)	1	*
Jameeka Aaron	0	*
Huong “Lucy” Doan	0	*
All executive officers, directors and director nominees as a group (6 persons) (5)	23	*

*	Less than one percent.

(1)	Represents options exercisable at $518,750 per share.

(2)	Represents options to acquire up to 1 share of common stock, exercisable at $518,750 per share.

(3)	Includes options to acquire up to 3 shares of common stock exercisable between $195,000 and $410,000 per share.

(4)	Includes options to acquire up to 1 share of common stock exercisable between $195,000.

(5)	Represents options to acquire up to 23 shares of common stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of December 31, 2025 and 2024, amounts due to related parties was $370,921 and $411,921, respectively. The advances are unsecured, non-interest bearing and due on demand. Amounts due to related parties consist of amounts due to current and former executives, and a board member.

As of December 31, 2025 and 2024, due to related parties includes $87,221 in advances from Mark Lynn, a director and former officer of the company, and accrued salary and expense reimbursements of $134,670 to current officers of the company.

In October 2022, the Company received advances from a director, Trevor Pettennude, totaling $325,000. The advances are unsecured, non-interest bearing and due on demand. As of December 31, 2025 and 2024, $149,000 and $190,000, respectively, was outstanding.

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

The following table provides information regarding the fees billed to us by dbbmckennon and Macias Gini & O’Connell LLP in the fiscal years ended December 31, 2025 and 2024, respectively. All fees described below were approved by the Board:

	For the Fiscal Years Ended
	December 31,
	2025	2024
Audit fees (1)	$351,220	$519,995
Audit related fees	—	—
Tax fees	—	—
All other fees (2)	—	—
Total fees	$351,220	$519,995

(1)	Audit fees includes fees associated with the annual audits of our financial statements, quarterly reviews of our financial statements, and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

(2)	Includes audit fees paid for pre-acquisition audits of the Company’s subsidiaries and other targets.

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

(3) Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibits

Exhibit Number	Description

2.1	Plan of Conversion of Digital Brands Group, Inc. (incorporated by reference to Exhibit 2.1 of Digital Brands Group Inc.’s Current Report on Form 8-K filed with the SEC on January 5, 2026).
2.2	Membership Interest Purchase Agreement dated October 14, 2020 among D. Jones Tailored Collection, LTD and Digital Brands Group (formerly known as Denim.LA, Inc.) (incorporated by reference to Exhibit 2.1 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).
2.3	First Amendment to Membership Interest Purchase Agreement dated December 31, 2020 among D. Jones Tailored Collection, LTD and Digital Brands Group (formerly known as Denim.LA, Inc) (incorporated by reference to Exhibit 2.2 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).
2.4	Agreement and Plan of Merger with Bailey 44, LLC dated February 12, 2020 among Bailey 44, LLC, Norwest Venture Partners XI, and Norwest Venture Partners XII, LP and Digital Brands Group (formerly known as Denim.LA, Inc) (incorporated by reference to Exhibit 2.3 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).
2.5	Second Amendment to Membership Interest Purchase Agreement Dated May 10, 2021 among D. Jones Tailored Collection, LTD and Digital Brands Group (formerly known as Denim. LA, Inc.) (incorporated by reference to Exhibit 2.4 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).
2.6	Membership Interest Purchase Agreement, dated August 30, 2021, by and between Moise Emquies and Digital Brands Group, Inc. (incorporated by reference to Exhibit 2.5 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).
2.7	Membership Interest Purchase Agreement, dated January 18, 2022, by and among Moise Emquies, George Levy, Matthieu Leblan and Carol Ann Emquies, Sunnyside, LLC, and George Levy as the Sellers’ representative (incorporated by reference to Exhibit 1.1 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on January 20, 2022).
2.8	Amended and Restated Membership Interest Purchase Agreement, dated June 17, 2022, by and among Digital Brands Group, Inc. and Moise Emquies, George Levy, Matthieu Leblan and Carol Ann Emquies (incorporated by reference to Exhibit 2.1 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on June 23, 2022).
2.9	Second Amended and Restated Membership Interest Purchase Agreement, dated October 13, 2022, by and among Digital Brands Group, Inc. and Moise Emquies, George Levy, Matthieu Leblan and Carol Ann Emquies (incorporated by reference to Exhibit 2.1 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on October 18, 2022).
3.1	Articles of Incorporation of Digital Brands Group, Inc. (incorporated by reference to Exhibit 3.1 of Digital Brands Group Inc.’s Current Report on Form 8-K filed with the SEC on January 5, 2026).
3.2	Certificate of Designations, Preferences and Rights of the Series D Convertible Stock of Digital Brands Group, Inc. (incorporated by reference to Exhibit 3.1 of Digital Brands Group Inc.’s Current Report on Form 8-K filed with the SEC on February 17, 2026).
3.3	Sixth Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.3 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).
3.4	Certificate of Designation of Series A Preferred Stock, dated August 31, 2022 (incorporated by reference to Exhibit 3.1 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on August 31, 2022).
3.5	Certificate of Designation of Series A Convertible Preferred Stock, dated September 29, 2022 (incorporated by reference to Exhibit 3.1 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on October 5, 2022).
3.6	Certificate of Correction of Series A Convertible Preferred Stock, dated October 3, 2022 (incorporated by reference to Exhibit 3.2 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on October 5, 2022).
3.7	Certificate of Amendment of Certificate of Incorporation of Digital Brands Group, Inc. dated October 13, 2022 (incorporated by reference to Exhibit 3.1 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on October 18, 2022).
3.8	Certificate of Amendment of Certificate of Incorporation of Digital Brands Group, Inc. dated October 21, 2022 (incorporated by reference to Exhibit 3.1 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on October 26, 2022).
3.9	Bylaws of Digital Brands Group, Inc. (incorporated by reference to Exhibit 3.2 of Digital Brands Group Inc.’s Current Report on Form 8-K filed with the SEC on January 5, 2026).
3.10	Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.5 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).
3.11	Amendment No. 1 to the Amended and Restated Bylaws of Digital Brands Group, Inc., as amended (incorporated by reference to Exhibit 3.1 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on August 12, 2022).
3.12	Amendment No. 2 to the Amended and Restated Bylaws of Digital Brands Group, Inc., as amended (incorporated by reference to Exhibit 3.2 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on August 31, 2022).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).
4.2	Warrant Agency Agreement, including Form of Warrant Certificate (incorporated by reference to Exhibit 10.1 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on May 18, 2021).

Exhibit Number	Description

4.3	Representative’s Warrant Agreement (incorporated by reference to Exhibit 4.1 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on May 18, 2021).
4.4	Form of Lender’s Warrants (incorporated by reference to Exhibit 4.4 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).
4.5	Form of Promissory Note, dated July 22, 2022, by Digital Brands Group, Inc. in favor each Investor (incorporated by reference to Exhibit 10.2 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on July 27, 2022).
4.6	Form of Warrant, dated July 22, 2022, by Digital Brands Group, Inc. in favor each Investor (incorporated by reference to Exhibit 10.3 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on July 27, 2022).
4.7	Form of Promissory Note, dated July 28, 2022, by Digital Brands Group, Inc. in favor the New Investor (incorporated by reference to Exhibit 10.2 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on August 2, 2022).
4.8	Form of Warrant, dated July 28, 2022, by Digital Brands Group, Inc. in favor the New Investor (incorporated by reference to Exhibit 10.3 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on August 2, 2022).
4.9	Form of Promissory Notes issued to each of the Sellers, Jenny Murphy and Elodie Crichi (incorporated by reference to Exhibit 10.1 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on October 18, 2022).
4.10	Registration Rights Agreement, dated August 30, 2021, by and between Digital Brands Group, Inc. and Moise Emquies (incorporated by reference to Exhibit 4.1 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on August 31, 2021).
4.11	Registration Rights Agreement, dated August 27, 2021, by and between Digital Brands Group, Inc. and Oasis Capital, LLC (Note) (incorporated by reference to Exhibit 4.2 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on August 31, 2021).
4.12	Registration Rights Agreement, dated August 27, 2021, by and between Digital Brands Group, Inc. and Oasis Capital, LLC (ELOC) (incorporated by reference to Exhibit 4.3 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on August 31, 2021).
4.13	Joinder and Amendment to Registration Rights Agreement, dated October 1, 2021, by and among Digital Brands Group, Inc., Oasis Capital, LLC and FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 4.2 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on October 6, 2021).
4.14	Amendment to Registration Rights Agreement, dated November 16, 2021, by and among Digital Brands Group, Inc., Oasis Capital, LLC and FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 4.2 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on November 19, 2021).
4.15	Registration Rights Agreement, dated April 8, 2022, by and among Digital Brands Group, Inc. and certain Investors (incorporated by reference to Exhibit 4.1 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on April 12, 2022).
4.16	Registration Rights Agreement, dated July 22, 2022, by and among Digital Brands Group, Inc. and certain Investors (incorporated by reference to Exhibit 4.1 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on July 27, 2022).
4.17	Registration Rights Agreement, dated September 29, 2022, by and among Digital Brands Group, Inc. and the Investor (incorporated by reference to Exhibit 4.1 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on October 5, 2022).
4.18	Underwriter’s Warrants issued to Alexander Capital L.P. on May 5, 2022 (incorporated by reference to Exhibit 4.1 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on May 10, 2022)
4.19	Underwriter’s Warrants issued to Revere Securities, LLC (incorporated by reference to Exhibit 4.2 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on May 10, 2022)
4.20	Form of Class B Warrant (incorporated by reference to Exhibit 4.27 to the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on November 29, 2022 (File no. 333-268213)).
4.21	Form of Class C Warrant (incorporated by reference to Exhibit 4.28 to the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on November 29, 2022 (File no. 333-268213)).
4.22	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.29 to the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on November 29, 2022 (File no. 333-268213)).
4.23	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.30 to the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on November 29, 2022 (File no. 333-268213)).
4.24	Registration Rights Agreement, dated December 29, 2022, by and among Digital Brands Group, Inc. and the Investors (incorporated by reference to Exhibit 4.1 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on January 4, 2023).

Exhibit Number	Description

4.25	Registration Rights Agreement, dated December 30, 2022, by and among Digital Brands Group, Inc. and Moise Emquies, George Levy, Matthieu Leblan and Carol Ann Emquies (incorporated by reference to Exhibit 4.1 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on January 4, 2023).
4.26	Form of Common Warrant (incorporated by reference to Exhibit 4.1 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on January 13, 2023).
4.27	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.2 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on January 13, 2023).
4.28	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.3 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on January 13, 2023).
10.1	Form of Indemnification Agreement between the Registrant and each of its directors and officers (incorporated by reference to Exhibit 10.1 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).
10.2#	Form of Option Agreement with each of John “Hil” Davis, Laura Dowling and Reid Yeoman (incorporated by reference to Exhibit 10.2 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).
10.3#	Form of Board of Directors Agreement, entered into by each of the Director Nominees (incorporated by reference to Exhibit 10.4 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).
10.4#	Consulting Agreement dated as of April 8, 2021 between Alchemy Advisory LLC and Digital Brands Group, Inc. (incorporated by reference to Exhibit 10.6 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).
10.5#	2013 Stock Plan (incorporated by reference to Exhibit 10.7 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).
10.6	Promissory Note, dated April 10, 2020, between Digital Brands Group (formally known as Denim.LA, Inc.) and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.16 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).
10.7	Loan dated June 25, 2020, between Digital Brands Group and The Small Business Administration, an Agency of the U.S. Government (incorporated by reference to Exhibit 10.17 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).
10.8	Promissory Note, dated April 5, 2020, between JPMorgan Chase Bank, N.A. and Bailey 44, LLC (incorporated by reference to Exhibit 10.18 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).
10.13	Lease Agreement between 850-860 South Los Angeles Street LLC and Bailey 44, LLC, dated April 27, 2016 (incorporated by reference to Exhibit 10.23 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).
10.14	Lease Agreement between 850-860 South Los Angeles Street LLC and Bailey 44, LLC, dated April 16, 2018 (incorporated by reference to Exhibit 10.24 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).
10.15	Lease Agreement among 45th Street, LLC, Sister Sam, LLC and Bailey 44, LLC dated January 17, 2013 (incorporated by reference to Exhibit 10.25 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).
10.16	Amendment to Lease Agreement among 45th Street, LLC, Sister Sam, LLC and Bailey 44, LLC dated February 20, 2018 (incorporated by reference to Exhibit 10.26 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).
10.17	Secured Promissory Note to Norwest Venture Partners XI, LP and Norwest Venture Partners XII, LP of Bailey 44, LLC (incorporated by reference to Exhibit 10.28 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).
10.18	Securities Purchase Agreement, dated August 27, 2021, by and between Digital Brands Group, Inc. and Oasis Capital, LLC (incorporated by reference to Exhibit 10.31 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).
10.19	Senior Secured Convertible Promissory Note, dated August 27, 2021, by Digital Brands Group, Inc. in favor of Oasis Capital, LLC (incorporated by reference to Exhibit 10.32 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).

Exhibit Number	Description

10.20	Equity Purchase Agreement, dated August 27, 2021, by and between Digital Brands Group, Inc. and Oasis Capital, LLC (incorporated by reference to Exhibit 10.33 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).
10.21	Amended and Restated Securities Purchase Agreement, dated October 1, 2021, by and among Digital Brands Group, Inc., Oasis Capital, LLC and FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.34 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).
10.22	Senior Secured Convertible Promissory Note, dated October 1, 2021, by Digital Brands Group, Inc. in favor of FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.35 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).
10.23	Security Agreement, dated August 27, 2021, by and between Digital Brands Group, Inc. and Oasis Capital, LLC (incorporated by reference to Exhibit 10.36 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).
10.24	Joinder and Amendment to Security Agreement, dated October 1, 2021, by and among Digital Brands Group, Inc., Oasis Capital, LLC and FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.37 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).
10.25	Securities Purchase Agreement, dated November 16, 2021, by and among Digital Brands Group, Inc., Oasis Capital, LLC and FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.40 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).
10.26	Senior Secured Convertible Promissory Note, dated November 16, 2021, by Digital Brands Group, Inc. in favor of FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.41 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).
10.27	Waiver by FirstFire Global Opportunities Fund, LLC, dated November 16, 2021 (incorporated by reference to Exhibit 10.42 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).
10.28	Waiver by Oasis Capital, LLC, dated November 16, 2021 (incorporated by reference to Exhibit 10.43 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333-261865), filed with the SEC on January 6, 2022).
10.29	Registration Rights Agreement, dated April 8, 2022, by among Digital Brands Group, Inc. and the Investors (incorporated by reference to Exhibit 4.1 of Digital Brands Group Inc.’s Current Report on Form 8-K, filed with the SEC on April 12, 2022).
10.30	Securities Purchase Agreement, dated April 8, 2022, by among Digital Brands Group, Inc. and the Investors (incorporated by reference to Exhibit 10.1 of Digital Brands Group Inc.’s Current Report on Form 8-K, filed with the SEC on April 12, 2022).
10.31	Form of Warrant, dated April 8, 2022, by Digital Brands Group, Inc. in favor of the Investors (incorporated by reference to Exhibit 10.3 of Digital Brands Group Inc.’s Current Report on Form 8-K, filed with the SEC on April 12, 2022).
10.32+	Agreement for the Purchase and Sale of Future Receipts, dated March 21, 2022, between Digital Brands Group, Inc. and Advantage Platform Services Inc. d/b/a Advantage Capital Funding (incorporated by reference to Exhibit 10.45 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333- 264347), filed with the SEC on May 5, 2022).
10.33+	Agreement for the Purchase and Sale of Future Receipts, dated March 29, 2022, between Digital Brands Group, Inc. and Advantage Platform Services Inc. d/b/a Advantage Capital Funding (incorporated by reference to Exhibit 10.46 of Digital Brands Group Inc.’s Registration Statement on Form S-1/A (Reg. No. 333- 264347), filed with the SEC on May 5, 2022).
10.34	First Amendment to Securities Purchase Agreement, dated July 28, 2022, by and among Digital Brands Group, Inc. and certain Investors (incorporated by reference to Exhibit 10.1 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on August 2, 2022).
10.35	Securities Purchase Agreement, dated September 29, 2022, by and among Digital Brands Group, Inc. and the investor thereto (incorporated by reference to Exhibit 10.1 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on October 5, 2022).
10.36	Form of Securities Purchase Agreement, by and between Digital Brands Group, Inc. and the purchasers party thereto (incorporated by reference to Exhibit 10.38 to the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on November 29, 2022 (File no. 333-268213)).

Exhibit Number	Description

10.37	Securities Purchase Agreement, dated December 29, 2022, by and among Digital Brands Group, Inc. and the Investors (incorporated by reference to Exhibit 10.1 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on January 4, 2023).
10.38	Form of Promissory Note, dated December 29, 2022, by Digital Brands Group, Inc. in favor each Investor (incorporated by reference to Exhibit 10.2 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on January 4, 2023).
10.39	Form of Securities Purchase Agreement, dated as of January 11, 2023, by and among the Company and the purchasers party thereto (incorporated by reference to Exhibit 10.1 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on January 13, 2023).
10.40	Form of Registration Rights Agreement, dated as of January 11, 2023, by and among the Company and the purchasers party thereto (incorporated by reference to Exhibit 10.2 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on January 13, 2023).
10.41	Form of Warrant, dated December 29, 2022, by Digital Brands Group, Inc. in favor each Investor (incorporated by reference to Exhibit 10.3 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on January 4, 2023).
10.42	Form of Securities Purchase Agreement, dated April 7, 2023, by and among Digital Brands Group, Inc. and the Investors (incorporated by reference to Exhibit 10.1 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on April 13, 2023).
10.43	Form of Promissory Note, dated April 7, 2023, by Digital Brands Group, Inc. in favor each Investor (incorporated by reference to Exhibit 10.2 of Digital Brands Group Inc.’s Form 8-K filed with the SEC on April 13, 2023).
21.1	List of Subsidiaries of the Registrant. (incorporated by reference to Exhibit 21.1 of Digital Brands Group Inc.’s Registration Statement on Form S-1 (Reg. No. 333-269463), filed with the SEC on January 30, 2023).
23.1	Consent of Macias Gini & O’Connell LLP
23.2	Consent of dbbmckennon
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a)
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a)
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350
101.INS*	Inline XBRL Instance
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation
101.LAB*	Inline XBRL Taxonomy Extension Labels
101.PRE*	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith

#	Indicates management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL BRANDS GROUP, INC.

	By:	/s/ John Hilburn Davis IV
April 15, 2026	Name:	John Hilburn Davis IV
	Title:	President and Chief Executive Officer

Name	Position	Date

/s/ John Hilburn Davis IV	Director, President and Chief Executive Officer	April 15, 2026
John Hilburn Davis IV	(Principal Executive Officer)

/s/ Reid Yeoman	Chief Financial Officer	April 15, 2026
Reid Yeoman	(Principal Financial and Accounting Officer)

/s/ Mark T. Lynn	Director	April 15, 2026
Mark T. Lynn

/s/ Trevor Pettennude	Director	April 15, 2026
Trevor Pettennude

/s/ Jameeka Aaron Green	Director	April 15, 2026
Jameeka Aaron Green

/s/ Huong “Lucy” Doan	Director	April 15, 2026
Huong “Lucy” Doan

DIGITAL BRANDS GROUP, INC.

FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Digital Brands Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Digital Brands Group, Inc. and Subsidiaries (collectively, the “Company”) as of December 31, 2025, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2025, and the related consolidated notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ dbbmckennon

San Diego, California

April 15, 2026

We have served as the Company’s auditor since December 2025.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Digital Brands Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Digital Brands Group, Inc. (the Company) as of December 31, 2024, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended, and the related consolidated notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the result of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s recurring net losses since inception, negative cash flows from operations and lack of liquidity raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on the entity’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Macias Gini & O’Connell LLP

We began serving as the Company’s auditor in 2023. In 2025, we became the predecessor auditor.

Irvine, California

April 9, 2025

DIGITAL BRANDS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	Year Ended
	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$1,934,831	$164,431
Restricted cash	5,744,174	-
Accounts receivable, net	153,983	44,067
Due from factor, net	273,437	390,186
Inventory	3,136,660	3,823,940
Prepaid expenses and other current assets	9,372,958	274,643
Total current assets	20,616,043	4,697,267
Property, equipment and software, net	15,736	24,089
Goodwill	5,788,445	8,973,501
Intangible assets, net	4,494,871	6,120,039
Deposits	82,331	75,431
Prepaid marketing expenses	13,491,954	-
Total assets	$44,489,380	$19,890,327

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$6,270,892	$6,424,661
Accrued expenses and other liabilities	5,561,491	5,257,102
Due to related parties	370,921	411,921
Convertible note payable, net	-	100,000
Accrued interest payable	2,787,506	2,328,078
Loan payable, current	2,624,749	2,798,116
Stock payable	4,951,128	-
Promissory note payable	3,500,000	3,500,000
Total current liabilities	26,066,687	20,819,878
Share based payment liability	9,405,699	-
Loans payable	-	150,000
Deferred tax liability	248,990	248,990
Total liabilities	35,721,376	21,218,868

Commitments and contingencies (Note 14)

Stockholders’ equity (deficit):
Undesignated preferred stock, $0.0001 par, 10,000,000 shares authorized, 0 shares issued and outstanding as of both December 31, 2025 and 2024	-	-
Series A convertible preferred stock, $0.0001 par, 6,300 shares designated, 6,300 shares issued and outstanding as of both December 31, 2025 and 2024	1	1
Series C convertible preferred stock, $0.0001 par, 1,344 shares issued and outstanding as of both December 31, 2025 and 2024, respectively	1	1
Series D convertible preferred stock, $0.0001 par, 15,906 and 0 shares issued and outstanding as of December 31, 2025 and 2024, respectively	2	-
Common stock, $0.0001 par, 1,000,000,000 shares authorized, 8,788,335 and 838,583 shares issued and outstanding as of December 31, 2025 and 2024, respectively	879	83
Additional paid-in capital	164,120,717	125,772,412
Accumulated deficit	(155,353,596)	(127,101,038)
Total stockholders’ equity (deficit)	8,768,004	(1,328,541)
Total liabilities and stockholders’ equity (deficit)	$44,489,380	$19,890,327

See the accompanying notes to the consolidated financial statements.

DIGITAL BRANDS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31,
	2025	2024
Net revenues	$7,380,921	$11,555,656
Cost of net revenues	6,326,300	7,911,536
Gross profit	1,054,621	3,644,120

Operating expenses:
General and administrative	9,674,699	8,652,361
Sales and marketing	14,596,126	2,896,698
Distribution	643,569	907,843
Impairment of goodwill and intangible assets	5,674,004	1,388,000
Total operating expenses	30,588,398	13,844,902

Loss from operations	(29,533,777)	(10,200,782)

Other income (expense):
Change in fair value of share based payment liability	1,714,790	-
Interest expense	(514,584)	(2,941,171)
Other non-operating income (expenses)	81,013	(83,680)
Total other income (expense), net	1,281,219	(3,024,851)

Income tax benefit (provision)	-	119,044
Net loss	$(28,252,558)	$(13,106,589)
Deemed dividend on modification of Series D preferred stock	(2,104,688)	-
Net loss attributable to common stockholders	$(30,357,246)	$(13,106,589)

Weighted average common shares outstanding - basic and diluted	13,956,769	170,853
Net loss per common share - basic and diluted	$(2.18)	$(76.71)

See the accompanying notes to the consolidated financial statements.

DIGITAL BRANDS GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Series A Convertible		Series C Convertible		Series D Convertible				Additional		Total Stockholders’
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balances at December 31, 2023	6,300	1	4,786	1	-	-	22,287	$2	115,597,037	(113,994,449)	1,602,592
Issuance of common stock pursuant to private placements	-	-	-	-	-	-	806,754	81	9,374,360	-	9,374,441
Conversion of debt and interest into common stock							3,120		318,767		318,767
Shares issued for services	-	-	-	-	-	-	2,582	-	312,634	-	312,634
Conversion of preferred shares into common stock	-	-	(3,442)	-	-	-	3,840	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	-	-	169,614	-	169,614
Net loss	-	-	-	-	-	-	-	-	-	(13,106,589)	(13,106,589)
Balances at December 31, 2024	6,300	1	1,344	1	-	-	838,583	83	125,772,412	(127,101,038)	(1,328,541)
Issuance of pre-funded warrants in connection with services contract	-	-	-	-	-	-	-	-	2,689,656	-	2,689,656
Issuance of common stock and pre-funded warrants pursuant to private placement offering	-	-	-	-	-	-	125,535	13	6,642,420	-	6,642,433
Exercise of pre-funded warrants in connection with private placement offering	-	-	-	-	-	-	5,701,820	570	1,192,886	-	1,193,456
Issuance of shares pursuant to acquisition of intangibles	-	-	-	-	-	-	344,827	35	2,948,241	-	2,948,276
Issuance of Series D preferred stock per private placement offering	-	-	-	-	15,906	2	-	-	11,386,998	-	11,387,000
Conversion of accounts payable in common stock	-	-	-	-	-	-	11,582	1	113,850	-	113,851
Shares issued pursuant to service contracts							1,765,988	177	13,374,254		13,374,431
Net loss	-	-	-	-	-	-	-	-	-	(28,252,558)	(28,252,558)
Balances at December 31, 2025	6,300	$1	1,344	$1	15,906	$2	8,788,335	$879	$164,120,717	$(155,353,596)	$8,768,004

See the accompanying notes to the consolidated financial statements.

DIGITAL BRANDS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(28,252,558)	$(13,106,589)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,092,849	2,505,598
Amortization of loan discount and fees	21,900	2,429,591
Change in fair value of share based payment liability	(1,714,790)	-
Impairment of goodwill and intangible assets	5,674,004	1,388,000
Loss on conversion of accounts payable into common stock	31,471	-
Shares issued for services	482,227	312,635
Stock-based compensation	-	169,614
Change in credit reserve	-	(151,611)
Shares issued for loan interest conversion	-	4,950
Non-cash lease expense	-	81,374
Deferred tax expense	-	(119,044)
Changes in operating assets and liabilities:
Accounts receivable, net	(109,916)	30,766
Due from factor	116,749	99,236
Inventory	687,280	1,025,660
Prepaid expenses and other current assets	4,449,087	2,027
Accounts payable	(71,388)	(1,114,242)
Accrued expenses and other liabilities	304,389	498,610
Accrued interest payable	459,428	381,678
Lease liabilities	-	(602,500)
Due to related parties	(41,000)	11,909
Deposits	(6,900)	-
Net cash used in operating activities	(15,877,168)	(6,152,338)
Cash flows from financing activities:
Issuance of loans and note payable	240,000	790,977
Repayments of convertible notes and loan payable	(685,267)	(3,869,422)
Proceeds of issuance of Series D preferred stock, net of issuance costs	11,387,000	-
Proceeds from exercise of warrants	5,807,576	-
Proceeds for issuance of pre-funded warrants	6,642,433	-
Issuance of common stock for cash	-	9,374,441
Net cash provided by financing activities	23,391,742	6,295,996
Net change in cash, cash equivalents, and restricted cash	7,514,574	143,658
Cash, cash equivalents, and restricted cash at beginning of year	164,431	20,773
Cash, cash equivalents, and restricted cash at end of year	$7,679,005	$164,431

Reconciliation of cash and restricted cash:
Cash at beginning of year	$164,431	$20,773
Restricted cash at beginning of year	-	-
Cash and restricted cash at beginning of year	$164,431	$20,773

Cash at end of year	$1,934,831	$164,431
Restricted cash at end of year	5,744,174	-
Cash and restricted cash at end of year	$7,679,005	$164,431

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$47,000	$1,838,682

Supplemental disclosure of non-cash investing and financing activities:
Issuance of pre-funded warrants for prepaid marketing services	$2,689,656	$-
Shares issued for prepaid marketing services	$13,229,211	$-
Non-cash purchase of intangible assets	$2,948,276	$-
Recognition of share-based payment liability	$11,120,489	$-
Shares issued for services and conversion of accounts payable	$82,380	$313,816

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

Effective December 29, 2025, the Company reincorporated from the State of Delaware to the State of Nevada pursuant to a plan of conversion. The Company filed a certificate of conversion with the Delaware Secretary of State and articles of incorporation with the Nevada Secretary of State. The Reincorporation did not result in any change in the Company’s business, management, assets, or liabilities. All outstanding shares continued without change. The Company’s affairs are now governed by the Nevada Revised Statutes and its Nevada Articles of Incorporation and Bylaws.

Reverse Stock Split

On December 11, 2024, the Board of Directors approved a 1-for-50 reverse stock split of its issued and outstanding shares of common stock and a proportional adjustment to the existing conversion ratios for each series of the Company’s preferred stock. The reverse stock split became effective as of December 11, 2024. Accordingly, all share and per share amounts for all periods presented in the accompanying consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect this reverse stock split and adjustment of the preferred stock conversion ratios.

NOTE 2: GOING CONCERN

The Company has not generated profits since inception, has sustained net losses of $28,252,558 and $13,106,589 for the years ended December 31, 2025 and 2024, respectively, and has incurred negative cash flows from operations for the years ended December 31, 2025 and 2024. The Company expects to continue to generate operating losses for the foreseeable future. The accompanying consolidated financial statements do not include any adjustments as a result of this uncertainty.

As of December 31, 2025, the Company had an accumulated deficit of $155,353,596 and a working capital deficit of $5,450,644, calculated as the excess of current liabilities over current assets.

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

Management’s Plans

During 2025, the Company completed several equity raises: (i) in February 2025, gross proceeds of $7,500,000 from common stock, warrants and pre-funded warrants; (ii) in August and September 2025, gross proceeds of approximately $12,725,000 from Series D Convertible Preferred Stock and additional warrant exercises of approximately $6,642,000; and (iii) at-the-market equity financings under the Company’s shelf registration.

As of December 31, 2025, the Company had cash and cash equivalents of $1,934,831 and restricted cash of $5,744,174 (aggregate $7,679,005). The Company believes its existing cash resources and planned operations—including its collegiate apparel program under agreements with AAA Tuscaloosa, LLC, Traffic Holdco, LLC, The Grove Collective, LLC, and Buffalo Sports Properties, LLC (Learfield), increased wholesale pricing, and continued cost reduction measures—will be sufficient to fund operations for at least one year from the date these financial statements are issued.

The Company also notes that the Bailey promissory note with a principal balance of $3,500,000 and accrued interest of approximately $2,624,000 matured on December 8, 2025 and remains unpaid as of December 31, 2025. Management is currently in discussions with the lender regarding repayment or potential extension of the note. In addition, management continues to monitor the release conditions for the $5,744,174 of restricted cash held pursuant to the Series D Securities Purchase Agreement, the release of which would further support liquidity.

Throughout the next twelve months, the Company intends to fund its operations from the funds raised through equity offerings, including at-the-market equity financings, equity line of credits (“ELOC”), further warrant exercises or other public or private equity offerings. Additionally, the Company intends to fund operations from increased revenues due to its new marketing efforts, including its collegiate apparel program and increased wholesale pricing, through settlement and renegotiation of aged payables, conversions of outstanding debt and accrued interest, and continuing its cost cutting measures, which the Company has already made during the nine months of 2025.

Based on the current state of operations, the additional capital sources available to the Company, and the cash on hand of approximately $7.7 million (aggregate unrestricted and restricted), management believes that the Company has sufficient capital to meet its financial obligations for the next 12 months as of the issuance date of these financial statements.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the fair value of equity instruments, share-based payment liabilities, prepaid marketing assets, goodwill and intangible asset impairment assessments, and income tax valuation allowances. Actual results could differ from those estimates.

Cash and Equivalents and Concentration of Credit Risk

The Company considers all highly liquid securities with an original maturity of less than three months to be cash equivalents. As of December 31, 2025 and 2024, the Company did not hold any cash equivalents. The Company’s cash and cash equivalents in bank deposit accounts, at times, may exceed federally insured limits of $250,000.

Restricted Cash

As of December 31, 2025, the Company had restricted cash of $5,744,174 held in a segregated bank account pursuant to the terms of the Securities Purchase Agreement related to the Series D Convertible Preferred Stock offering. These funds are restricted pending release upon satisfaction of the applicable conditions, including shareholder approval and SEC effectiveness of the resale registration statement. As of December 31, 2024, there was no restricted cash. The Company includes restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown in the consolidated statement of cash flows.

Prepaid Marketing Expenses and Liability-Classified Share-Based Awards

The Company enters into long-term marketing, licensing, manufacturing, and sponsorship arrangements with third-party service providers under which it may issue common stock or equity-linked instruments in exchange for future services, including distribution, licensing access, product specification support, and marketing and promotional activities. These arrangements are accounted for as share-based payments to nonemployees in accordance with ASC 718, Compensation—Stock Compensation.

Where share-based consideration is determined to be in exchange for distinct goods or services, including those received from a customer, the Company accounts for such transactions as the purchase of services. The Company recognizes a prepaid marketing or service asset measured at the grant-date fair value of the share-based consideration issued, representing the value of services to be received over the contractual term. Such prepaid assets are amortized on a straight-line basis over the period in which the related services are received, which generally corresponds to the contractual service period.

Certain share-based arrangements include make-whole provisions that require the Company to deliver a fixed monetary value using a variable number of shares, or, in certain cases, cash. These provisions result in liability classification under ASC 718 and ASC 480, Distinguishing Liabilities from Equity, as the Company has an obligation to settle a fixed dollar amount rather than a fixed number of shares.

Liability-classified share-based awards are initially measured at fair value on the grant date and subsequently remeasured at fair value at each reporting date until settlement. Changes in fair value are recognized in earnings in the period of change. Compensation cost is recognized over the requisite service period, with cumulative adjustments recorded for changes in fair value.

The Company evaluates features within these arrangements, including make-whole provisions, under ASC 815, Derivatives and Hedging, to determine whether such features should be accounted for separately as derivatives. The Company has concluded that these features qualify for the scope exception applicable to share-based payment arrangements and therefore are not accounted for as freestanding or embedded derivatives. Accordingly, no bifurcation is required.

The fair value of liability-classified share-based awards is estimated using a Monte Carlo simulation model. This valuation technique incorporates significant assumptions, including the Company’s stock price, expected volatility, risk-free interest rate, expected term, and other market-based inputs. Due to the use of significant unobservable inputs, these measurements are classified within Level 2 of the fair value hierarchy.

Separately, certain contractual marketing investment commitments represent best-efforts obligations and do not create a present obligation or identifiable asset. Accordingly, such costs are expensed as incurred in accordance with ASC 720, Advertising Costs.

Fair Value of Financial Instruments

The Company measures certain assets and liabilities at fair value on a recurring basis in accordance with ASC 820, Fair Value Measurement. ASC 820 establishes a three-level hierarchy that prioritizes the inputs used in valuation techniques:

Level 1 — Quoted prices in active markets for identical assets or liabilities.

Level 2 — Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets, or other inputs that are observable or can be corroborated by observable market data.

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value measurement. These inputs reflect the Company’s own assumptions about the assumptions that market participants would use in pricing the asset or liability.

The Company’s only recurring fair value measurements are its share-based payment liabilities arising from the make-whole provisions in the collegiate apparel agreements. These are classified as Level 2, as their valuation relies on significant unobservable inputs that are significant to the overall fair value measurement. Specifically, the expected stock price volatility is estimated from the Company’s own historical stock price data; because the Company does not have actively traded options or other instruments from which implied volatility could be observed, this input is unobservable. Under ASC 820-10-35-52, an instrument is classified based on the lowest level input that is significant to the fair value measurement. Changes in fair value are recognized in earnings each reporting period. See Note 9.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and short-term debt approximate fair value due to their short-term nature. The carrying value of the Company’s long-term SBA loan approximates fair value as the interest rate is fixed at a rate commensurate with current market rates for similar instruments.

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

We periodically review accounts receivable, estimate an allowance for credit losses, and simultaneously record the appropriate expense in the statement of operations. Such estimates are based on general economic conditions, the financial conditions of customers, and the amount and age of past due accounts. Past due accounts are written off against that allowance only after all collection attempts have been exhausted and the prospects for recovery are remote. Recoveries of accounts receivable previously written off are recorded as income when received. The Company provides credit to its customers in the normal course of business and has established credit evaluation and monitoring processes to mitigate credit risk.

As of December 31, 2025 and 2024, the Company determined an allowance for credit losses of $307,526 and $295,837 respectively.

Net accounts receivable was $74,833 as of December 31, 2023.

Inventory

Inventory is stated at the lower of cost or net realizable value and accounted for using the weighted average cost method for DSTLD and first-in, first-out method for Bailey, Stateside and Sundry. The inventory balances as of December 31, 2025 and 2024 consist substantially of finished good products purchased or produced for resale, as well as any raw materials the Company purchased to modify the products and work in progress.

Inventory consisted of the following:

	December 31,
	2025	2024
Raw materials	$585,609	$665,450
Work in process	999,366	250,820
Finished goods	1,551,685	2,907,670
Inventory	$3,136,660	$3,823,940

Property, Equipment, and Software

Property, equipment, and software are recorded at cost. Depreciation/amortization is recorded for property, equipment, and software using the straight-line method over the estimated useful lives of assets. The Company reviews the recoverability of all long-lived assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset might not be recoverable. The balances at December 31, 2025 and 2024 consist of software with three (3) year lives, property and equipment with three (3) to ten (10) year lives, and leasehold improvements which are depreciated over the shorter of the lease life or expected life.

Depreciation and amortization charges on property, equipment, and software are included in general and administrative expenses and amounted to $8,353 and $31,422 for the years ended December 31, 2025 and 2024, respectively.

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

Customer relationships	3 years
Technology assets	3 years

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

Annual Impairment Tests

At December 31, 2025, management determined that certain events and circumstances occurred that indicated that the carrying value of the Company’s brand name assets, and the carrying amount of the reporting units, pertaining to each reporting unit (Bailey44, Stateside and Sundry) may not be recoverable. The qualitative assessment was primarily due to reduced or stagnant revenues of each entity as compared to the Company’s initial projections at the time of each respective acquisitions, as well as certain entities’ liabilities in excess of assets. As such, the Company compared the estimated fair value of the brand names with its carrying value and recorded an impairment loss of $1,260,500 in the consolidated statements of operations, as detailed below by entity. The Company also compared the fair value of the reporting units to their carrying amounts and recorded goodwill impairment of $3,185,056 ($1,081,000 for Bailey and $2,104,056 for Stateside) in the consolidated statements of operations. No goodwill impairment was recorded for Sundry. The Company utilized the enterprise value approach in the impairment tests of each reporting unit in 2025.

The following is a summary of goodwill and intangible impairment recorded pertaining to each entity:

	Year Ended
	December 31,
	2025	2024
Goodwill:
Bailey	$1,081,000	$-
Stateside	2,104,056	-
Total goodwill impairment	3,185,056	-

Intangible assets:
Brand name — Stateside	1,260,500	254,500
OpenDaily intangible assets	1,228,448
Brand name - Bailey	-	1,133,500
Total intangible asset impairment	2,488,948	1,388,000
Total impairment charges	$5,674,004	$1,388,000

In determining the fair value of the respective reporting units, management estimated the price that would be received to sell the reporting unit as a whole in an orderly transaction between market participants at the measurement date. This includes reviewing market comparables such as revenue multipliers and assigning certain assets and liabilities to the reporting units, such as the respective working capital deficits of each entity and debt obligations that would need to be assumed by a market participant buyer in an orderly transaction. The Company calculated the carrying amounts of each reporting unit by utilizing the entities’ assets and liabilities at December 31, 2025 and 2024 respectively, including the carrying value of the identifiable intangible assets and goodwill assigned to the respective reporting units.

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

University Collegiate Apparel Revenue

Starting in 2025, the Company generates revenue through its collegiate apparel agreements with AAA Tuscaloosa, LLC, Traffic Holdco, LLC, The Grove Collective, LLC, and Buffalo Sports Properties / Learfield. Revenue is recognized through two channels: (i) university store consignment, under which products are shipped to university campus bookstores and revenue is recognized based on actual sales reported by the store, and (ii) university online direct-to-consumer, under which revenue is recognized based on Shopify sales data from each university’s dedicated online portal when products are sold to end customers. In both cases, products are placed with the counterparty on consignment and the Company recognizes revenue only when a sale to an end consumer has occurred, consistent with ASC 606-10-55-37. Revenue from university channels is tracked separately in dedicated receivable accounts.

Cost of Revenues

Cost of revenues consists primarily of inventory sold and related freight-in. Cost of revenues includes direct labor pertaining to our inventory production activities and an allocation of overhead costs including rent and insurance. Cost of revenues also includes inventory write-offs and reserves.

Shipping and Handling

The Company recognizes shipping and handling billed to customers as a component of net revenues, and the cost of shipping and handling as distribution costs. Total shipping and handling billed to customers as a component of net revenues was approximately $45,000 and $75,000 for the years ended December 31, 2025 and 2024, respectively. Total shipping and handling costs included in distribution costs were $643,569 and $907,843, respectively.

Advertising and Promotion

Advertising and promotional costs are expensed as incurred. Advertising and promotional expense for the years ended December 31, 2025 and 2024 amounted to approximately $465,000 and $138,000, respectively. The amounts are included in sales and marketing expense.

General and Administrative

General and administrative expenses consist primarily of compensation and benefits costs, professional services and information technology. General and administrative expenses also include payment processing fees, design and warehousing fees.

Common Stock Purchase Warrants and Other Derivative Financial Instruments

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedging relationships and the types of relationships designated are based on the exposures hedged. At December 31, 2025 and 2024, the Company did not have any derivative instruments that were designated as hedges.

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

Segment Information

In accordance with ASC 280, Segment Reporting (“ASC 280”), we identify our operating segments according to how our business activities are managed and evaluated. As of December 31, 2025, we had one operating segment which pertains to the sale of apparel. All brands and reporting units currently report to the Chief Executive Officer. Each of our brands serve or are expected to serve customers through our wholesale, in store and online channels, allowing us to execute on our omni-channel strategy. We have determined that each of our brands share similar economic and other qualitative characteristics, and therefore the results of our operating businesses are aggregated into one reportable segment. All of the operating businesses have met the aggregation criteria and have been aggregated and are presented as one reportable segment, as permitted by ASC 280. We continually monitor and review our segment reporting structure in accordance with authoritative guidance to determine whether any changes have occurred that would impact our reportable segments.

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

Net Loss per Share

Net earnings or loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period, excluding shares subject to redemption or forfeiture. The Company presents basic and diluted net earnings or loss per share. Diluted net earnings or loss per share reflect the actual weighted average of common shares issued and outstanding during the period, adjusted for potentially dilutive securities outstanding. Potentially dilutive securities are excluded from the computation of the diluted net loss per share if their inclusion would be anti-dilutive. As all potentially dilutive securities are anti-dilutive as of December 31, 2025 and 2024, diluted net loss per share is the same as basic net loss per share for each year. Potentially dilutive items outstanding as of December 31, 2025 and 2024 are as follows:

	Year Ended
	December 31,
	2025	2024
Series A convertible preferred stock	542	542
Series C convertible preferred stock	1,500	1,500
Series D convertible preferred stock	9,192,054	-
Common stock warrants	31,111,481	45,701
Stock options	31	31
Total potentially dilutive shares	40,305,608	47,774

The stock options and warrants above are out-of-the-money as of December 31, 2025 and 2024.

As of December 31, 2025, there were 10,240,894 pre-funded warrants included in the denominator of weighted average shares outstanding, as shown below:

Weighted average common shares outstanding	2,275,941
Weighted average pre-funded warrants outstanding	11,680,828
Weighted average common shares outstanding — basic	13,956,769

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

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures, which requires greater disaggregation of income tax disclosures related to the income tax reconciliation and income taxes paid. The amendments improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. The new standard is effective for annual periods beginning after December 15, 2024, and early adoption is permitted. The Company adopted ASU 2023-09 on January 1, 2025 and it did not have any material impact on the consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income (Topic 220): Expense Disaggregation Disclosures. This update requires entities to disaggregate operating expenses into specific categories, such as salaries and wages, depreciation, and amortization, to provide enhanced transparency into the nature and function of expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, with early adoption permitted. ASU 2024-03 may be applied retrospectively or prospectively. The Company is currently evaluating the impact of this standard on its financial statement presentation and disclosures.

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

NOTE 4: ACQUISITIONS

Business Combinations

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

Pursuant to the Agreement, Sellers, as the holders of all of the outstanding membership interests of Sundry, exchanged all of such membership interests for (i) $7.5 million in cash, (ii) $5.5 million in promissory notes of the Company (the “Sundry Notes”), and (iii) a number of shares of common stock of the Company equal to $1.0 million (the “Sundry Shares”), calculated in accordance with the terms of the Agreement, which consideration was paid or delivered to the Sellers, Jenny Murphy and Elodie Crichi. Each Sundry Note bears interest at eight percent (8%) per annum and matured on February 15, 2023. The Sundry Notes have been fully settled. The Company issued 90,909 shares of common stock to the Sundry Sellers on December 30, 2022 at a fair value of $1,000,000.

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

Stateside

On August 30, 2021, the Company entered into a Membership Interest Purchase Agreement (the “MIPA”) with Moise Emquies pursuant to which the Company acquired all of the issued and outstanding membership interests of MOSBEST, LLC, a California limited liability company (“Stateside” and such transaction, the “Stateside Acquisition”). Pursuant to the MIPA, Moise Emquies, as the holder of all of the outstanding membership interests of Stateside, exchanged all of such membership interests for $5.0 million in cash and 22,031 shares of the Company’s common stock (the “Shares”), which number of Shares was calculated in accordance with the terms of the MIPA. Of such amount, $375,000 in cash and a number of Shares equal to $375,000, or 1,652 shares (calculated in accordance with the terms of the MIPA), is held in escrow to secure any working capital adjustments and indemnification claims. The MIPA contains customary representations, warranties and covenants by Moise Emquies.

Asset Acquisition

On April 1, 2025, the Company entered into an Asset Purchase Agreement with Open Daily Technologies Inc., pursuant to which the Company acquired intellectual property and related assets for total consideration of $3,000,000. The consideration was settled through issuance of 344,827 shares of restricted Common Stock at $8.70 per share. The transaction closed on April 2, 2025.

The acquired assets primarily comprise technology infrastructure (including the Outfit platform, iOS applications, Shopify-integrated web application, and related source code), registered intellectual property such as patents and trademarks, proprietary technical knowledge, and strategic business relationships. No liabilities were assumed as part of the transaction.

The transaction has been accounted for as an asset acquisition in accordance with ASC 805-10, as substantially all of the fair value of the gross assets acquired is concentrated in a group of similar identifiable intangible assets, thereby satisfying the concentration test. Additionally, no substantive processes or workforce were transferred, further supporting the conclusion that the transaction does not constitute a business combination.

The total purchase consideration has been allocated to the acquired assets on a relative fair value basis as follows:

●	Technology Assets – $1,500,000
●	Strategic Relationships – $750,000
●	Registered Intellectual Property – $250,000
●	Proprietary Know-How – $250,000

Accordingly, no goodwill has been recognized. The total consideration has been measured based on the acquisition-date fair value of the equity instruments issued, determined using the quoted market price of the Company’s common stock on the acquisition date. The aggregate cost recognized amounts to $2,948,276, reflecting the fair value of 344,827 shares issued on the closing date.

The consideration transferred has been measured based on the fair value of equity instruments issued. While the transaction was initially recorded at $8.70 per share (as agreed in the Asset Purchase Agreement), subsequent evaluation of observable market data indicates that the closing market price of the Company’s common stock on April 30, 2025 was $8.55 per share. Accordingly, a difference of $0.15 per share resulted in a total adjustment of $51,724 (344,827 shares × $0.15), and the aggregate consideration has been revised to $2,948,276 based on the acquisition-date fair value of the equity consideration. The $51,724 adjustment was allocated proportionately in all acquired intangible assets.

All acquired intangible assets meet the asset recognition criteria under U.S. GAAP, as they embody probable future economic benefits, are controlled by the Company, and arise from a completed transaction. Further, none of the acquired assets qualify as in-process research and development under ASC 730, as the technology and related assets are fully developed and commercially deployable. The acquired technology assets were placed into service during 2025 and are being amortized on a straight-line basis over their estimated useful lives. Amortization expense is included in operating expenses.

NOTE 5: PREPAID MARKETING EXPENSES

In 2025, the Company entered into multi-year marketing, licensing, sponsorship, and service agreements under which it provides equity instruments, pre-funded warrants, or cash as consideration. Amounts paid or the fair value of instruments issued in excess of amounts currently expensed are recorded as prepaid assets and amortized over the contractual service period on a straight-line basis.

University Marketing Agreements

AAA Tuscaloosa, LLC — University of Alabama

Effective July 16, 2025, the Company entered into a three-year Exclusive Private Label Manufacturing Agreement with AAA Tuscaloosa, LLC (“AAA”), pursuant to which the Company manufactures University of Alabama–branded apparel. AAA is responsible for marketing and selling the products through its website and campus bookstores and is considered the Company’s customer under ASC 606; revenue is recognized upon sale of products to end customers through AAA’s distribution channels.

As consideration, the Company agreed to issue common stock valued at $1,000,000 per year over the three-year term (total equity commitment of $3,000,000). On December 12, 2025, the Company issued 285,714 shares of common stock at a grant-date fair value of $7.92 per share (grant date: September 22, 2025; aggregate equity fair value: $2,262,855). The share-based consideration represents payment for distinct services, including licensing access, distribution, and marketing services, and is accounted for under ASC 718. The total consideration, including the equity component and the initial fair value of the make-whole provision at grant date, was $4,341,104. The Company recorded a prepaid asset equal to the fair value of consideration provided, amortized on a straight-line basis over the three-year term. For the year ended December 31, 2025, the Company recognized $666,032 of marketing expense, representing 168 days of amortization. As of December 31, 2025, the prepaid balance was $3,675,072, of which $1,357,173 is classified as current and $2,317,899 as non-current.

The agreement includes a 15-month make-whole provision (through March 12, 2027), under which the Company is required to issue additional shares or cash if the fair value of shares delivered falls below the $3,000,000 commitment; accordingly, the award is liability-classified under ASC 718. See Note 9 for the fair value detail and Monte Carlo assumptions.

Traffic Holdco, LLC — Collegiate NIL Program

Effective July 16, 2025, the Company entered into a three-year Exclusive Private Label Manufacturing Agreement with Traffic Holdco, LLC (“Traffic”), pursuant to which the Company obtained exclusive apparel manufacturing rights for collegiate Name, Image and Likeness (“NIL”) programs at a minimum of three universities. Traffic is responsible for licensing, marketing, and distribution through university channels and is considered the Company’s customer under ASC 606; revenue is recognized upon sale of products to end customers through Traffic’s distribution channels.

As consideration, the Company agreed to issue common stock valued at $1,000,000 per university per year over the three-year term (minimum total equity commitment of $9,000,000). On December 12, 2025, the Company issued 857,143 shares of common stock at a grant-date fair value of $7.92 per share (grant date: September 22, 2025; aggregate equity fair value: $6,788,573). The share-based consideration represents payment for distinct services, including licensing access, distribution, marketing, and compliance services, and is accounted for under ASC 718. The total consideration, including the equity component and the initial fair value of the make-whole provision, was $13,023,328. The Company recorded a prepaid asset equal to the fair value of consideration provided, amortized on a straight-line basis over the three-year term. For the year ended December 31, 2025, the Company recognized $1,998,100 of marketing expense, representing 168 days of amortization. As of December 31, 2025, the prepaid balance was $11,025,228, of which $4,341,109 is classified as current and $6,684,119 as non-current.

The agreement includes a 15-month make-whole provision (through March 12, 2027), under which the Company is required to issue additional shares or cash if the fair value of shares delivered falls below the guaranteed commitment; accordingly, the award is liability-classified under ASC 718. See Note 9 for the fair value detail and Monte Carlo assumptions.

The Grove Collective, LLC — University of Mississippi

Effective November 19, 2025, the Company entered into a three-year Exclusive Private Label Manufacturing Agreement with The Grove Collective, LLC (“Grove”), pursuant to which the Company will exclusively manufacture apparel products to be sold through Grove’s website and retail channels. The agreement supports marketing and brand development initiatives related to the University of Mississippi NIL program. Grove is considered the Company’s customer under ASC 606; revenue is recognized upon sale of products to end customers through Grove’s channels.

As consideration, the Company issued 385,107 shares of common stock at a grant-date fair value of $7.50 per share (aggregate equity fair value: $2,888,303), representing a total equity commitment of $3,000,000. The share-based consideration is accounted for as payment for distinct marketing, distribution, and related services under ASC 718. The total consideration, including the equity component and the initial fair value of the make-whole provision at grant date, was $4,970,835. The Company recorded a prepaid asset equal to the fair value of consideration provided, amortized on a straight-line basis over the three-year term. For the year ended December 31, 2025, the Company recognized $190,662 of marketing expense, representing 42 days of amortization. As of December 31, 2025, the prepaid balance was $4,780,173, of which $1,656,945 is classified as current and $3,123,228 as non-current.

The agreement includes a 15-month make-whole provision; accordingly, the award is liability-classified under ASC 718. See Note 9 for the fair value detail and Monte Carlo assumptions.

Buffalo Sports Properties / Learfield — University of Colorado

Effective December 3, 2025, the Company entered into a three-year Marketing and Sponsorship Agreement with Buffalo Sports Properties, LLC and Learfield (the “Provider”) for the University of Colorado athletic program. Under the agreement, the Company receives sponsorship, media, and NIL marketing benefits in exchange for a combination of cash and equity consideration. The Provider is considered the Company’s customer under ASC 606; revenue is recognized upon delivery of sponsorship and marketing benefits over the term.

As consideration, the Company agreed to pay $550,000 per year over the three-year term, consisting of $350,000 per year in common stock (total equity commitment: $1,050,000) and $200,000 per year in cash (total cash: $537,931). On December 12, 2025, the Company issued 193,036 shares of common stock at $6.68 per share (grant date: December 3, 2025; aggregate equity fair value: $1,289,480). The equity component is accounted for as payment for distinct sponsorship, media, and marketing services under ASC 718. The total consideration, including the equity component and the initial fair value of the make-whole provision, was $2,014,433. The Company recorded a prepaid asset equal to the fair value of consideration provided, amortized on a straight-line basis over the three-year term. For the year ended December 31, 2025, the Company recognized $51,881 of marketing expense, representing 29 days of amortization. As of December 31, 2025, the prepaid balance was $1,962,551, of which $671,478 is classified as current and $1,291,073 as non-current. The cash component is recognized as prepaid sponsorship expense and amortized as benefits are received; the first cash installment is due under the January 2026 billing schedule.

The agreement includes an 18-month make-whole provision (through June 12, 2027), under which the Company is required to issue additional shares or cash if the fair value of shares delivered falls below the guaranteed amount; accordingly, the award is liability-classified under ASC 718. See Note 9 for the fair value detail and Monte Carlo assumptions.

Other Marketing Agreements

MavDB Consulting LLC

In January 2025, the Company entered into a two-year marketing services agreement with MavDB Consulting LLC for content production, social media marketing, student athlete engagement, and event staffing. The consideration was satisfied through the issuance of 2,068,965 pre-funded warrants with an aggregate fair value of $2,689,656, accounted for as share-based consideration for marketing and advisory services. The warrants are equity-classified with no make-whole provision. The Company recognized $1,269,193 of marketing expense for the year ended December 31, 2025, representing 344 days of amortization over the two-year term. As of December 31, 2025, the prepaid balance was $1,420,463, of which $1,344,828 is classified as current and $75,635 as non-current.

In September 2025, the Company entered into a two-year cash-based marketing agreement with MavDB Consulting LLC for $1,240,000. The Company recognized $1,240,000 of marketing expense for the year ended December 31, 2025, representing the full contract value. No prepaid balance remains as of December 31, 2025.

In March 2025, Bailey entered into a five-year cash-based marketing services agreement with MavDB Consulting LLC for $2,500,000. The Company recognized $2,500,000 of marketing expense for the year ended December 31, 2025, representing the full contract value. No prepaid balance remains as of December 31, 2025.

MavDB is controlled by a shareholder who holds a significant amount of warrants and prefunded warrants. See Notes 10 and 11 for further detail on the equity transactions related to MavDB.

Other

In September 2025, the Company entered into a one-year agreement with Velora Marketing Services for $350,000 and a one-year agreement with i2i Marketing for $425,000. The Company recognized $350,000 and $425,000 of marketing expense, respectively, for the year ended December 31, 2025, representing the full contract value of each agreement. No prepaid balance remains as of December 31, 2025.

In September 2025, Bailey entered into a one-year marketing agreement with Candlelight Ventures for $350,000. The Company recognized $350,000 of marketing expense for the year ended December 31, 2025, representing the full contract value. No prepaid balance remains as of December 31, 2025.

Costs associated with all cash-based agreements are recognized as prepaid assets and expensed over the respective contractual service periods.

Summary of Consideration and Prepaid Balances

The following table summarizes the consideration provided under each agreement and the resulting prepaid marketing balances as of December 31, 2025:

	Consideration	Agreement	Term	2025	Prepaid Balance as of December 31, 2025
Agreement	Type	Amount	(Years)	Amortization	Current	Non-Current	Total
MavDB (Jan 2025)	PFW*	$2,689,656	2	$1,269,193	$1,344,828	$75,635	$1,420,463
Traffic Holdco	Shares + MW**	13,023,328	3	1,998,100	4,341,109	6,684,119	11,025,228
AAA Tuscaloosa	Shares + MW	4,341,104	3	666,032	1,357,173	2,317,899	3,675,072
Grove	Shares + MW	4,970,835	3	190,662	1,656,945	3,123,228	4,780,173
Learfield	Shares + MW	2,014,433	3	51,882	671,478	1,291,073	1,962,551

		$27,039,356		$4,175,869	$9,371,533	$13,491,954	$22,863,487

*	PFW = pre-funded warrants, equity-classified with no make-whole provision.

**	Shares + MW = common stock issued plus a make-whole provision guaranteeing the counterparty a minimum aggregate share value. The make-whole creates a liability-classified share-based award under ASC 718, measured at fair value via Monte Carlo simulation. See Note 9.

The following table disaggregates total consideration for the share-based agreements between the equity component (fair value of shares or warrants issued, recorded in equity) and the liability component (initial fair value of the make-whole provision, recorded as share-based payment liability on the consolidated balance sheet):

	Fair Value of Equity (Shares & PFW)	Share-Based Payment Liability	Total
Traffic Holdco	$6,788,573	$6,234,755	$13,023,328
AAA Tuscaloosa	2,262,855	2,078,249	4,341,104
Grove	2,888,303	2,082,532	4,970,835
Learfield	1,289,480	724,953	2,014,433
	$13,229,211	$11,120,489	$24,349,700

Total aggregate consideration for all share-based agreements was $24,349,700 at initial recognition, comprising $13,229,211 in equity fair value and $11,120,489 in share-based payment liability (make-whole provisions). At December 31, 2025, the total share-based payment liability was remeasured to $9,405,699, resulting in a recognized gain of $1,714,790.

Classification and Future Amortization

Prepaid marketing expenses are classified as current or non-current based on the portion of each agreement expected to be amortized within the next twelve months from the balance sheet date. Current prepaid balances represent the pro-rata share of total consideration allocable to services to be received in the twelve months ending December 31, 2026. Non-current prepaid balances represent the remaining unamortized consideration allocable to periods beyond December 31, 2026.

For agreements where amortization commenced during 2025, the current portion reflects the next twelve months of straight-line amortization based on the original contract term. For agreements entered into near year-end (primarily Learfield, commencing December 3, 2025), the current portion reflects the estimated twelve-month share based on the contractual service start date. Amortization begins on the service commencement date of each agreement.

Total prepaid marketing expenses recognized during the year ended December 31, 2025 was $3,978,943. Estimated future amortization of prepaid marketing expenses as of December 31, 2025 is as follows:

Year Ended December 31,	Amount
2026	$9,371,533
2027	8,102,340
2028	5,389,614
$22,863,487

NOTE 6: DUE FROM FACTOR

The Company, via its subsidiaries, Bailey, Stateside and Sundry, assigns a portion of its trade accounts receivable to third- party factoring companies, who assumes the credit risk with respect to the collection of non-recourse accounts receivable. The Company may request advances on the net sales factored at any time before their maturity date. The factor charges a commission on the net sales factored for credit and collection1 services. For one factoring company, interest on advances is charged as of the last day of each month at a rate equal to the Term SOFR rate plus 2.5% for Bailey. For Stateside and Sundry, should total commission and fees payable be less than $30,000 in a single year, then the factor shall charge the difference between the actual fees in said year and $30,000 to the Company. Interest on advances is charged as of the last day of each month at a rate equal to the greater of either, (a) the Chase Prime Rate + (2.0)% or (b) (4.0)% per annum. For another factoring company, interest is charged at one-thirty-third (1/33) of one percent per day, such rate to increase or decrease in accordance with changes in the “Prime Rate”, which such prime rate to be deemed to be 4.25% on the date of the agreement.

Advances are collateralized by a security interest in substantially all of the companies’ assets.

Due to/from factor consist of the following:

	December 31,
	2025	2024
Outstanding receivables:
Without recourse	$283,849	$460,815
With recourse	13,920	142,914
Matured funds and deposits	61,838	61,941
Advances	(86,170)	(275,484)
Credits due customers	-	-
	$273,437	$390,186

NOTE 7: GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company recorded goodwill from each of its business combinations. As part of its 2025 annual impairment testing, the Company recorded goodwill impairment charges of $3,185,056 ($1,081,000 for the Bailey reporting unit and $2,104,056 for the Stateside reporting unit). No goodwill impairment was recorded in 2024. The following is a summary of goodwill activity by entity for the years ended December 31, 2025 and 2024:

	December 31, 2024	Additions	Impairment	December 31, 2025
Bailey	$3,158,123	$-	$(1,081,000)	$2,077,123
Stateside	2,104,056	-	(2,104,056)	-
Sundry	3,711,322	-	-	3,711,322
	$8,973,501	$-	$(3,185,056)	$5,788,445

Intangible Assets

For the year ended December 31, 2025, the Company recorded intangible asset impairment charges of $2,488,948, comprising: (i) $1,260,500 related to the Stateside brand name (indefinite-lived), reflecting the Company’s assessment that the carrying value exceeded the estimated fair value based on the reporting unit’s performance; and (ii) $1,228,448 related to the OpenDaily technology asset and associated intangible assets acquired in April 2025 pursuant to the asset acquisition of Open Daily Technologies, Inc., which were fully impaired based on a reassessment of recoverability. No intangible asset impairment was recorded in 2024, other than $1,388,000 related to HJ customer relationships. Total impairment charges (goodwill and intangible assets) for the year ended December 31, 2025 were $5,674,004.

The following table summarizes information relating to the Company’s identifiable intangible assets as of December 31, 2025 and 2024:

	Gross		Accumulated	Carrying
December 31, 2025	Amount	Impairment	Amortization	Value
Amortized:
Customer relationships	$8,634,560	$-	$(8,634,560)	$-
Technology asset	2,948,275	(1,228,448)	(418,336)	1,301,491
	$11,582,835	$(1,228,448)	$(9,052,896)	$1,301,491
Indefinite-lived:
Brand name	4,453,880	(1,260,500)	-	3,193,380
Total	$16,036,715	$(2,488,948)	$(9,052,896)	$4,494,871

	Gross		Accumulated	Carrying
December 31, 2024	Amount	Impairment	Amortization	Value
Amortized:
Customer relationships	10,022,560	(1,388,000)	(6,968,401)	1,666,159
	$10,022,560	$(1,388,000)	$(6,968,401)	$1,666,159
Indefinite-lived:
Brand name	4,453,880	-	-	4,453,880
Total	$14,476,440	$(1,388,000)	$(6,968,401)	$6,120,039

Refer to Note 3 for discussion on the intangible asset impairment recorded in 2025.

The Company recorded amortization expense of $2,084,496 and $2,474,178 during the years ended December 31, 2025 and 2024, respectively, which is included in general and administrative expenses in the consolidated statements of operations.

The technology asset acquired from Open Daily Technologies Inc. (see Note 3) was placed in service during 2025 and is being amortized on a straight-line basis over its estimated useful life. Amortization expense is included in operating expenses.

NOTE 8: LIABILITIES AND DEBT

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities is comprised of the following:

	December 31,
	2025	2024
Accrued expenses	$591,371	$591,371
Payroll related liabilities	4,646,647	4,268,880
Sales tax liability	158,571	187,971
Other liabilities	164,902	208,880
	$5,561,491	$5,257,102

Payroll related liabilities are primarily related to overdue payroll taxes due to be remitted to federal and state authorities by Digital Brands Group, Inc. and Bailey. The amounts may be subject to further penalties and interest.

As of December 31, 2025, accrued expenses include $535,000 in accrued common stock issuances pursuant to an advisory agreement for services performed in 2022. The shares of common stock owed under the agreement are expected to be issued in early 2026.

Accrued interest payable of $2,787,506 as of December 31, 2025 (December 31, 2024: $2,328,078) relates primarily to unpaid interest on the Bailey sellers’ promissory note and is presented separately on the Consolidated Balance Sheet.

Debt

The following table summarizes the Company’s outstanding debt obligations as of December 31, 2025 and 2024:

	December 31,
	2025	2024
Current:
Merchant cash advances	$1,483,159	$1,858,157
Sunnyside Shopify loan, net of discount	58,296	-
B44 PPP note payable	933,294	939,959
Convertible note payable, net	-	100,000
Promissory note payable, net	3,500,000	3,500,000
Notes payable	150,000	-
Total current debt	6,124,749	6,398,116

Non-current:
Notes payable (long-term)	-	150,000
Total non-current debt	-	150,000

Total debt	$6,124,749	$6,548,116

Convertible Debt

On February 20, 2025, the Company settled the remaining convertible debt principal in cash, along with $47,000 of accrued interest. As of December 31, 2025 and 2024, the outstanding principal balance was $0 and $100,000, respectively.

Loan Payable — PPP, SBA, and Shopify

In April 2022, Bailey received notification of full forgiveness of its second SBA Paycheck Protection Program (“PPP”) loan totaling $1,347,050 and partial forgiveness of its first PPP loan totaling $413,705. As of December 31, 2025 and December 31, 2024, Bailey had an outstanding PPP loan balance of $933,294, classified as current. The loan matures in April 2026. No additional forgiveness was recognized during 2025.

In June 2020, the Company received an SBA Economic Injury Disaster Loan of $150,000 bearing interest at 3.75% per annum, maturing April 2050. The outstanding balance was $150,000 as of December 31, 2025 and 2024, classified as current in 2025 due to technical default.

The Company’s Sunnyside subsidiary maintains a Shopify Capital loan with an outstanding balance of $58,296 as of December 31, 2025, classified as current.

Merchant Advances

From 2022 through 2024, the Company obtained several merchant cash advances secured by expected future sales receipts, with repayments made on a weekly basis. The Company made total cash repayments of $374,998 for the year ended December 31, 2025. The advances are non-interest bearing.

The following is a summary of the merchant advances:

	December 31,
	2025	2024
Principal	$1,483,159	$1,858,157
Less: unamortized debt discount	-	-
Merchant cash advances, net	$1,483,159	$1,858,157

Promissory Note Payable

As of December 31, 2025 and 2024, the outstanding principal on the note payable to the sellers of Bailey 44, LLC was $3,500,000. The note bears interest at 12% per annum, payable quarterly. Interest expense was $420,000 for the year ended December 31, 2025 ($105,000 per quarter). Accrued and unpaid interest was $2,624,000 as of December 31, 2025, recorded separately as accrued interest payable on the consolidated balance sheet.

The note matured on December 8, 2025. As of December 31, 2025, the note has not been repaid and is in technical default. The Company is currently in discussions with the lender regarding repayment, extension, or refinancing of the obligation. Management has not identified any cross-default provisions in other material agreements that would be triggered by this default. This default has been considered in the Company’s going concern assessment. See Note 2.

Subsequent to December 31, 2025, the note remains outstanding and unpaid. The Company continues to accrue interest at the contractual rate of 12% per annum. No formal acceleration notice has been received from the lender as of the date these financial statements were available to be issued.

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

NOTE 9: SHARE-BASED PAYMENT LIABILITY

The Company’s collegiate apparel agreements (AAA Tuscaloosa, Traffic Holdco, Grove Collective, Buffalo Sports / Learfield – see Note 5) include make-whole provisions under which the Company is required to deliver a guaranteed aggregate dollar value through a variable number of common shares. Because the number of shares required for settlement varies based on the Company’s stock price, these arrangements are classified as liability-classified share-based payment awards under ASC 718. At inception, the Company measures the liability at fair value using a Monte Carlo simulation model, with a corresponding prepaid marketing asset recognized. The liability is remeasured at fair value at each subsequent reporting date, with changes recognized in earnings. The prepaid marketing asset is amortized on a straight-line basis over the contractual service period. See Note 5 for prepaid marketing balances.

The share-based payment liability is classified within Level 2 of the fair value hierarchy under ASC 820. The primary inputs to the Monte Carlo simulation model — including the Company’s stock price, risk-free interest rate, and contractual term — are observable market inputs. Accordingly, the Company classifies these liabilities as Level 2. There were no transfers between levels during the year ended December 31, 2025.

The following assumptions were used in the Monte Carlo simulation model at initial recognition and remeasurement as of December 31, 2025 of each make-whole liability:

At Initial Recognition

	Stock Price	Strike Price	Term (Yrs)	Volatility	Risk-Free Rate	Fair Value per Share	Total Fair Value
Traffic Holdco (Sep 22)	$7.92	$10.50	1.25	182%	3.53%	$7.27	$6,234,755
AAA Tuscaloosa (Sep 22)	$7.92	$10.50	1.25	182%	3.53%	$7.27	2,078,249
Grove (Nov 19)	$7.50	$7.79	1.25	197%	3.53%	$5.41	2,082,532
Learfield (Dec 3)	$6.68	$5.44	1.25	193%	3.53%	$3.54	724,953
							$11,120,489

At Remeasurement (December 31, 2025)

	Stock Price	Strike Price	Term (Yrs)	Volatility	Risk-Free Rate	Fair Value per Share	Total Fair Value
Traffic Holdco (Dec 31)	$12.68	$10.50	1.19	180%	3.48%	$5.12	$5,390,539
AAA Tuscaloosa (Dec 31)	$12.68	$10.50	1.19	180%	3.48%	$5.12	1,813,512
Grove (Dec 31)	$12.68	$7.79	1.14	180%	3.48%	$3.21	1,635,666
Learfield (Dec 31)	$12.68	$5.44	1.25	180%	3.48%	$3.54	565,982
							$9,405,699

Volatility was estimated based on the historical stock price of the Company over the applicable measurement period. The risk-free rate is based on the U.S. Treasury yield curve for the instrument’s remaining term as of the measurement date. The strike price represents the minimum guaranteed aggregate value per the respective agreement divided by the number of shares issued.

The following is a summary of activity of the share-based payment liability for the year ended December 31, 2025:

Share-Based Payment
Liability
Balance, December 31, 2024	$-
Initial recognition - make-whole provisions	11,120,489
Change in fair value (gain)	(1,714,790)
Balance, December 31, 2025	$9,405,699

There were no transfers between levels during the year ended December 31, 2025.

NOTE 10: STOCKHOLDERS’ EQUITY (DEFICIT)

Amendments to Certificate of Incorporation and Reincorporation

Effective December 29, 2025, the Company reincorporated from the State of Delaware to the State of Nevada pursuant to a plan of conversion approved by the Board of Directors. The reincorporation did not affect the Company’s authorized capital structure, par values, or outstanding equity.

Common Stock

As of December 31, 2025, the Company had 1,000,000,000 shares of common stock, $0.0001 par value per share, authorized. As of December 31, 2025 and December 31, 2024, there were 8,788,335 and 838,583 shares of common stock issued and outstanding, respectively.

Common stockholders have voting rights of one vote per share. The voting, dividend, and liquidation rights of the holders of common stock are subject to and qualified by the rights, powers, and preferences of preferred stockholders.

2025 Common Stock Transactions

During the year ended December 31, 2025, the Company issued common stock and equity instruments in the following transactions:

●	In January 2025, the Company issued 2,068,965 pre-funded warrants to MavDB Consulting LLC as consideration for a two-year marketing services agreement. The fair value of those warrants ($2,689,656) was recorded as a prepaid marketing asset. See Note 5.

●	In February 2025, the Company issued 125,535 shares of common stock and 11,239,805 pre-funded warrants for net proceeds of $6,642,433. See the February 2025 Offering section below. During 2025, 4,012,375 shares were subsequently issued upon exercise of those pre-funded warrants.

●	In April 2025, the Company issued 344,827 shares as consideration for the acquisition of technology assets from Open Daily Technologies Inc., at a fair value of $2,948,276. See Note 4.

●	In August and September 2025, the Company raised $11,387,000 in net proceeds through the Series D Convertible Preferred Stock offering. See the Series D section below.

●	In 2025, the Company issued 1,721,000 shares under the four collegiate apparel agreements (AAA Tuscaloosa 285,714; Traffic Holdco 857,143; The Grove Collective 385,107; Learfield/Buffalo Sports 193,036). The shares were valued at their accounting grant-date fair value and recorded as prepaid marketing assets. See Note 5.

●	The Company issued 11,582 shares to settle $113,851 of outstanding accounts payable to vendors. The Company also issued 44,988 shares to consultants for services performed for a fair value of $145,226.

●

During 2025, warrant holders exercised an aggregate of 5,701,820 Common Share Purchase Warrants, resulting in the issuance of shares of common stock and aggregate proceeds of $5,807,576 to the Company. See Note 11.

●	During August 2025, certain warrant holders exercised Common Share Purchase Warrants at $0.66 per share generating aggregate proceeds of approximately $5.0 million for which the underlying shares had not been issued as of December 31, 2025. These proceeds are reflected as stock payable on the consolidated balance sheet.

February 2025 Offering

On February 13, 2025, the Company entered into securities purchase agreements with certain accredited investors, pursuant to which the Company agreed to issue and sell in a best efforts offering 11,365,340 units at a purchase price of $0.66 per unit, including: (i) 125,535 units consisting of one share of common stock and two common stock purchase warrants; and (ii) 11,239,805 units consisting of one pre-funded warrant (exercisable at $0.0001 per share with no expiration) and two common stock purchase warrants. The common stock purchase warrants are exercisable for an aggregate of 22,730,680 shares of common stock at $0.66 per share. The February 2025 Offering closed on February 18, 2025, generating net proceeds of $6,642,433 after placement agent fees and expenses.

Pre-Funded Warrants were offered to purchasers whose purchase of common stock would have resulted in beneficial ownership exceeding 4.99% (or 9.99% at the purchaser’s election) of outstanding common stock. Pre-Funded Warrants are immediately exercisable, do not expire, and may be exercised on a cashless basis if no effective registration statement is available.

Stock Payable

As of December 31, 2025, stock payable of $4,951,128 represents amounts received from warrant holders for exercises in which the underlying shares of common stock had not yet been issued as of December 31, 2025. During August 2025, certain warrant holders exercised Common Share Purchase Warrants at $0.66 per share for aggregate proceeds of approximately $5.0 million; the shares had not been issued as of December 31, 2025 and accordingly the proceeds were recorded as stock payable. As of December 31, 2025, the Company had exercised warrants representing an obligation to issue shares of common stock. Upon issuance, the balance will be reclassified to stockholders’ equity. See Note 17 for shares issued subsequent to December 31, 2025.

2024 Common Stock Transactions

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

Series A Convertible Preferred Stock

On September 29, 2022, the Company designated up to 6,800 shares of Series A Convertible Preferred Stock, par value $0.0001, with a stated value of $1,000 per share. Each share of Series A Preferred Stock is convertible at the holder’s option into a number of shares of common stock determined by dividing the stated value ($1,000) by the conversion price of $9.30 (the closing price on September 29, 2022). Series A holders are entitled to vote with the holders of common stock on an as-converted basis. Series A Preferred Stock ranks senior to common stock and junior to Senior Securities as to dividends and liquidation.

As of December 31, 2025 and December 31, 2024, there were 6,300 shares of Series A Convertible Preferred Stock issued and outstanding, with an aggregate liquidation preference of $6,300,000.

Series C Convertible Preferred Stock

On June 21, 2023, the Company issued 5,761 shares of Series C Convertible Preferred Stock, par value $0.0001, with a stated value of $1,000 per share, to the Sundry sellers in exchange for cancellation of promissory notes issued in December 2022. Each share of Series C Preferred Stock is convertible at the holder’s option into common stock at a conversion price of $0.717 per share (the lower of the closing price on June 20, 2023 and the five-day average preceding the issuance date). The Company may redeem all or any portion of the outstanding Series C shares at 112% of the then-current stated value at any time after June 21, 2023, provided an effective registration statement is in place. Series C holders are entitled to vote with common stockholders on an as-converted basis. Series C ranks pari passu with Series A and senior to common stock.

As of December 31, 2025 and December 31, 2024, there were 1,344 shares of Series C Convertible Preferred Stock issued and outstanding, with an aggregate liquidation preference of $1,344,000.

Series D Convertible Preferred Stock

2025 Transactions

On August 13, 2025, the Company completed the initial closing of a private placement, issuing 14,031.25 shares of Series D Convertible Preferred Stock, par value $0.0001 per share, with a stated value of $1,000 per share, for gross cash proceeds of approximately $11.2 million (aggregate stated value of $14.0 million).

On September 26, 2025, pursuant to an amendment to the Securities Purchase Agreement, the Company issued an additional 1,875 shares of Series D Preferred Stock to an investor for gross cash proceeds of $1.5 million, at a stated value of $1,150 per share (aggregate stated value of $2.16 million for this tranche).

Total gross proceeds from the Series D offerings were $12.7 million. Net proceeds received, after deducting offering costs, were $11.4 million.

As of December 31, 2025, there were 15,906 shares of Series D Convertible Preferred Stock issued and outstanding.

Conversion: Each share of Series D Preferred Stock is convertible at the holder’s option into common stock at a price equal to 80% of the lowest closing price of the Company’s common stock for the five trading days immediately preceding the conversion date, subject to beneficial ownership limitations of 4.99% (adjustable to 9.99%).

Dividends: Series D holders are entitled to receive dividends equal (on an as-converted basis) to dividends paid on common stock, when and if declared. No dividends have been declared or paid.

Voting: Series D holders vote with holders of common stock on an as-converted basis, subject to ownership limitations.

Liquidation Preference: Series D ranks senior to common stock and Junior Securities, pari passu with Series A and Series C, and junior to Senior Securities. Upon liquidation, each Series D holder is entitled to receive the greater of: (i) the stated value plus accrued dividends, or (ii) the amount such holder would receive if Series D were converted to common stock immediately prior to such liquidation. As of December 31, 2025, the aggregate liquidation preference of the Series D Preferred Stock was approximately $23,859,375.

The Company is required to hold the offering proceeds in a segregated bank account. As of December 31, 2025, $5,744,174 remains in the segregated account as restricted cash, pending release upon: (i) shareholder approval of the reverse stock split and 20% rule, and (ii) SEC effectiveness of the resale registration statement. See Note 3.

ASC 480 and 815 Analysis

The Company evaluated the Series D Convertible Preferred Stock under ASC 480, ASC 815, and ASC 480-10-S99-3A.

Under ASC 480, the Series D does not meet the definition of a mandatorily redeemable instrument, as there are no mandatory redemption provisions or obligations requiring the Company to deliver cash or other assets to holders. The instrument is therefore not classified as a liability under ASC 480.

Under ASC 815, the Company evaluated all embedded features of the Series D Preferred Stock, including the conversion option, participating dividends, price protection, protective rights, and liquidation preference. The Company determined that all such features are clearly and closely related to the equity host and do not require bifurcation as separate derivative instruments. The conversion option is equity-settled, the ownership limitations maintain equity characteristics, and there are no put features, mandatory repurchase provisions, or redemption rights exercisable at the option of holders or upon events outside the Company’s control.

Under ASC 480-10-S99-3A, the Company evaluated whether the Series D should be classified as temporary equity. Because there are no redemption features exercisable at the option of the holder or upon the occurrence of events not solely within the Company’s control, the Series D Preferred Stock does not meet the criteria for temporary equity classification. Accordingly, the Series D is classified as permanent equity in the Consolidated Balance Sheets.

Modification

On September 23, 2025, the Company amended the Certificate of Designations for the Series D Convertible Preferred Stock to increase the stated value from $1,000 to $1,150 per share and expand the authorized shares from 15,000 to 17,500. The amendment was accounted for as a modification by analogy to ASC 718-20, and the Company recognized a deemed dividend of $2,104,688, representing the aggregate increase in stated value transferred to preferred shareholders.

Liquidation Preferences

As of December 31, 2025, the aggregate liquidation preferences of the Company’s preferred stock were as follows:

Series	Liquidation Preference
Series A Convertible Preferred Stock	$6,300,000
Series C Convertible Preferred Stock	1,344,000
Series D Convertible Preferred Stock	23,859,375
Total	$31,503,375

NOTE 11: WARRANTS AND STOCK OPTIONS

Common Stock Warrants

A summary of common stock warrant activity for the years ended December 31, 2025 and 2024 is as follows:

	Common	Weighted
	Stock	Average
	Warrants	Exercise Price
Outstanding - December 31, 2024	45,701	$580.12
Granted	36,788,155	0.42
Exercised	(5,701,820)	0.20
Forfeited	(20,555)	144.00
Outstanding - December 31, 2025	31,111,481	$1.13

Exercisable at December 31, 2024	45,701	$580.12
Exercisable at December 31, 2025	31,111,481	$1.13

Warrant Transactions

MavDB Consulting LLC Pre-Funded Warrants

On January 21, 2025, in connection with a two-year marketing services agreement, the Company issued 2,068,965 pre-funded warrants to MavDB Consulting LLC at an exercise price of $0.01 per share. The fair value of the pre-funded warrants was $2,689,656 ($1.30 per share), recorded as a prepaid marketing asset. The warrants are immediately exercisable and expire two years from issuance. See Note 5.

February 2025 Offering Warrants

In February 2025, the Company issued 33,970,485 warrants pursuant to the February 2025 Offering (see Note 10), including 11,239,805 pre-funded warrants exercisable at $0.0001 per share with no expiration date, and 22,730,680 common stock purchase warrants exercisable at $0.66 per share. During the year ended December 31, 2025, 8,730,796 warrants were exercised for shares of common stock, generating aggregate proceeds of $5,807,576. The Company also issued placement agent warrants to purchase up to 748,705 shares of common stock at $0.76 per share in connection with the February 2025 Offering.

As of December 31, 2025, stock payable of $4,951,128 represents amounts received from warrant holders for exercises in which the underlying shares of common stock had not yet been issued as of December 31, 2025. During August 2025, certain warrant holders exercised Common Share Purchase Warrants at $0.66 per share for aggregate proceeds of approximately $5.0 million; the shares had not been issued as of December 31, 2025 and accordingly the proceeds were recorded as stock payable.

Stock Options

As of December 31, 2025 and 2024, the Company had 31 stock options outstanding with a weighted average exercise price of $452,500 per share. All outstanding options are exercisable. No options were granted, exercised, or forfeited during the year ended December 31, 2025.

Stock-based compensation expense of $0 and $169,614 was recognized for the years ended December 31, 2025 and 2024, respectively. There is no unrecognized compensation cost related to outstanding stock options as of December 31, 2025.

The 2020 Omnibus Incentive Stock Plan (the “2020 Plan”) authorizes an aggregate of 26 shares of common stock for awards. As of December 31, 2025, grants covering 22 shares have been made and 4 shares remain available for future issuance under the 2020 Plan.

NOTE 12: RELATED PARTY TRANSACTIONS

As of December 31, 2025 and 2024, amounts due to related parties was $370,921 and $411,921, respectively. The advances are unsecured, non-interest bearing and due on demand. Amounts due to related parties consist of amounts due to current and former executives, and a board member.

As of December 31, 2025 and 2024, due to related parties includes $87,222 in advances from Mark Lynn, a director and former officer of the company, and accrued salary and expense reimbursements of $134,699 to current officers of the company.

In October 2022, the Company received advances from a director, Trevor Pettennude, totaling $325,000. The advances are unsecured, non-interest bearing and due on demand. As of December 31, 2025 and December 31, 2024, $149,000 and $190,000, respectively, was outstanding.

NOTE 13: LEASE OBLIGATIONS

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

The company currently maintains two leased properties under month-to-month agreements, which are classified as short-term leases in accordance with ASC 842. The first property, located in Vernon, California, serves as the Corporate Warehouse and Distribution Center, encompassing approximately 42,000 square feet with a monthly base rent of $12,000. The second property is a showroom or office location also operated on a month-to-month basis. Because both leases are month-to-month with terms of 12 months or less, the Company has elected the short-term lease practical expedient and no right-of-use asset or lease liability has been recognized. Rent expense related to these leases is recognized on a straight-line basis over the applicable monthly periods.

Refer to Note 17 for detail on a lease entered into 2026.

NOTE 14: COMMITMENTS AND CONTINGENCIES

Marketing Agreement Commitments

The Company has entered into multi-year marketing and sponsorship agreements with AAA Tuscaloosa, LLC, Traffic Holdco, LLC, The Grove Collective, LLC, and Buffalo Sports Properties/Learfield, each of which includes equity and, in some cases, cash commitments over three-year terms. Certain of these agreements include make-whole provisions under which the Company may be required to issue additional shares or cash if the fair value of shares delivered falls below the guaranteed commitment during the protection period. These arrangements are accounted for as liability-classified share-based payment awards; the related liabilities are measured at fair value at each reporting date using Monte Carlo simulation models. See Note 5 for the prepaid marketing balances and Note 9 for the fair value of those liabilities as of December 31, 2025.

Legal Contingencies

The Company is subject to various legal proceedings arising in the ordinary course of business. Liabilities are recorded when losses are considered probable and reasonably estimable.

•	On March 20, 2024, a former temporary worker engaged through a third-party placement agency, who was never an employee of the Company, filed a wrongful termination lawsuit against the Company. The Company is disputing this claim. The Company settled this matter in March 2026 for $16,000.

•	On April 17, 2024, a former employee filed a wrongful termination lawsuit against the Company. The employee was part of the marketing team, which was fully transitioned to a third-party outsourced marketing solution. The Company disputed the claim and initially pursued arbitration; however, the matter was settled in May 2025 for a payment by the company of $81,000. Of this amount, $41,000 was paid in June 2025, with the remaining $40,000 to be paid in three equal installments of $13,000 in July, August 2025, and September 2025. The Company has made all the payments and the lawsuit is dismissed.

•	In June 2021, a vendor filed a lawsuit against Bailey related to a retail store lease in the amount of $1,500,000. The Company is disputing the claim for damages and the matter is ongoing. The vendor has recently updated the claim to now be $450,968 after signing a long-term lease with another brand for this location. The Company is disputing this new amount after review of the lease. In the summer of 2024, Century City Mall, LLC obtained a judgment against Bailey 44, LLC in the amount of approximately $1.4 million, inclusive of both damages for unpaid rent and attorney fees and costs. This amount is included within the liabilities of Bailey 44, LLC in these accompanying financial statements. In this action, Century City Mall is attempting to hold Digital liable for the judgment against Bailey 44 on the theory that Digital is Bailey 44’s “alter ego.” The case is set for trial on July 21, 2026. The Company is unable to weigh in on the likely outcome of the case but will vigorously defend.

●	In June 2022, a dispute originated due to a contractual arrangement involving alleged unpaid service fees of approximately $28,000, as well as additional disputed amounts, and counterclaims asserted by the Company for damages arising from website-related issues. A default judgment of approximately $28,000 was entered against the Company in January 2025. The Company is currently challenging the judgment and has initiated a new action reasserting its claims.

•	On November 15, 2023, a vendor, Simon Showroom, filed a lawsuit against the company related to trade payables totaling approximately $582,208, representing “double damages,” while the actual amount due to the vendor was $292,604. The case was settled in full on December 10, 2024, for a total settlement amount of $400,000. As part of the settlement, the Company paid $50,000 in December 2024, followed by a $60,000 payment in February 2025. As of December 31, 2025, the Company had an outstanding balance of $130,000 remaining, with monthly payments of $30,000 being made under the terms of the settlement agreement. The Company has made all payments, and the lawsuit is dismissed.

All claims above, to the extent management believes it will be liable, have been included in accounts payable and accrued expenses and other liabilities in the accompanying consolidated balance sheet as of December 31, 2025.

NOTE 15: INCOME TAXES

The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for temporary differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates expected to apply in the years in which those differences are expected to reverse. The Company maintains a full valuation allowance against all net deferred tax assets due to its history of operating losses.

Income Tax Provision

For the year ended December 31, 2025, the Company recorded no current or deferred income tax expense or benefit. For the year ended December 31, 2024, the Company recorded a deferred income tax benefit of $119,044. The components of the income tax provision are as follows:

	Year Ended December 31,
	2025	2024
Current:
Federal	$-	$-
State (California)	-	-
Total current	-	-
Deferred:
Federal	-	(119,044)
State (California)	-	-
Total deferred	-	(119,044)
Total income tax expense (benefit)	$-	$(119,044)

Deferred Tax Assets and Liabilities

The Company’s deferred tax assets arise primarily from net operating loss carryforwards. The Company has recorded a full valuation allowance against its net deferred tax assets as it is not more likely than not that these assets will be realized. The following table presents deferred tax assets and liabilities as of December 31, 2025 and 2024:

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$32,423,194	$24,774,064
Total gross deferred tax assets	$32,423,194	$24,774,064

Deferred tax liabilities:
Depreciation timing differences	$(1,840,170)	$(1,840,170)
Total deferred tax liabilities	$(1,840,170)	$(1,840,170)

Less: valuation allowance	$(30,832,014)	$(23,182,884)

Net deferred tax asset (liability)	$(248,990)	$(248,990)

Effective Tax Rate Reconciliation

The Company adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, effective for the year ended December 31, 2025. This standard requires the effective tax rate reconciliation to be presented in tabular format using both dollar amounts and percentages, disaggregated into prescribed categories. The reconciliation from the U.S. federal statutory rate of 21% to the Company’s effective rate of 0% and 0.9%, respectively, for the years ended December 31, 2025 and 2024 is as follows:

	2025	%	2024	%
Tax at federal statutory rate (21%)	$(5,933,037)	21.0%	$(2,777,383)	21.0%
Stock-based compensation	-	0.0%	47,411	-0.4%
Non-deductible items	734,704	-2.6%	1,449,317	-11.0%
Impairment of goodwill and intangibles	1,585,998	-5.6%	387,974	-2.9%
Change in valuation allowance	3,612,335	-12.8%	773,637	-5.8%
Total income tax expense (benefit)	$-	0.0%	$(119,044)	0.9%

Income Taxes Paid

The Company paid no federal, state, or local income taxes for the years ended December 31, 2025 and 2024.

Valuation Allowance

The Company maintained a full valuation allowance against its net deferred tax assets as of December 31, 2025 and 2024, due to its history of operating losses and uncertainty regarding the generation of future taxable income. The valuation allowance increased by $7,649,130 during 2025 and decreased by $5,419,573 during 2024, reflecting growth in net operating loss carryforwards.

Net Operating Loss Carryforwards

As of December 31, 2025, the Company had federal net operating loss carryforwards of approximately $108.7 million. Approximately $15.7 million relates to pre-2018 tax years and expires between 2033 and 2038. The remaining $93.7 million of post-2017 losses carry forward indefinitely but are subject to an annual 80% taxable income limitation under IRC §172. The Company also had California state NOL carryforwards of approximately $108.7 million, subject to a 20-year carryforward period.

The ability to utilize these carryforwards could become subject to annual limitations under Section 382 of the Internal Revenue Code if the Company undergoes an ownership change, generally defined as a cumulative shift of more than 50 percentage points in ownership among 5%-or-greater stockholders over a three-year period.

Uncertain Tax Positions

The Company has not identified any uncertain tax positions as of December 31, 2025 or 2024, and has recorded no related liabilities. The Company is subject to examination by U.S. federal and California state tax authorities for all tax years from 2021 forward.

NOTE 16: SEGMENT REPORTING

The Company operates as a single reportable segment — direct-to-consumer (“DTC”) fashion brands. The Company’s Chief Executive Officer has been identified as the Chief Operating Decision Maker (“CODM”). The CODM reviews consolidated financial results to evaluate performance, allocate resources, and make operating decisions for the Company as a whole.

In accordance with ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, effective for annual periods beginning after December 15, 2023, the Company is required to disclose significant segment expenses regularly provided to the CODM and included in the reported measure of segment profit or loss, even as a single reportable segment entity.

The CODM uses net loss as the measure of segment profit or loss to assess performance and allocate resources. The significant segment expenses regularly provided to the CODM are presented in the table below.

	Year Ended December 31,
	2025	2024
Revenue	$7,380,921	$11,555,656

Significant segment expenses:
Cost of net revenues	6,326,300	7,911,536
General and administrative	9,674,699	8,652,361
Sales and marketing	14,596,126	2,896,698
Distribution	643,569	907,843
Impairment of goodwill and intangible assets	5,674,004	1,388,000
Total significant segment expenses	36,914,698	21,756,438

Other segment items (a)	-	-

Other income (expense), net:
Change in fair value of SBP liability	1,714,790	-
Interest expense	(514,584)	(2,941,171)
Other non-operating income (expenses)	81,013	(83,680)
Total other income (expense), net	1,281,219	(3,024,851)

Income tax benefit (provision)	-	119,044

Segment net loss (CODM measure)	$(28,252,558)	$(13,106,589)

(a)	Other segment items consists of change in fair value of contingent consideration, change in credit reserve, and other immaterial items not separately identified as significant segment expenses. Since the Company operates as a single reportable segment, there are no reconciling items between segment totals and consolidated totals.

Total segment assets as of December 31, 2025 and 2024 were $44,489,380 and $19,890,327, respectively, equal to total consolidated assets. All assets are attributable to the Company’s single operating segment.

All revenues and long-lived assets are attributable to operations within the United States. No single customer accounted for more than 10% of net revenues during either period presented.

NOTE 17: SUBSEQUENT EVENTS

The Company has evaluated subsequent events through April 15, 2026, the date the financial statements were available to be issued.

Bailey Note Payable

The Company’s promissory note payable to Bailey, with a principal balance of $3,500,000, matured on December 8, 2025. As of the date of issuance of these financial statements, the note has not been repaid and remains outstanding. The Company is currently evaluating its options, including potential extension or refinancing of the obligation. The status of this note may have implications on the Company’s liquidity and going concern assessment. See Note 8 for further details.

Warrant Exchange

On February 13, 2026, the Company entered into letter agreements with certain holders of Common Share Purchase Warrants originally issued in the February 2025 offering at an exercise price of $0.66 per share. Pursuant to the agreements, the holders exercised 2,365,968 existing warrants generating aggregate proceeds to the Company of approximately $1.6 million. In exchange, the Company issued 9,634,032 new Common Share Purchase Warrants exercisable at $0.66 per share expiring June 17, 2026. Certain holders received pre-funded warrants in lieu of common stock to the extent issuance would exceed their 4.99% beneficial ownership limitation. The Company agreed to register the shares issuable upon exercise of the new warrants on a Form S-3 registration statement to be filed by February 27, 2026.

In February 2026, a holder of certain Company common stock warrants exercised 660,000 warrants at an exercise price of $0.66 per share, resulting in aggregate proceeds of approximately $1,000,000. The Company is in the process of issuing the related shares, which have been recorded in stock payable.

Marketing NIL Agreement

On March 12, 2026, the Company entered into a three-year consulting agreement with Athlete Capital Sports LLC to participate in The Pennsylvania State University’s name, image and likeness (“NIL”) program for student-athletes. As consideration, the Company agreed to issue shares of common stock with an aggregate value of $3.0 million (determined based on the five-day VWAP or prior-day closing price, whichever is lower) on April 11, 2026. The shares are subject to a make-whole provision through the later of 15 months from the effective date or six months following effectiveness of the resale registration statement. The Company also agreed to invest $500,000 per year for three years into University student-athlete funds as directed by Athlete Capital Sports.

Common Stock Issuances

Subsequent to December 31, 2025 and through April 15, 2026, the Company issued an aggregate of 7,541,036 shares of common stock in the following transactions: (i) shares issued in satisfaction of stock payable obligations to investors in connection with warrant and pre-funded warrant exercises completed during 2025 for which the underlying shares had not yet been delivered as of December 31, 2025; (ii) shares issued upon the exercise of pre-funded warrants and cash warrants by investors; and (iii) shares issued pursuant to vendor marketing agreements. The Company continues to issue shares in the ordinary course as outstanding stock payable obligations are settled and warrants are exercised.

Texas Lease Agreement

Effective December 1, 2025, the Company entered into a lease agreement for approximately 70,301 square feet of warehouse and office space located at Round Rock, Texas. The lease commences on February 1, 2026 and has a term of 89 months, expiring on approximately June 30, 2033. The lease provides for a rent-free period from February 1, 2026 through June 30, 2026. Monthly base rent begins at approximately $45,627 in July 2026 and escalates annually, ranging from approximately $67,372 to $84,025 per month over the remaining term. Total base rent over the lease term is approximately $6.9 million. The Company is also responsible for its proportionate share of operating expenses, including taxes, insurance, and common area maintenance costs, initially estimated at approximately $16,783 per month. A security deposit of $140,500 was paid at signing, of which $70,250 is returnable after the 30th month of the term provided no default has occurred. The lease includes one five-year renewal option at fair market rent. The Company will account for this lease as an operating lease under ASC 842, with a right-of-use asset and corresponding lease liability to be recognized on the commencement date of February 1, 2026.

