Form 10-K/A
period 2025-12-31
Digital Brands Group, Inc.
filed 2026-05-05
CIK 1668010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Amendment No. 1 to

FORM 10-K/A

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025	Commission File Number 001-40400

DIGITAL BRANDS GROUP, INC.

(Exact name of registrant as specified in its charter)

nevada	46-1942864
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1400 LAVACA STREET
AUSTIN, texas	78701
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (209) 651-0172

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on Which Registered
Common Stock, par value $0.0001 per share	Nasdaq Capital Markets
Warrants, each exercisable to purchase one share of common stock	Nasdaq Capital Markets

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐

Smaller reporting company ☒	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared its audit report. ☐

If the securities registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to Section 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2025, the aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of the shares of common stock on June 30, 2025, was approximately $40,197,117.

As of April 15, 2026, the Company had 16,629,371 shares of common stock, $0.0001 par value, issued and outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) is being filed by Digital Brands Group, Inc. (the “Company”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2025, originally filed with the Securities and Exchange Commission (“SEC”) on April 15, 2026 (the “Original Filing”).

This Amendment is being filed solely to include the Company’s Executive Compensation Recovery (Clawback) Policy, adopted in accordance with SEC Rule 10D-1 and NASDAQ Listing Rule 5608, which was inadvertently omitted from the Original Filing. The policy is filed as Exhibit 97 to this Amendment.

This Amendment speaks as of the filing date of the Original Filing. No other information included in the Original Filing has been modified or updated in any way. The Original Filing continues to speak as of the date of the filing, and the Company has not updated the disclosures contained therein to reflect any events that occurred after the filing other than as expressly indicated in this Amendment. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other SEC filings.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibit is filed as part of this Amendment No. 1 to the Company’s Annual Report on Form 10-K:

Exhibit 97 - Digital Brands Group, Inc. Clawback Policy effective as of November 28, 2023 (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL BRANDS GROUP, INC.
(Registrant)

/s/ John Hilburn Davis IV
John Hilburn Davis IV
President and Chief Executive Officer

Dated: May 5, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Position	Date
/s/ John Hilburn Davis IV	Director, President and Chief Executive Officer	May 5, 2026
John Hilburn Davis IV	(Principal Executive Officer)

/s/ Reid Yeoman	Chief Financial Officer	May 5, 2026
Reid Yeoman	(Principal Financial and Accounting Officer)

/s/ Mark T. Lynn	Director	May 5, 2026
Mark T. Lynn

/s/ Trevor Pettennude	Director	May 5, 2026
Trevor Pettennude

/s/ Jameeka Aaron Green	Director	May 5, 2026
Jameeka Aaron Green

/s/ Huong “Lucy” Doan	Director	May 5, 2026
Huong “Lucy” Doan