Form 10-Q
period 2026-03-31
Digital Brands Group, Inc.
filed 2026-05-20
CIK 1668010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 20, 2026, the Company had 22,985,558 shares of common stock, $0.0001 par value, issued and outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIGITAL BRANDS GROUP, INC.

CONDENSED CONSOLIDATED

BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2026	2025

ASSETS
Current assets:
Cash and cash equivalents	$5,120,371	$1,934,831
Restricted cash	-	5,744,174
Accounts receivable, net	214,017	153,983
Due from factor, net	188,426	273,437
Inventory	3,546,404	3,136,660
Prepaid expenses and other current assets	10,273,379	9,372,958
Total current assets	19,342,597	20,616,043
Property, equipment and software, net	214,873	15,736
Right of use asset	4,123,037	-
Goodwill	5,788,445	5,788,445
Intangible assets, net	4,353,515	4,494,871
Deposits	222,831	82,331
Prepaid marketing expenses	13,273,867	13,491,954
Total assets	$47,319,165	$44,489,380

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,623,673	$6,270,892
Accrued expenses and other liabilities	5,649,147	5,561,491
Due to related parties	370,921	370,921
Accrued interest payable	2,911,332	2,787,506
Loan payable, current	2,556,888	2,624,749
Stock payable	5,227,035	4,951,128
Promissory note payable	3,500,000	3,500,000
Total current liabilities	26,838,996	26,066,687
Share based payment liability	12,462,887	9,405,699
Right of use liability	4,189,735	-
Deferred tax liability	248,990	248,990
Total liabilities	43,740,608	35,721,376

Commitments and contingencies (Note 13)

Stockholders’ equity:
Undesignated preferred stock, $0.0001 par, 10,000,000 shares authorized, 0 shares issued and outstanding as of both March 31, 2026 and December 31, 2025	-	-
Series A convertible preferred stock, $0.0001 par, 6,300 shares designated, 6,300 shares issued and outstanding as of both March 31, 2026 and December 31, 2025	1	1
Series C convertible preferred stock, $0.0001 par, 1,344 shares issued and outstanding as of both March 31, 2026 and December 31, 2025, respectively	1	1
Series D convertible preferred stock, $0.0001 par, 14,656 and 15,906 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	2	2
Common stock, $0.0001 par, 1,000,000,000 shares authorized, 15,091,800 and 8,788,335 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	1,509	879
Common stock to be issued	2,428,737	-
Additional paid-in capital	167,893,936	164,120,717
Accumulated deficit	(166,745,629)	(155,353,596)
Total stockholders’ equity	3,578,557	8,768,004
Total liabilities and stockholders’ equity	$47,319,165	$44,489,380

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

DIGITAL BRANDS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31,
	2026	2025
Net revenues	$1,315,984	$1,871,701
Cost of net revenues	1,270,603	999,246
Gross profit	45,381	872,455

Operating expenses:
General and administrative	2,572,284	1,973,803
Sales and marketing	4,752,255	828,788
Distribution	139,974	66,424
Total operating expenses	7,464,513	2,869,015

Loss from operations	(7,419,132)	(1,996,560)

Other income (expense):
Change in fair value of share based payment liability	(3,871,454)	-
Interest expense	(123,826)	(134,923)
Other non-operating income	22,379	41,573
Total other income (expense), net	(3,972,901)	(93,350)

Income tax benefit (provision)	-	-
Net loss	$(11,392,033)	$(2,089,910)

Weighted average common shares outstanding - basic and diluted	10,703,563	2,278,447
Net loss per common share - basic and diluted	$(1.06)	$(0.92)

The accompanying notes are an integral part of these financial statements

DIGITAL BRANDS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Series A Convertible		Series C Convertible		Series D Convertible				Common Stock to		Additional		Total Stockholders’
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		be issued		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balances at December 31, 2024	6,300	$1	4,786	$1	-	$-	838,584	$83	-	$-	$125,772,412	$(127,101,038)	$(1,328,541)
Issuance of pre-funded warrants in connection with vendor agreement	-	-	-	-	-	-			-	-	3,000,000	-	3,000,000
Issuance of common stock and pre-funded warrants pursuant to private placement offering						-	125,535	13	-	-	6,642,420		6,642,433
Exercise of pre-funded warrants in connection with private placement offering	-	-	-	-	-	-	3,182,375	318	-	-	(318)	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	(2,089,910)	(2,089,910)
Balances at March 31, 2025	6,300	$1	4,786	$1	-	$-	4,146,494	$414	-	$-	135,414,514	$(129,190,948)	$6,223,982

Balances at December 31, 2025	6,300	$1	1,344	$1	15,906	$2	8,788,335	$879	-	$-	$164,120,717	$(155,353,596)	$8,768,004
Exercise of cash warrants in connection with private placement offering	-	-	-	-	-	-	4,464,604	446	-	-	2,946,381	-	2,946,827
Extinguishment of share based payment liability- Buffalo Sport LLC	-	-	-	-	-	-	-	-	-	-	814,266	-	814,266
Common stock to be issued pursuant to pre-funded warrant exercises	-	-	-	-	-	-	-	-	4,897,905	2,428,737	-	-	2,428,737
Exercise of pre-funded warrants pursuant to service contract	-	-	-	-	-	-	1,275,577	128	-	-	12,628	-	12,756
Conversion of Series D preferred stock into common stock	-	-	-	-	(1,250)	-	563,284	56	-	-	(56)	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	(11,392,033)	(11,392,033)
Balances at March 31, 2026	6,300	$1	1,344	$1	14,656	$2	15,091,800	$1,509	4,897,905	$2,428,737	$167,893,936	$(166,745,629)	$3,578,557

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

DIGITAL BRANDS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(11,392,033)	$(2,089,910)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	145,650	418,225
Amortization of loan discount and fees	-	11,124
Change in fair value of share based payment liability	3,871,454	-
Non-cash lease expense	138,989	-
Changes in operating assets and liabilities:
Accounts receivable, net	(60,034)	(6,070)
Due from factor	85,011	84,121
Inventory	(409,744)	(429,662)
Prepaid expenses and other current assets	2,417,666	(2,339,982)
Accounts payable	352,779	(417,781)
Accrued expenses and other liabilities	87,656	262,588
Accrued interest payable	123,826	-
Lease liabilities	(72,290)	-
Net cash used in operating activities	(4,711,070)	(4,507,347)
Cash flows from investing activities:
Purchase of property, equipment and software	(119,975)	-
Deposits	(140,500)	-
Net cash provided by investing activities	(260,475)	-
Cash flows from financing activities:
Issuance of loans and note payable	-	100,000
Repayments of loan payable	(151,316)	(155,376)
Proceeds of issuance of Series D preferred stock, net of issuance costs	-	6,642,433
Proceeds from exercise of warrants	2,564,227	-
Net cash provided by financing activities	2,412,911	6,587,057
Net change in cash, cash equivalents, and restricted cash	(2,558,634)	2,079,710
Cash, cash equivalents, and restricted cash at beginning of period	7,679,005	164,431
Cash, cash equivalents, and restricted cash at end of period	$5,120,371	$2,244,141

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$47,000

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock as a reduction to stock payable	$2,758,800	$-
Prepaid marketing services recognized as stock payable	$3,100,000	$-
Common stock to be issued pursuant to pre-funded warrant exercise	$2,428,737	$-
Purchase of vehicle with debt	$83,456	$-
Reclassification of share based payment liability to equity	$814,266	$-
Recognition of right-of-use asset	$4,120,769	$-
Noncash prepaid vendor agreement	$-	$3,000,000
Noncash issuance of shares	$-	$318

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

DIGITAL BRANDS GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

NOTE 1: NATURE OF OPERATIONS

Digital Brands Group, Inc. (the “Company”) was organized on September 17, 2012 and is a portfolio company of apparel brands, including Bailey 44, Stateside and Sundry. The Company completed the acquisitions of Bailey 44 in February 2020, Stateside in August 2021 and Sundry in December 2022.

NOTE 2: LIQUIDITY

The Company has not generated profits since inception and has sustained net losses of $11,392,033 and $2,089,910 for the three months ended March 31, 2026 and 2025, respectively. The Company also incurred negative cash flow from operations for the three months ended March 31, 2026. Historically, the Company has lacked sufficient liquidity to satisfy obligations as they come due and, as of March 31, 2026, reported a working capital deficit of $7,496,399. The Company expects to continue to generate operating losses for the foreseeable future. The accompanying consolidated financial statements do not include any adjustments as a result of this uncertainty.

DIGITAL BRANDS GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

Through the date these financial statements were available to be issued, the Company has been primarily financed through the issuance of capital stock and debt. In the event that the Company cannot generate sufficient revenue to sustain its operations, the Company will need to reduce expenses, which it has done, or obtain financing through the sale of debt and/or equity securities, which it has done. The issuance of additional equity would result in dilution to existing shareholders. If the Company is unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms acceptable to the Company, the Company would be unable to execute upon the business plan or pay costs and expenses as they are incurred, which would have a material, adverse effect on the business, financial condition and results of operations. While the Company has several potential sources of cash including cash warrants that are registered and exercisable that are in the money, the ability to initiate an at-the-market (“ATM”) offering under its current shelf registration statement, no assurance can be given that the Company will be successful in these efforts.

Management’s Plans

On April 15, 2026, the Company entered into an At-the-Market Issuance Sales Agreement with Aegis Capital Corp., pursuant to which the Company may offer and sell, from time to time, shares of its common stock having an aggregate offering price of up to $100.0 million under the Company’s effective shelf registration statement on Form S-3. The Company intends to utilize the At-the-Market facility, together with other potential financing transactions, as a source of future liquidity and working capital.

As of May 20, 2026, the date of issuance of these unaudited condensed consolidated financial statements, the Company had cash and cash equivalents of approximately $5.1 million as of March 31, 2026. During the three months ended March 31, 2026, the Company used approximately $5.0 million of cash in operating activities and continues to evaluate additional sources of liquidity to support ongoing operations and satisfy its debt obligations.

Throughout the next twelve months, the Company intends to fund its operations from the funds raised through equity offerings, including at-the-market equity financings, further warrant exercises or other public or private equity offerings. Additionally, the Company intends to fund operations from increased revenues due to its new marketing efforts, including its collegiate apparel program and increased wholesale pricing, through settlement and renegotiation of aged payables, conversions of outstanding debt and accrued interest, continuing its cost-cutting measures implemented during 2025 and the three months ended March 31, 2026.

Management believes that the Company’s existing cash balances, together with anticipated proceeds from future financing activities and operational improvement initiatives, may provide sufficient liquidity to support operations for at least the next twelve months from the date of issuance of these unaudited condensed consolidated financial statements. However, there can be no assurance that the Company will be successful in obtaining additional financing or achieving its operational objectives.

If the Company is unable to obtain additional financing or improve operating cash flows, the Company may be required to modify, delay or reduce certain operating and strategic initiatives.

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the unaudited condensed financial statements included herein contain all adjustments necessary to present fairly the Company’s financial position and the results of its operations and cash flows for the period presented. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes to those statements for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2026.

DIGITAL BRANDS GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

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

Cash and Equivalents and Concentration of Credit Risk

The Company considers all highly liquid securities with an original maturity of less than three months to be cash equivalents. As of March 31, 2026 and December 31, 2025, the Company did not hold any cash equivalents. The Company’s cash and cash equivalents in bank deposit accounts, at times, may exceed federally insured limits of $250,000.

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

MARCH 31, 2026

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

The Company’s only recurring fair value measurements are its share-based payment liabilities arising from the make-whole provisions in the collegiate apparel agreements. These are classified as Level 3, as their valuation relies on significant unobservable inputs that are significant to the overall fair value measurement. Specifically, the expected stock price volatility is estimated from the Company’s own historical stock price data; because the Company does not have actively traded options or other instruments from which implied volatility could be observed, this input is unobservable. Under ASC 820-10-35-52, an instrument is classified based on the lowest level input that is significant to the fair value measurement. Changes in fair value are recognized in earnings each reporting period. See Note 8.

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

As of March 31, 2026, and December 31, 2025, the Company determined an allowance for credit losses of $308,460 and $307,526, respectively.

Inventory

Inventory is stated at the lower of cost or net realizable value and accounted for using the weighted average cost method for the Company’s DSTLD brand and first-in, first-out method for Bailey, Stateside and Sundry. The inventory balances as of March 31, 2026, and December 31, 2025 consist substantially of finished good products purchased or produced for resale, as well as any raw materials the Company purchased to modify the products and work in progress.

DIGITAL BRANDS GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

Inventory consisted of the following:

	March 31,	December 31,
	2026	2025
Raw materials	$81,352	$585,609
Work in process	725,053	999,366
Finished goods	2,739,999	1,551,685
Inventory	$3,546,404	$3,136,660

Property, Equipment, and Software

Property, equipment, and software are recorded at cost. Depreciation/amortization is recorded for property, equipment, and software using the straight-line method over the estimated useful lives of assets. The Company reviews the recoverability of all long-lived assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset might not be recoverable. The balances at March 31, 2026 and December 31, 2025 consist of software with three year lives, property and equipment with three to 10 year lives, and leasehold improvements which are depreciated over the shorter of the lease life or expected life.

Depreciation and amortization charges on property, equipment, and software are included in general and administrative expenses and amounted to $4,294 and $1,685 for the three months ended March 31, 2026 and 2025.

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

MARCH 31, 2026

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

MARCH 31, 2026

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

MARCH 31, 2026

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

Shipping and Handling

The Company recognizes shipping and handling billed to customers as a component of net revenues, and the cost of shipping and handling as distribution costs. Total shipping and handling billed to customers as a component of net revenues was approximately $12,975 and $17,654 for the three months ended March 31, 2026 and 2025, respectively. Total shipping and handling costs included in distribution costs were $139,974 and $66,424, respectively.

Advertising and Promotion

Advertising and promotional costs are expensed as incurred. Advertising and promotional expense for the three months ended March 31,2026 and 2025 amounted to approximately $72,646 and $102,853, respectively. The amounts are included in sales and marketing expense.

General and Administrative

General and administrative expenses consist primarily of compensation and benefits costs, professional services and information technology. General and administrative expenses also include payment processing fees, design and warehousing fees.

Common Stock Purchase Warrants and Other Derivative Financial Instruments

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedging relationships and the types of relationships designated are based on the exposures hedged. At March 31, 2026 and December 31, 2025, the Company did not have any derivative instruments that were designated as hedges.

Stock Option and Warrant Valuation

Stock option and warrant valuation models require the input of highly subjective assumptions. The fair value of stock-based payment awards was estimated using the Black-Scholes option model. For warrants and stock options issued to non- employees, the Company accounts for the expected life based on the contractual life of the warrants and stock options. For employees, the Company accounts for the expected life of options in accordance with the “simplified” method, which is used for “plain-vanilla” options, as defined in the accounting standards codification. The simplified method is based on the average of the vesting tranches and the contractual life of each grant. For stock price volatility, the Company uses comparable public companies as a basis for its expected volatility to calculate the fair value of options grants. The risk-free interest rate was determined from the implied yields of U.S. Treasury zero-coupon bonds with a remaining life consistent with the expected term of the options. The Company recognizes forfeitures as they occur.

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

MARCH 31, 2026

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

Segment Information

In accordance with ASC 280, Segment Reporting, we identify our operating segments according to how our business activities are managed and evaluated. As of March 31, 2026, we had one operating segment which pertains to the sale of apparel. All brands and reporting units currently report to the Chief Executive Officer. Each of our brands serve or are expected to serve customers through our wholesale, in store and online channels, allowing us to execute on our omni-channel strategy. We have determined that each of our brands share similar economic and other qualitative characteristics, and therefore the results of our operating businesses are aggregated into one reportable segment. All of the operating businesses have met the aggregation criteria and have been aggregated and are presented as one reportable segment, as permitted by ASC 280. We continually monitor and review our segment reporting structure in accordance with authoritative guidance to determine whether any changes have occurred that would impact our reportable segments.

Net Loss per Share

Net earnings or loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period, excluding shares subject to redemption or forfeiture. The Company presents basic and diluted net earnings or loss per share. Diluted net earnings or loss per share reflect the actual weighted average of common shares issued and outstanding during the period, adjusted for potentially dilutive securities outstanding. Potentially dilutive securities are excluded from the computation of the diluted net loss per share if their inclusion would be anti-dilutive. As all potentially dilutive securities are anti-dilutive as of March 31, 2026, and 2024, diluted net loss per share is the same as basic net loss per share for each year. Potentially dilutive items outstanding as of March 31, 2026 and 2025 are as follows:

	March 31,
	2026	2025
Series A convertible preferred stock	542	542
Series C convertible preferred stock	1,500	1,500
Series D convertible preferred stock	8,469,692	-
Common stock warrants	17,934,256	33,651,481
Stock options	31	31
Total potentially dilutive shares	26,406,021	33,653,554

The stock options and warrants above are out-of-the-money as of March 31, 2026 and 2025.

Leases

The Company accounts for leases in accordance with ASC 842, Leases. The Company determines whether an arrangement contains a lease at inception and recognizes operating lease right-of-use (“ROU”) assets and corresponding lease liabilities at the commencement date based on the present value of lease payments over the lease term. Lease expense for operating leases is recognized on a straight-line basis over the lease term. The Company uses its incremental borrowing rate in determining the present value of lease payments when the implicit rate is not readily determinable. The Company has elected the short-term lease exemption for leases with an initial term of 12 months or less.

Recent Accounting Pronouncements

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

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The amendments clarify the applicability and disclosure requirements associated with interim financial reporting and enhance consistency in interim financial statement presentation. ASU 2025-11 is effective for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting this guidance on its condensed consolidated financial statements and related disclosures.

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

DIGITAL BRANDS GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

NOTE 4: PREPAID MARKETING EXPENSES

In 2025 and during three months ended March 31, 2026, the Company entered into multi-year marketing, licensing, sponsorship, and service agreements under which it provides equity instruments, pre-funded warrants, or cash as consideration. Amounts paid or the fair value of instruments issued in excess of amounts currently expensed are recorded as prepaid assets and amortized over the contractual service period on a straight-line basis.

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

As consideration, the Company agreed to issue common stock valued at $1,000,000 per year over the three-year term (total equity commitment of $3,000,000). On December 12, 2025, the Company issued 285,714 shares of common stock at a grant-date fair value of $7.92 per share (grant date: September 22, 2025; aggregate equity fair value: $2,262,855). The share-based consideration represents payment for distinct services, including licensing access, distribution, and marketing services, and is accounted for under ASC 718. The total consideration, including the equity component and the initial fair value of the make-whole provision at grant date, was $4,341,104. The Company recorded a prepaid asset equal to the fair value of consideration provided, amortized on a straight-line basis over the three-year term. For the three months ended March 31, 2026, the Company recognized $356,809 of marketing expense, representing quarterly amortization. As of March 31, 2026, the prepaid balance was $3,318,326, of which $1,447,060 is classified as current and $1,871,266 as non-current.

DIGITAL BRANDS GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

The agreement includes a 15-month make-whole provision (through March 12, 2027), under which the Company is required to issue additional shares or cash if the fair value of shares delivered falls below the $3,000,000 commitment; accordingly, the award is liability-classified under ASC 718. See Note 8 for the fair value detail and Monte Carlo assumptions.

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

As consideration, the Company agreed to issue common stock valued at $1,000,000 per university per year over the three-year term (minimum total equity commitment of $9,000,000). On December 12, 2025, the Company issued 857,143 shares of common stock at a grant-date fair value of $7.92 per share (grant date: September 22, 2025; aggregate equity fair value: $6,788,573). The share-based consideration represents payment for distinct services, including licensing access, distribution, marketing, and compliance services, and is accounted for under ASC 718. The total consideration, including the equity component and the initial fair value of the make-whole provision, was $13,023,328. The Company recorded a prepaid asset equal to the fair value of consideration provided, amortized on a straight-line basis over the three-year term. For the three months ended March 31, 2026, the Company recognized $1,070,479 of marketing expense, representing quarterly amortization. As of March 31, 2026, the prepaid balance was $9,955,453, of which $4,341,386 is classified as current and $5,614,067 as non-current.

The agreement includes a 15-month make-whole provision (through March 12, 2027), under which the Company is required to issue additional shares or cash if the fair value of shares delivered falls below the guaranteed commitment; accordingly, the award is liability-classified under ASC 718. See Note 8 for the fair value detail and Monte Carlo assumptions.

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

As consideration, the Company issued 385,107 shares of common stock at a grant-date fair value of $7.50 per share (aggregate equity fair value: $2,888,303), representing a total equity commitment of $3,000,000. The share-based consideration is accounted for as payment for distinct marketing, distribution, and related services under ASC 718. The total consideration, including the equity component and the initial fair value of the make-whole provision at grant date, was $4,970,835. The Company recorded a prepaid asset equal to the fair value of consideration provided, amortized on a straight-line basis over the three-year term. For the three months ended March 31, 2026, the Company recognized $408,460 of marketing expense, representing quarterly amortization. As of March 31, 2026, the prepaid balance was $4,371,713, of which $1,656,984 is classified as current and $2,714,729 as non-current.

The agreement includes a 15-month make-whole provision; accordingly, the award is liability-classified under ASC 718. See Note 8 for the fair value detail and Monte Carlo assumptions.

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

As consideration, the Company agreed to pay $550,000 per year over the three-year term, consisting of $350,000 per year in common stock (total equity commitment: $1,050,000) and $200,000 per year in cash (total cash: $537,931). On December 12, 2025, the Company issued 193,036 shares of common stock at $6.68 per share (grant date: December 3, 2025; aggregate equity fair value: $1,289,480). The equity component is accounted for as payment for distinct sponsorship, media, and marketing services under ASC 718. The total consideration, including the equity component and the initial fair value of the make-whole provision, was $2,014,433. The Company recorded a prepaid asset equal to the fair value of consideration provided, amortized on a straight-line basis over the three-year term. For the three months ended March 31, 2026, the Company recognized $165,568 of marketing expense, representing quarterly amortization. As of March 31, 2026, the prepaid balance was $1,797,329, of which $671,469 is classified as current and $1,125,860 as non-current.

The agreement includes an 18-month make-whole provision (through June 12, 2027), under which the Company is required to issue additional shares or cash if the fair value of shares delivered falls below the guaranteed amount; accordingly, the award is liability-classified under ASC 718. See Note 8 for the fair value detail and Monte Carlo assumptions.

DIGITAL BRANDS GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

Athlete Capital Sports

Effective March 12, 2026, the Company entered into a consulting agreement with Athlete Capital Sports LLC pursuant to which the Company is required to issue shares with an aggregate value of $3,000,000 in exchange for consulting services to be provided over a three-year term. As the arrangement represents a binding obligation and the related services are to be received over the contractual term, the Company recorded a prepaid consulting asset with a corresponding stock payable, and will amortize the prepaid balance over the service period. For the period from March 12, 2026 through March 31, 2026, the Company recognized $52,055 as consulting expense, with the remaining balance of $2,947,945 recorded as prepaid expense as of March 31, 2026. Although the agreement includes a make-whole provision that may result in variability in settlement, no shares had been issued as of March 31, 2026 and therefore no equity instrument or share-based liability existed as of the reporting date.

Learfield College LLC

Effective January 26, 2026, the Company entered into a Marketing and Sponsorship Agreement with Learfield pursuant to which the Company is required to issue shares with a value of $100,000 as consideration for marketing services to be provided during the first contract year ending June 30, 2026. As the arrangement represents a binding obligation and the related services are to be received over the contractual service period, the Company recorded a prepaid marketing asset with a corresponding stock payable liability, and will amortize the prepaid balance over the service period. For the period from January 26, 2026 through March 31, 2026, the Company recognized $40,000 of marketing expense, with the remaining balance of $60,000 recorded as prepaid expense as of March 31, 2026. Although the agreement includes a make-whole provision that may result in variability in settlement, no shares had been issued as of March 31, 2026 and therefore no make-whole adjustment or share-based liability was recognized as of the reporting date.

Other Marketing Agreements

MavDB Consulting LLC

In January 2025, the Company entered into a two-year marketing services agreement with MavDB Consulting LLC for content production, social media marketing, student athlete engagement, and event staffing. The consideration was satisfied through the issuance of 2,068,965 pre-funded warrants with an aggregate fair value of $2,689,656, accounted for as share-based consideration for marketing and advisory services. The warrants are equity-classified with no make-whole provision. The Company recognized $332,056 of marketing expense for the three months ended March 31, 2026, representing quarterly amortization over the two-year term. As of March 31, 2026, the prepaid balance was $1,096,480, classified as current.

Other

Costs associated with all cash-based agreements are recognized as prepaid assets and expensed over the respective contractual service periods.

DIGITAL BRANDS GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

Summary of Consideration and Prepaid Balances

The following table summarizes the consideration provided under each agreement and the resulting prepaid marketing balances as of March 31, 2026:

	Consideration	Agreement	Term	March 31,	December 31,
Agreement	Type	Amount	(Years)	2026	2025
MavDB (Jan 2025)	PFW*	$2,689,656	2	$1,096,480	$1,420,463
Traffic Holdco	Shares + MW**	13,023,328	3	9,955,453	11,025,228
AAA Tuscaloosa	Shares + MW	4,341,104	3	3,318,326	3,675,072
Grove	Shares + MW	4,970,835	3	4,371,713	4,780,173
Learfield	Shares + MW	2,014,433	3	1,797,329	1,962,551
Vanderbilt	Shares	100,000	0.41	60,000	-
Athlete	Shares	3,000,000	3	2,947,945	-
		$30,139,356		$23,547,246	$22,863,487

*	PFW = pre-funded warrants, equity-classified with no make-whole provision.

**	Shares + MW = common stock issued plus a make-whole provision guaranteeing the counterparty a minimum aggregate share value. The make-whole creates a liability-classified share-based award under ASC 718, measured at fair value via Monte Carlo simulation. See Note 8.

The Company’s collegiate apparel and marketing agreements include make-whole provisions under which the Company may be required to deliver additional shares or cash to satisfy guaranteed value commitments. Because the settlement value may vary based on the Company’s stock price, these arrangements are classified as liability-classified share-based payment awards under ASC 718 and are remeasured at fair value at each reporting date, with changes in fair value recognized in earnings.

	FV at 12/31/25	FV at 03/31/26	FV Change
Traffic Holdco	$5,390,539	$7,537,074	$2,146,535
AAA Tuscaloosa	1,813,512	2,512,417	698,905
Grove	1,635,666	2,413,396	777,730
Learfield	565,982	-	248,284
	$9,405,699	$12,462,887	$3,871,454

As of March 31, 2026, the aggregate fair value of the Company’s share-based payment liabilities related to make-whole provisions was $12,462,887. During the three months ended March 31, 2026, the Company recognized a fair value loss of $3,871,454 related to the remeasurement of these liabilities, including a remeasurement loss of $248,284 associated with the Buffalo Sport Properties/Learfield arrangement, primarily attributable to changes in the Company’s stock price and other valuation assumptions utilized in the Monte Carlo simulation model. As of March 31, 2026, share-based payment liabilities of $814,266 related to the Buffalo Sport Properties/Learfield arrangement were reclassified to additional paid-in capital upon settlement in equity.

Classification and Future Amortization

Prepaid marketing expenses are classified as current or non-current based on the portion of each agreement expected to be amortized within the next twelve months from the balance sheet date. Current prepaid balances represent the pro-rata share of total consideration allocable to services to be received in the twelve months ending March 31, 2027. Non-current prepaid balances represent the remaining unamortized consideration allocable to periods beyond March 31, 2027.

Total prepaid marketing expenses recognized during the three months ended March 31, 2026 was $2,424,314. Estimated future amortization of prepaid marketing expenses as of March 31, 2026 is as follows:

March 31,	Amount
2026	$10,273,379
2027	7,293,092
2028	5,980,775
$23,547,246

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

Advances are collateralized by a security interest in substantially all of the companies’ assets.

Due to/from factor consist of the following:

	March 31,	December 31,
	2026	2025
Outstanding receivables:
Without recourse	$173,308	$283,849
With recourse	3,951	13,920
Matured funds and deposits	65,337	61,838
Advances	(54,170)	(86,170)
Credits due customers	-	-
	$188,426	$273,437

DIGITAL BRANDS GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

NOTE 6: GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company recorded goodwill from each of its business combinations. The following is a summary of goodwill by entity as of March 31, 2026, and December 31, 2025:

	March 31,	December 31,
	2026	2025
Bailey	$2,077,123	$2,077,123
Sundry	3,711,322	3,711,322
	$5,788,445	$5,788,445

Intangible Assets

The following table summarizes information relating to the Company’s identifiable intangible assets as of March 31, 2026:

March 31, 2026	Gross		Accumulated	Carrying
	Amount	Impairment	Amortization	Value
Amortized:
Customer relationships	$8,634,560	$-	$(8,634,560)	$-
Technology asset	1,301,491	-	(141,356)	1,160,135
	$9,936,051	$-	$(8,775,916)	$1,160,135
Indefinite-lived:
Brand name	3,193,380	-	-	3,193,380
Total	$13,129,431	$-	$(8,775,916)	$4,353,515

December 31, 2025	Gross		Accumulated	Carrying
	Amount	Impairment	Amortization	Value
Amortized:
Customer relationships	$8,634,560	$-	$(8,634,560)	$-
Technology asset	2,948,275	(1,228,448)	(418,336)	1,301,491
	$11,582,835	$(1,228,448)	$(9,052,896)	$1,301,491
Indefinite-lived:
Brand name	4,453,880	(1,260,500)	-	3,193,380
Total	$16,036,715	$(2,488,948)	$(9,052,896)	$4,494,871

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

The technology asset acquired from Open Daily Technologies Inc. was placed in service during 2025 and is being amortized on a straight-line basis over its estimated useful life.

The Company recorded amortization expense of $141,356 and $416,540 during the three months ended March 31, 2026 and 2025, respectively, which is included in general and administrative expenses in the consolidated statements of operations

DIGITAL BRANDS GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

NOTE 7: LIABILITIES AND DEBT

Accrued Expenses and Other Liabilities

The Company accrued expenses and other liabilities line in the consolidated balance sheets is comprised of the following as of March 31, 2026 and December 31, 2025:

	March 31,	December 31,
	2026	2025
Accrued expenses	$591,371	$591,371
Payroll related liabilities	4,750,738	4,646,647
Sales tax liability	142,136	158,571
Other liabilities	164,902	164,902
	$5,649,147	$5,561,491

Payroll related liabilities are primarily related to overdue payroll taxes due to be remitted to federal and state authorities by the parent company (Digital Brands Group, Inc.) and Bailey.

Accrued interest payable of $2,911,332 as of March 31, 2026 (December 31, 2025: $2,787,506) relates primarily to unpaid interest on the Bailey sellers’ promissory note and is presented separately on the consolidated balance sheet.

Debt

The following table summarizes the Company’s outstanding debt obligations as of March 31, 2026 and December 31, 2025:

	March 31,	December 31,
	2026	2025
Current:
Advantage Capital (merchant cash advance)	$1,351,159	$1,483,159
Sunnyside Shopify loan, net of discount	40,749	58,296
B44 PPP note payable	933,294	933,294
Promissory note payable, net	3,500,000	3,500,000
Sunnyside Motor loan	81,686	-
Notes payable	150,000	150,000
Total debt	$6,056,888	$6,124,749

Non-current:
Notes payable (long-term)	-	-
Total non-current debt	-	-

Total debt	$6,056,888	$6,124,749

Loan Payable — PPP and SBA Loan

In April 2022, Bailey received notification of full forgiveness of its second SBA Paycheck Protection Program (“PPP”) loan totaling $1,347,050 and partial forgiveness of its first PPP loan totaling $413,705. As of March 31, 2026 and December 31, 2025, Bailey had an outstanding PPP loan balance of $933,294, classified as current. The loan matures in April 2026. No additional forgiveness was recognized during 2025.

In June 2020, the Company received a SBA loan in the principal amount of $150,000, bearing interest at a rate of 3.75% per annum. As of March 31, 2026 and December 31, 2025, the Company maintained an outstanding balance of $150,000 on this loan. The loan matures in April 2050.

The Company’s Sunnyside subsidiary maintains a Shopify Capital loan with an outstanding balance of $40,749 and $58,296 as of March 31, 2026 and December 31, 2025, respectively, classified as current.

In January 2026, the Company’s subsidiary availed a motor loan with an outstanding balance of $81,686 as of March 31, 2026.

Merchant Advances

Future Sales Receipts

From 2022 through 2024, the Company obtained several merchant advances. These advances are, for the most part, secured by expected future sales transactions of the Company with expected payments on a weekly basis. The Company made total cash repayments, pertaining to principal and interest, of $132,000 for the three months ended March 31, 2026.

DIGITAL BRANDS GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

The following is a summary of the merchant advances as of March 31, 2026 and December 31, 2025:

	March 31,	December 31,
	2026	2025
Principal	$1,351,159	$1,483,159
Less: unamortized debt discount	-	-
Merchant cash advances, net	$1,351,159	$1,483,159

Promissory Note Payable

As of March 31, 2026 and December 31, 2025, the outstanding principal on the note payable to the sellers of Bailey 44, LLC was $3,500,000. The note bears interest at 12% per annum, payable quarterly. Interest expense was $105,000 for the three months ended March 31, 2026 ($105,000 per quarter). Accrued and unpaid interest was $2,911,332 as of March 31, 2026, recorded separately as accrued interest payable on the Consolidated Balance Sheet.

The note matured on December 8, 2025. As of March 31, 2026, the note has not been repaid and is in technical default. The Company is currently in discussions with the lender regarding repayment, extension, or refinancing of the obligation. Management has not identified any cross-default provisions in other material agreements that would be triggered by this default. This default has been considered in the Company’s going concern assessment.

As of March 31, 2026, the note remains outstanding and unpaid. The Company continues to accrue interest at the contractual rate of 12% per annum. No formal acceleration notice has been received from the lender as of the date these financial statements were available to be issued.

NOTE 8: SHARE-BASED PAYMENT LIABILITY

The Company’s collegiate apparel agreements (AAA Tuscaloosa, Traffic Holdco, Grove Collective, Buffalo Sports / Learfield – see Note 4) include make-whole provisions under which the Company is required to deliver a guaranteed aggregate dollar value through a variable number of common shares. Because the number of shares required for settlement varies based on the Company’s stock price, these arrangements are classified as liability-classified share-based payment awards under ASC 718. At inception, the Company measures the liability at fair value using a Monte Carlo simulation model, with a corresponding prepaid marketing asset recognized. The liability is remeasured at fair value at each subsequent reporting date, with changes recognized in earnings. The prepaid marketing asset is amortized on a straight-line basis over the contractual service period. See Note 4 for prepaid marketing balances.

The share-based payment liability is classified within Level 2 of the fair value hierarchy under ASC 820. The primary inputs to the Monte Carlo simulation model — including the Company’s stock price, risk-free interest rate, and contractual term — are observable market inputs. Accordingly, the Company classifies these liabilities as Level 2. There were no transfers between levels during the three months ended March 31, 2026.

The following assumptions were used in the Monte Carlo simulation model at remeasurement as of March 31, 2026 of each make-whole liability:

At Remeasurement (March 31, 2026)

	Stock Price	Strike Price	Term (Yrs)	Volatility	Risk-Free Rate	Fair Value per Share	Total Fair Value
Traffic Holdco	$1.80	$10.50	0.95	171%	3.61%	$8.79	$7,537,074
AAA Tuscaloosa	$1.80	$10.50	0.97	171%	3.61%	$8.79	2,512,417
Grove	$1.80	$7.79	0.95	171%	3.61%	$6.27	2,413,396
							$12,462,887

The fair value of share based payment liability for buffalo Sports/Learfield agreement is $0 as of March 31, 2026.

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

DIGITAL BRANDS GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

The following is a summary of activity of the share-based payment liability for the three months ended March 31, 2026:

Share-Based
Payment Liability
Balance, December 31, 2025	$9,405,699
Initial recognition - make-whole provisions	-
Change in fair value	3,871,454
Reclassification to equity	(814,266)
Balance, March 31, 2026	$12,462,887

There were no transfers between levels during the three months ended March 31, 2026.

NOTE 9: STOCKHOLDERS’ EQUITY

Amendments to Certificate of Incorporation and Reincorporation

On August 21, 2023, the Board of Directors approved a 1-for-25 reverse stock split, effective August 22, 2023. On December 11, 2024, the Board approved a 1-for-50 reverse stock split, effective December 11, 2024. All share and per share amounts for all periods presented have been retroactively adjusted to reflect both reverse stock splits.

Effective December 29, 2025, the Company reincorporated from the State of Nevada to the State of Nevada pursuant to a plan of conversion approved by the Board of Directors. The reincorporation did not affect the Company’s authorized capital structure, par values, or outstanding equity.

Common Stock

As of March 31, 2026, the Company had 1,000,000,000 shares of common stock, $0.0001 par value per share, authorized.

Common stockholders have voting rights of one vote per share. The voting, dividend, and liquidation rights of the holders of common stock are subject to and qualified by the rights, powers, and preferences of preferred stockholders.

2026 Transactions

During the three months ended March 31, 2026, the Company issued 1,275,577 shares of common stock upon the exercise of pre-funded warrants previously issued in connection with a January 2025 marketing services agreement.

In February 2026, the Company issued 563,284 shares of common stock upon the conversion of 1,250 shares of Series D Preferred Stock.

During the three months ended March 31, 2026, the Company issued 4,464,604 shares of common stock upon the exercise of common stock purchase warrants originally issued in connection with the February 2025 Offering, including 2,365,968 shares issued pursuant to warrant exchange agreements entered into on February 16, 2026.

During April and May 2026, certain holders exercised an aggregate of 3,679,905 common stock purchase warrants at an exercise price of $0.66 per share. The cash proceeds from these exercises had been received by the Company prior to March 31, 2026 and were initially recorded within stock payable pending completion of the exercise mechanics.

As of March 31, 2026, the Company had received irrevocable notices of exercise and the corresponding cash proceeds in full, with no remaining conditions to issuance other than the ministerial act of delivering the shares through the Company’s transfer agent. Because the warrants had been validly exercised and the Company had a non-contingent obligation to issue a fixed number of shares as of the balance sheet date, the related amounts were reclassified from stock payable to common stock to be issued within stockholders’ equity in the accompanying condensed consolidated balance sheet as of March 31, 2026, in accordance with ASC 505-10. The underlying shares were subsequently issued during April and May 2026.

DIGITAL BRANDS GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

Stock Payable

As of March 31, 2026, stock payable of $5,227,035 represents amounts received in connection with common stock issuances for which the underlying shares had not yet been issued as of the reporting date. The balance primarily relates to warrant exercises for which proceeds had been received and recorded within stock payable pending issuance of the related shares of common stock.

During the three months ended March 31, 2026, the Company issued shares related to the exercise of 1,162,452 warrants for which the cash proceeds had been previously recorded within stock payable, and accordingly reclassified the corresponding balances from stock payable to common stock and additional paid-in capital within stockholders’ equity. In addition, during the three months ended March 31, 2026, the Company received approximately $264,000 of proceeds related to shares issued during 2025, which had been previously reflected through stock payable and stockholders’ equity adjustments.

During April and May 2026, certain holders exercised 3,679,905 common stock purchase warrants at an exercise price of $0.66 per share, resulting in the issuance of shares of the Company’s common stock. The related proceeds had been previously received and recorded within stock payable and subsequently reclassified to common stock to be issued as of March 31, 2026.

The stock payable balance also includes obligations to issue shares under certain marketing and consulting agreements entered into during the three months ended March 31, 2026, including arrangements for which corresponding prepaid marketing and consulting assets were recognized. Upon issuance of the related shares of common stock, the associated balances will be reclassified from stock payable to stockholders’ equity.

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

As of March 31, 2026 and December 31, 2025, there were 6,300 shares of Series A Convertible Preferred Stock issued and outstanding, with an aggregate liquidation preference of $6,300,000.

Series C Convertible Preferred Stock

On June 21, 2023, the Company issued 5,761 shares of Series C Convertible Preferred Stock, par value $0.0001, with a stated value of $1,000 per share, to the Sundry sellers in exchange for cancellation of promissory notes issued in December 2022. Each share of Series C Preferred Stock is convertible at the holder’s option into common stock at a conversion price of $896.25 per share (the lower of the closing price on June 20, 2023 and the five-day average preceding the issuance date). The Company may redeem all or any portion of the outstanding Series C shares at 112% of the then-current stated value at any time after June 21, 2023, provided an effective registration statement is in place. Series C holders are entitled to vote with common stockholders on an as-converted basis. Series C ranks pari passu with Series A and senior to common stock.

As of March 31, 2026 and December 31, 2025, there were 1,344 shares of Series C Convertible Preferred Stock issued and outstanding, with an aggregate liquidation preference of $1,344,000.

DIGITAL BRANDS GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

Series D Convertible Preferred Stock

2026 Transactions

In February 2026, holders of the Company’s Series D Preferred Stock converted an aggregate of 1,250 shares of Series D Preferred Stock with an aggregate stated value of $1,437,501 into 563,284 shares of the Company’s common stock at a conversion price of $2.552 per share. No accrued or unpaid dividends were included in the conversion amount. Upon conversion, the carrying value of the converted Series D Preferred Stock was reclassified to common stock and additional paid-in capital within stockholders’ equity.

As of March 31, 2026, there were 14,656 shares of Series D Convertible Preferred Stock issued and outstanding.

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

Liquidation Preference: Series D ranks senior to common stock and Junior Securities, pari passu with Series A and Series C, and junior to Senior Securities. Upon liquidation, each Series D holder is entitled to receive the greater of: (i) the stated value plus accrued dividends, or (ii) the amount such holder would receive if Series D were converted to common stock immediately prior to such liquidation. As of March 31, 2026, the aggregate liquidation preference of the Series D Preferred Stock was approximately $14,656,250.

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

Liquidation Preferences

As of March 31, 2026, the aggregate liquidation preferences of the Company’s preferred stock were as follows:

Series	Liquidation Preference
Series A Convertible Preferred Stock	$6,300,000
Series C Convertible Preferred Stock	1,344,000
Series D Convertible Preferred Stock	14,656,250
Total	$22,300,250

NOTE 10: WARRANTS AND STOCK OPTIONS

Common Stock Warrants

A summary of common stock warrant activity for the three months ended March 31, 2026 is as follows:

	Common	Weighted
	Stock	Average
	Warrants	Exercise Price
Outstanding - December 31, 2025	31,111,481	$1.13
Granted	9,634,032	0.66
Exercised	(5,740,181)	0.52
Forfeited	(17,071,076)	0.66
Outstanding - March 31, 2026	17,934,256	$1.66

Exercisable at December 31, 2025	31,111,481	$1.13
Exercisable at March 31, 2026	17,934,256	$1.66

DIGITAL BRANDS GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

Warrant Transactions

MavDB Consulting LLC Pre-Funded Warrants

During the three months ended March 31, 2026, holders of certain pre-funded warrants previously issued to MavDB Consulting LLC exercised 1,275,577 pre-funded warrants at an exercise price of $0.0001 per share. The warrants were originally issued on January 21, 2025 in connection with a marketing services agreement and were recorded as a prepaid marketing asset at fair value upon issuance. Upon exercise, the Company issued the related shares of common stock and reclassified the related balance from stock payable to common stock and additional paid-in capital within stockholders’ equity.

February 2025 Offering Warrants

During the three months ended March 31, 2026, holders exercised an aggregate of 4,464,604 common stock purchase warrants originally issued in connection with the February 2025 Offering at an exercise price of $0.66 per share, which amount includes 2,365,968 warrants exercised pursuant to warrant exchange agreements entered into on February 16, 2026. Of the total warrant exercises during the quarter, 284,604 warrants were exercised for aggregate cash proceeds of approximately $187,383, and the related shares of common stock were issued during the quarter. The remaining exercised warrants related to amounts for which proceeds had been received and recorded within stock payable as of December 31, 2025, including approximately $1.56 million associated with the February 16, 2026 warrant exchange transactions, and upon issuance of the related shares of common stock, the Company reclassified the corresponding balances from stock payable to common stock and additional paid-in capital within stockholders’ equity.

During the three months ended March 31, 2026, an aggregate of 7,437,044 common stock purchase warrants issued in connection with the February 2025 Offering, which were previously unexercised, had expired.

On February 16, 2026, the Company entered into warrant inducement agreements with certain existing holders of common stock purchase warrants previously issued in connection with the Company’s February 2025 financing. Pursuant to the agreements, the holders exercised an aggregate of 2,365,968 existing warrants at an exercise price of $0.66 per share. In consideration for such exercises, the Company agreed to issue 9,634,032 modified common stock purchase warrants with substantially similar terms to the original warrants, except that the expiration date was extended to June 17, 2026. To the extent a holder would have exceeded applicable beneficial ownership limitations, pre-funded warrants were issued in lieu of common stock purchase warrants.

The Company evaluated the transaction in accordance with the accounting guidance applicable to modifications and inducements of freestanding equity-classified warrants. The Company concluded that the modified warrants substantially represent a continuation and extension of the existing warrants rather than the issuance of entirely new freestanding instruments, as the exercise price and underlying economics remained substantially unchanged and the primary modification related to the extension of the contractual term. The Company further evaluated the accounting impact of the transaction, including the shares issued upon exercise, cash proceeds received, and the modification of the warrant terms. Based on such evaluation, the Company concluded that any accounting impact associated with the warrant modification represents an equity-classified financing-related adjustment within additional paid-in capital and therefore did not result in recognition of an operating expense in the accompanying condensed consolidated financial statements for the three months ended March 31, 2026

Stock Options

As of March 31, 2026 and December 31, 2025, the Company had 31 stock options outstanding with a weighted average exercise price of $452,500 per share. All outstanding options are exercisable. No options were granted, exercised, or forfeited during the three months ended March 31, 2026.

There was no stock-based compensation expense for the three months ended March 31, 2026 or 2025. There is no unrecognized compensation cost related to outstanding stock options as of March 31, 2026.

The 2020 Omnibus Incentive Stock Plan (the “2020 Plan”) authorizes an aggregate of 26 shares of common stock for awards. As of March 31, 2026, grants covering 22 shares have been made and 4 shares remain available for future issuance under the 2020 Plan.

DIGITAL BRANDS GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

NOTE 11: RELATED PARTY TRANSACTIONS

As of both March 31, 2026 and December 31, 2025, amounts due to related parties was $370,921 and $370,921, respectively. The advances are unsecured, non-interest bearing and due on demand. Amounts due to related parties consist of amounts due to current and former executives, and a board member.

As of both March 31, 2026 and December 31, 2025, due to related parties includes $87,222 in advances from Mark Lynn, a director and former officer of the company, and accrued salary and expense reimbursements of $134,699 to current officers of the company.

In October 2022, the Company received advances from a director, Trevor Pettennude, totaling $325,000. The advances are unsecured, non-interest bearing and due on demand. As of both March 31, 2026 and December 31, 2025, $149,000 and $149,000, respectively, was outstanding.

NOTE 12: LEASE OBLIGATIONS

Management uses judgment in determining lease classification, including determination of the economic life and the fair market value of the identified asset. The fair market value of the identified asset is generally estimated based on comparable market data provided by third-party sources.

In January 2026, the Company entered into a lease agreement extension for its distribution center in Round Rock, Texas that expires on June 30, 2033. The lease provides for initial monthly base rent payments of $45,627, which increase annually each July in accordance with the terms of the agreement. The Company recognized a right of use asset of $4,193,060 and lease liability of $4,120,769 using a discount rate of 10.0%.

The following is a summary of operating lease assets and liabilities:

March 31,
Operating leases	2026
Assets
ROU operating lease assets	$4,123,037

Liabilities
Current portion of operating lease	-
Non-current portion of lease liability	4,189,735
Total operating lease liabilities	$4,189,735

March 31,
Operating leases	2026
Weighted average remaining lease term (years)	7.25
Weighted average discount rate	10.00%

March 31,
2026
Future minimum payments	6,112,709
Less imputed interest	(1,922,974)
Total lease obligations	$4,189,735

DIGITAL BRANDS GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

NOTE 13: CONTINGENCIES

Marketing Agreement Commitments

The Company has entered into multi-year marketing and sponsorship agreements with AAA Tuscaloosa, LLC, Traffic Holdco, LLC, The Grove Collective, LLC, and Athlete Sports Capital and Vanderbilt, each of which includes equity and, in some cases, cash commitments over three-year terms. Certain of these agreements include make-whole provisions under which the Company may be required to issue additional shares or cash if the fair value of shares delivered falls below the guaranteed commitment during the protection period. These arrangements are accounted for as liability-classified share-based payment awards; the related liabilities are measured at fair value at each reporting date using Monte Carlo simulation models. See Note 4 for the prepaid marketing balances and Note 8 for the fair value of those liabilities as of March 31, 2026.

Legal Contingencies

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

●	On November 15, 2023, a vendor, Simon Showroom, filed a lawsuit against the company related to trade payables totaling approximately $582,208, representing “double damages,” while the actual amount due to the vendor was $292,604. The case was settled in full on December 10, 2024, for a total settlement amount of $400,000. As part of the settlement, the Company paid $50,000 in December 2024, followed by a $60,000 payment in February 2025. As of March 31, 2026, the Company had an outstanding balance of $130,000 remaining, with monthly payments of $30,000 being made under the terms of the settlement agreement.

All claims above, to the extent management believes it will be liable, have been included in accounts payable and accrued expenses and other liabilities in the accompanying consolidated balance sheet as of March 31, 2026.

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

NOTE 14: INCOME TAXES

The Company has historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. The Company has used a discrete effective tax rate method to calculate taxes for the fiscal three month periods ended March 31, 2026. The Company determined that since small changes in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate for the fiscal three month period ended March 31, 2026.

The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. The Company assessed the need for a valuation allowance against its net deferred tax assets and determined a full valuation allowance is required due, cumulative losses through March 31, 2026, and no history of generating taxable income.

NOTE 15: SEGMENT REPORTING

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

MARCH 31, 2026

The CODM uses net loss as the measure of segment profit or loss to assess performance and allocate resources. The significant segment expenses regularly provided to the CODM are presented in the table below.

	Three Months Ended
	March 31,
	2026	2025
Revenue	$1,315,984	$1,871,701

Significant segment expenses:
Cost of net revenues	1,270,603	999,246
General and administrative	2,572,284	1,973,803
Sales and marketing	4,752,255	828,788
Distribution	139,974	66,424
Impairment of goodwill and intangible assets	-	-
Total significant segment expenses	8,735,116	3,868,261

Other segment items (a)	-	-

Other income (expense), net:
Change in fair value of SBP liability	(3,871,454)	-
Interest expense	(123,826)	(134,923)
Other non-operating income (expenses)	22,379	41,573
Total other income (expense), net	(3,972,901)	(93,350)

Income tax benefit (provision)	-	-

Segment net loss (CODM measure)	$(11,392,033)	$(2,089,910)

(a)	Other segment items consists of change in fair value of contingent consideration, change in credit reserve, and other immaterial items not separately identified as significant segment expenses. Since the Company operates as a single reportable segment, there are no reconciling items between segment totals and consolidated totals.

Total segment assets as of March 31, 2026 and 2025 were $47,319,165 and $44,489,380, respectively, equal to total consolidated assets. All assets are attributable to the Company’s single operating segment.

All revenues and long-lived assets are attributable to operations within the United States. No single customer accounted for more than 10% of net revenues during either period presented

NOTE 16: SUBSEQUENT EVENTS

Warrant Exercise Amendments

On April 14, 2026, the Company entered into Amendments (the “Amendments”) to those certain letter agreements originally dated February 16, 2026 with four existing holders (the “Holders”) of Common Share Purchase Warrants. Pursuant to the Amendments, the Holders collectively agreed to exercise an aggregate of 946,970 New Warrants at an exercise price of $0.66 per share on or prior to May 31, 2026. The Company expects to receive aggregate gross proceeds of approximately $2.5 million from these exercises. In connection with the Amendments, the Company also agreed to file a Registration Statement on Form S-3 to register the resale of the shares of common stock issuable upon exercise of the New Warrants within ten business days following the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Issuance of Common stock Per Exercise of Warrants

In April and May 2026, holders exercised 3,679,905 common stock purchase warrants at an exercise price of $0.66 per share. The related proceeds had been previously recorded within stock payable and were reclassified to common stock to be issued as of March 31, 2026.

At-the-Market Offering

On April 15, 2026, the Company entered into an At-the-Market Issuance Sales Agreement (the “ATM Agreement”) with Aegis Capital Corp., as sales agent, pursuant to which the Company may offer and sell, from time to time, shares of its common stock having an aggregate offering price of up to $100.0 million. Sales under the ATM Agreement, if any, will be made pursuant to the Company’s effective shelf registration statement on Form S-3 (Registration No. 333-291361), which was declared effective by the Securities and Exchange Commission on November 26, 2025, and the related prospectus supplement filed on April 15, 2026. The Company will pay the sales agent a commission equal to 2.0% of the gross proceeds from any sales of common stock under the ATM Agreement. In accordance with General Instruction I.B.6 of Form S-3, so long as the aggregate market value of the Company’s common stock held by non-affiliates remains below $75.0 million, the Company may not sell, in any twelve-month period, securities with an aggregate market value exceeding one-third of such non-affiliate float.

Marketing and Sponsorship Agreements

In May 2026, the Company issued 940,439 shares of common stock to Athlete Capital Sports LLC pursuant to an agreement entered into on March 12, 2026, and issued 151,538 shares of common stock to Learfield Communications LLC pursuant to an agreement entered into on January 26, 2026, each in connection with marketing and sponsorship services.

Florida State Collegiate Apparel Agreement

On May 1, 2026, the Company entered into an Exclusive Private Label Manufacturing Agreement with The Battle’s End, LLC, the marketing agent for certain student-athletes attending Florida State University. The agreement has a three-year term, with the option to renew for successive one-year periods. Under the agreement, the Company is engaged as the exclusive manufacturer of private label apparel products bearing The Battle’s End’s logos and trademarks and Florida State University marks (excluding athletic jerseys), and The Battle’s End will utilize student-athletes for marketing and distribution as a licensee of the University.

As partial consideration for the exclusive engagement, the Company agreed to issue to The Battle’s End $1,050,000 of the Company’s common stock, representing the entire stock consideration for the three-year term, with the number of shares to be determined based on the five-day volume-weighted average price ending one day prior to issuance. The shares vest immediately upon issuance and are subject to a 15-month make-whole guarantee pursuant to which the Company will issue additional shares or cash if the share price declines, with any true-up to be delivered within 90 days following the first anniversary and, if applicable, the 15-month anniversary of the Effective Date. The Company has also agreed to use reasonable best efforts to file a registration statement with the SEC covering the resale of the shares within 45 days of the Effective Date. The shares issued will be accompanied by a proxy agreement assigning voting rights to the Company’s President, Hil Davis. If Florida State University-branded merchandise gross sales rank among the top four for any university-specific licensed merchandise in any calendar year during the term, the Company will issue an additional $500,000 of common stock to The Battle’s End.

In addition to the stock consideration, the Company has agreed to invest $250,000 per year for three years in digital advertising, influencer marketing, and related expenses in support of the program.

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

Substantial Indebtedness

As of March 31, 2026, we had an aggregate principal amount of debt outstanding of approximately $6.4 million. We believe this amount of indebtedness may be considered significant for a company of our size and current revenue base. Our substantial debt could have important consequences to us. For example, it could:

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

In addition, while our ability to make scheduled payments or refinance obligations under our debt agreements remains subject to prevailing economic and competitive conditions—as well as the financial and business risks described herein and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025—we believe our current liquidity position and forward-looking strategies provide us with the necessary resources to meet these obligations as they come due.

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

Recent Developments

During the three months ended March 31, 2026, the Company continued to expand its collegiate apparel, marketing and strategic advisory platform through existing arrangements with AAA Tuscaloosa (University of Alabama), LLC, Traffic Holdco, LLC, Buffalo Sports Properties / Learfield, The Grove Collective, LLC and MavDB Consulting LLC.

Effective January 26, 2026, the Company entered into a Marketing and Sponsorship Agreement with Learfield in connection with the University of Colorado athletic program. Under the agreement, the Company is required to provide annual consideration consisting of cash and equity in exchange for sponsorship, media and marketing rights. The equity component is accounted for in accordance with ASC 718 and, as of March 31, 2026, no shares had been issued under the arrangement. The Company recorded a prepaid marketing asset with a corresponding stock payable liability and amortizes the prepaid balance over the related service period. The agreement includes a make-whole provision; however, no make-whole adjustment had been triggered as of March 31, 2026 because no shares had been issued.

Effective March 12, 2026, the Company entered into a consulting agreement with Athlete Capital Sports LLC pursuant to which the Company agreed to issue shares with an aggregate value of approximately $3.0 million in exchange for consulting and advisory services to be provided over a three-year term. As of March 31, 2026, no shares had been issued under the agreement. The Company recorded a prepaid consulting asset with a corresponding accrued liability/stock payable and amortizes the prepaid balance over the contractual service period. The agreement includes a make-whole provision that may result in variability in settlement; however, because no shares had been issued as of March 31, 2026, no derivative liability was recognized.

During the three months ended March 31, 2026, holders exercised 1,275,577 pre-funded warrants previously issued in connection with the MavDB Consulting LLC marketing services agreement, and the Company issued the related shares of common stock. In addition, holders exercised an aggregate of 4,464,604 common stock purchase warrants originally issued in connection with the February 2025 Offering, including 2,365,968 warrants exercised pursuant to warrant exchange agreements entered into on February 16, 2026. In consideration for such exercises, the Company issued 9,634,032 new common stock purchase warrants exercisable at $0.66 per share and expiring on June 17, 2026. To the extent a holder would have exceeded applicable beneficial ownership limitations, pre-funded warrants were issued in lieu of common stock purchase warrants.

During the three months ended March 31, 2026, holders also converted 1,250 shares of Series D Preferred Stock into 563,284 shares of the Company’s common stock.

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

Our Financial Position

For the three months ended March 31, 2026 and 2025, we generated net revenues of $1.3 million and $1.9 million, respectively, and reported net loss of $11.4 million and $2.1 million, respectively. As noted in our unaudited condensed consolidated financial statements, as of March 31, 2026, we had an accumulated deficit of $166.8 million.

Results of Operations

Three Months Ended March 31, 2026 compared to Three Months Ended March 31, 2025.

The following table presents our results of operations for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
	2026	2025
Net revenues	$1,315,984	$1,871,701
Cost of net revenues	1,270,603	999,246
Gross profit	45,381	872,455
General and administrative	2,572,284	1,973,803
Sales and marketing	4,752,255	828,788
Other operating expenses	139,974	66,424
Operating loss	(7,419,132)	(1,996,560)
Other expenses	(3,972,901)	(93,350)
Loss before provision for income taxes	(11,392,033)	(2,089,910)
Provision for income taxes	-	-
Net loss	$(11,392,033)	$(2,089,910)

Net Revenues

Net revenues decreased by $0.6 million to $1.3 million for the three months ended March 31, 2026, compared to $1.9 million in the corresponding fiscal period in 2025. The decrease was primarily associated with lower wholesale activity period over period, partially offset by the Company’s continued investment in its direct-to-consumer brand portfolio. The Company expects revenue growth in subsequent periods through its expanded NIL and licensing partnerships, including the recently announced Penn State NIL agreement and Sundry / TJX licensing arrangement. However, the Company continues to experience pressure on gross margins due to the operational costs required to support and manage these programs and related wholesale relationships.

The Company expects this decline in wholesale revenue to be offset in the remainder of 2025 as a result of the Company’s second largest wholesale account’s anticipated doubling of the number of its domestic retail doors from 50 to 100 and expansion of its international doors.

Gross Profit

Our gross profit decreased by $0.8 million for the three months ended March 31, 2026 to $45,381 from a gross profit of $0.9 million for the corresponding fiscal period in 2025. The decrease in gross profit was primarily attributable to a decrease in revenue combined with higher cost of goods sold relative to revenue, reflecting product mix and inventory positioning.

Our gross margin was approximately 3% for the three months ended March 31, 2026, compared to 47% for the three months ended March 31, 2025. The compression in gross margin reflects the lower revenue base relative to cost of goods sold during the period. The Company expects gross margins to recover as revenues increase, leveraging fixed costs, a higher mix of e-commerce revenue, and improved wholesale account mix.

The Company expects gross margins to expand as revenues increase and leverage fixed costs, a higher mix of e-commerce revenue, which as higher gross margins and the mix of wholesale accounts with higher gross margins.

Operating Expenses

Operating expenses totaled $7.5 million for the three months ended March 31, 2026, compared to $2.9 million for the corresponding period in 2025. The $4.6 million increase was primarily driven by higher sales and marketing expense reflecting amortization of prepaid marketing assets from the collegiate apparel name, image and likeness (“NIL”) agreements (AAA Tuscaloosa, Traffic Holdco, Grove Collective, Learfield/Buffalo Sports) and the MavDB Consulting agreement, all of which were entered into during 2025.

Other Expense

Other expense was $4.0 million for the three months ended March 31, 2026, compared to $0.1 million for the three months ended March 31, 2025. The increase was primarily driven by a $3.9 million non-cash charge for the change in fair value of the share-based payment liability arising from the make-whole provisions in the collegiate apparel NIL agreements. Interest expense remained consistent at approximately $0.1 million in both periods.

Net Loss

Our net loss was $11.4 million for the three months ended March 31, 2026 compared to a net loss of $2.1 million for the three months ended March 31, 2025. The increase in net loss was primarily driven by (i) the $3.9 million non-cash charge for the change in fair value of the share-based payment liability, (ii) higher sales and marketing expense from amortization of prepaid marketing assets, and (iii) lower gross profit from reduced revenue.

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

The Company requires significant capital to meet its obligations as they become due. Management believes its existing cash resources and planned operations—including revenues expected from its collegiate apparel program, continued cost reduction measures will be sufficient to fund operations for at least twelve months from the date of issuance of these financial statements. The Company may also pursue additional equity or debt financings as needed. There can be no assurance as to the availability or terms upon which such financing might be available. The Bailey sellers’ promissory note of $3,500,000 matured on December 8, 2025 and remains in default; management is in active discussions with the lender regarding repayment or extension.

Cash Flow Activities

The following table presents selected captions from our condensed statements of cash flows for the three months ended March 31, 2026, and 2025:

	Three Months Ended
	March 31,
	2026	2025
Net cash provided by operating activities:
Net loss	$(11,392,033)	$(2,089,910)
Non-cash adjustments	$4,156,093	$429,349
Change in operating assets and liabilities	$2,524,870	$(2,846,786)
Net cash used in operating activities	$(4,711,070)	$(4,507,347)
Net cash provided by (used in) investing activities	$(260,475)	$-
Net cash provided by financing activities	$2,412,911	$6,587,057
Net change in cash	$(2,558,634)	$2,079,710

Cash Flows Used In Operating Activities

Our cash used in operating activities was $4.7 million for the three months ended March 31, 2026, compared to cash used in operating activities of $4.5 million for the corresponding fiscal period in 2025. The change in net cash used in operating activities was primarily driven by higher net loss in 2026 (offset by non-cash adjustments including the $3.9 million change in fair value of share-based payment liability), and changes in operating assets and liabilities compared to the prior period, higher operational losses, including increased sales and marketing expenses, and lower non-cash charges in 2025.

Cash Flows Used in Investing Activities

Net cash used in investing activities was approximately $0.3 million and $0 during the three months ended March 31, 2026 and March 31, 2025, respectively, primarily related to the purchase of a vehicle and payment of security deposit for Texas lease during the three months ended March 31, 2026.

Cash Flows Provided by Financing Activities

Cash provided by financing activities was $2.4 million for the three months ended March 31, 2026, compared to $6.6 million for the three months ended March 31, 2025. Cash inflows in 2026 included approximately $2.6 million from the exercise of warrants offset by payment of loan. Cash inflows in 2025 primarily consists of $6.6 million in net proceeds from issuance of common stock and pre funded warrants.

Contractual Obligations and Commitments

As of March 31, 2026, we had $6.1 million in outstanding principal on debt, primarily our promissory notes due to the Bailey sellers, U.S. Small Business Association (“SBA”) Paycheck Protection Program (PPP) loans, and merchant advances. Aside from our remaining non-current SBA obligations, all outstanding loans have maturity dates through 2025.

Off-Balance Sheet Arrangements and Future Commitment

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, who serve as our principal executive officer and principal financial and accounting officer, respectively, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. In making this evaluation, our management considered the material weakness in our internal control over financial reporting described below. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2026.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

●	On November 15, 2023, a vendor, Simon Showroom, filed a lawsuit against Digital Brands Group related to trade payables totaling approximately $582,208, representing “double damages,” while the actual amount due to the vendor was $292,604. The case was settled in full on December 10, 2024, for a total settlement amount of $400,000. As part of the settlement, the Company paid $50,000 in December 2024, followed by a $60,000 payment in February 2025. As of March 31, 2026, the Company has an outstanding balance of $130,000 remaining, with monthly payments of $30,000 being made under the terms of the settlement agreement.

All claims above, to the extent management believes it will be liable, have been included in accounts payable and accrued expenses and other liabilities in the accompanying unaudited condensed consolidated balance sheet as of March 31, 2026.

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

(c) During the quarter ended March 31, 2026, no director or officer of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

ITEM 6. EXHIBITS

Exhibit Number	Description
1.1	At-The-Market Issuance Sales Agreement, dated as of April 15, 2026, between Digital Brands Group, Inc. and Aegis Capital Corp. (incorporated by reference to Exhibit 1.1 of the registrant’s Current Report on Form 8-K filed with the SEC on April 21, 2026).
4.1	Description of Securities (incorporated by reference to Exhibit 4.29 to the registrant’s Annual Report on Form 10-K filed with the SEC on April 9, 2025).
3.1	Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K filed with the SEC on February 17, 2026).
10.1	Form of Letter Agreement (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed with the SEC on February 17, 2026).
10.2	Consulting Agreement between Digital Brands Group, Inc. and Athlete Capital Sports LLC (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed with the SEC on March 18, 2026).
10.3	Form of Amendment to Letter Agreement (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed with the SEC on April 20, 2026).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a).
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a).
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.INS*	Inline XBRL Instance.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Extension Calculation.
101.LAB*	Inline XBRL Taxonomy Extension Labels.
101.PRE*	Inline XBRL Taxonomy Extension Presentation.
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101).

* Filed herewith.

** Furnished herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL BRANDS GROUP, INC.

Date: May 20, 2026	By:	/s/ John Hilburn Davis IV
John Hilburn Davis IV
Chief Executive Officer
(Principal Executive Officer)

Date: May 20, 2026	By:	/s/ Reid Yeoman
Reid Yeoman
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

