Form 10-Q
period 2026-06-30
Digital Brands Group, Inc.
filed 2026-08-19
CIK 1668010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 19, 2026, the Company had 933,509 shares of common stock, $0.0001 par value, issued and outstanding, after giving effect to the one-for-forty reverse stock split effected July 24, 2026.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIGITAL BRANDS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$1,386,167	$1,934,831
Restricted cash	-	5,744,174
Accounts receivable, net	226,792	153,983
Due from factor, net	244,660	273,437
Inventory	5,431,033	3,136,660
Prepaid expenses and other current assets	10,709,600	9,372,958
Total current assets	17,998,252	20,616,043
Property, equipment and software, net	218,361	15,736
Right of use asset	4,020,173	-
Goodwill	5,788,445	5,788,445
Intangible assets, net	4,212,159	4,494,871
Deposits	222,831	82,331
Prepaid marketing expenses	14,214,480	13,491,954
Total assets	$46,674,701	$44,489,380

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,420,955	$6,270,892
Accrued expenses and other liabilities	4,965,597	5,561,491
Due to related parties	370,921	370,921
Right of use liability, current portion	160,184	-
Accrued interest payable	3,019,888	2,787,506
Loan payable, current	2,577,093	2,624,749
Stock payable	2,463,835	4,951,128
Promissory note payable	3,500,000	3,500,000
Note payable, current	6,371,000	-
Total current liabilities	30,849,473	26,066,687
Share based payment liability	6,022,252	9,405,699
Right of use liability, net of current portion	4,135,169	-
Note payable, net of current portion	4,878,786	-
Deferred tax liability	248,990	248,990
Total liabilities	46,134,670	35,721,376

Commitments and contingencies (Note 13)

Stockholders’ equity:
Undesignated preferred stock, $0.0001 par, 10,000,000 shares authorized, 0 shares issued and outstanding as of both June 30, 2026 and December 31, 2025	-	-
Series A convertible preferred stock, $0.0001 par, 6,300 shares designated, 6,300 shares issued and outstanding as of both June 30, 2026 and December 31, 2025	1	1
Series C convertible preferred stock, $0.0001 par, 1,344 shares issued and outstanding as of both June 30, 2026 and December 31, 2025	1	1
Series D convertible preferred stock, $0.0001 par, 14,656 and 15,906 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	2	2
Common stock, $0.0001 par, 1,000,000,000 shares authorized, 547,534 and 219,708 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	55	22
Common stock to be issued	-	-
Additional paid-in capital	176,269,023	164,121,574
Accumulated deficit	(175,729,051)	(155,353,596)
Total stockholders’ equity	540,031	8,768,004
Total liabilities and stockholders’ equity	$46,674,701	$44,489,380

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

DIGITAL BRANDS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net revenues	$1,208,170	$2,251,379	$2,524,154	$4,123,080
Cost of net revenues	883,905	1,539,827	2,154,508	2,539,073
Gross profit	324,265	711,552	369,646	1,584,007

Operating expenses:
General and administrative	2,408,904	1,527,249	4,981,188	3,501,052
Sales and marketing	5,276,497	1,031,594	10,028,752	1,860,382
Distribution	112,070	137,926	252,044	204,350
Total operating expenses	7,797,471	2,696,769	15,261,984	5,565,784

Loss from operations	(7,473,206)	(1,985,217)	(14,892,338)	(3,981,777)

Other income (expense):
Change in fair value of share based payment liability	(1,770,393)	-	(5,641,847)	-
Interest expense	(120,546)	(127,270)	(244,372)	(262,193)
Other non-operating income (expenses)	380,723	(5,375)	403,102	36,198
Total other income (expense), net	(1,510,216)	(132,645)	(5,483,117)	(225,995)
Income tax benefit (provision)	-	-	-	-
Net loss	$(8,983,422)	$(2,117,862)	$(20,375,455)	$(4,207,772)

Weighted average common shares outstanding - basic and diluted	661,049	65,485	556,815	84,679
Net loss per common share - basic and diluted	$(13.59)	$(32.34)	$(36.59)	$(49.69)

The accompanying notes are an integral part of these financial statements

DIGITAL BRANDS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Series A Preferred		Series C Preferred		Series D Preferred		Common Stock		Common Stock To Be Issued	Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Amount
Balance, December 31, 2025	6,300	$1	1,344	$1	15,906	$2	219,708	$22	$-	$164,121,574	$(155,353,596)	$8,768,004
Exercise of cash warrants in connection with private placement	-	-	-	-	-	-	111,615	12	-	2,946,815	-	2,946,827
Extinguishment of share-based payment liability	-	-	-	-	-	-	-	-	-	814,266	-	814,266
Common stock to be issued pursuant to pre-funded warrant exercises	-	-	-	-	-	-	-	-	2,428,737	-	-	2,428,737
Exercise of pre-funded warrants pursuant to service contracts	-	-	-	-	-	-	31,889	3	-	12,753	-	12,756
Conversion of Series D preferred stock into common stock	-	-	-	-	(1,250)	-	14,082	1	-	(1)	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	(11,392,033)	(11,392,033)
Balance, March 31, 2026	6,300	1	1,344	1	14,656	2	377,294	38	2,428,737	167,895,407	(166,745,629)	3,578,557
Issuance of common stock in settlement of stock payable	-	-	-	-	-	-	27,299	3	-	4,261,997	-	4,262,000
Issuance of common stock previously classified as to be issued	-	-	-	-	-	-	91,998	9	(2,428,737)	2,428,728	-	-
Exercise of pre-funded warrants	-	-	-	-	-	-	14,608	1	-	5,842	-	5,843
Issuance of common stock pursuant to ATM offering, net of commissions	-	-	-	-	-	-	36,335	4	-	1,677,049	-	1,677,053
Net loss	-	-	-	-	-	-	-	-	-	-	(8,983,422)	(8,983,422)
Balance, June 30, 2026	6,300	$1	1,344	$1	14,656	$2	547,534	$55	$-	$176,269,023	$(175,729,051)	$540,031

Balance, December 31, 2024	6,300	$1	4,786	$1	-	$-	20,965	$2	$-	$125,772,493	$(127,101,038)	$(1,328,541)
Issuance of pre-funded warrants in connection with vendor agreement	-	-	-	-	-	-	-	-	-	3,000,000	-	3,000,000
Issuance of common stock and pre-funded warrants	-	-	-	-	-	-	3,138	-	-	6,642,433	-	6,642,433
Exercise of pre-funded warrants in connection with private placement	-	-	-	-	-	-	79,559	8	-	(8)	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	(2,089,910)	(2,089,910)
Balance, March 31, 2025	6,300	1	4,786	1	-	-	103,662	10	-	135,414,918	(129,190,948)	6,223,982
Issuance of common stock in connection with acquisition of intangible assets	-	-	-	-	-	-	8,621	1	-	2,999,999	-	3,000,000
Net loss	-	-	-	-	-	-	-	-	-	-	(2,117,862)	(2,117,862)
Balance, June 30, 2025	6,300	$1	4,786	$1	-	$-	112,283	$11	$-	$138,414,917	$(131,308,810)	$7,106,120

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

DIGITAL BRANDS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(20,375,455)	$(4,207,772)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	293,400	836,450
Amortization of loan discount and fees	11,990	24,803
Change in fair value of share based payment liability	5,641,847	-
Non-cash lease expense	138,989	-
Changes in operating assets and liabilities:
Accounts receivable, net	(72,809)	(121,870)
Due from factor	28,777	49,059
Inventory	(2,294,373)	(251,354)
Prepaid expenses and other current assets	5,601,677	(2,064,098)
Accounts payable	1,150,061	(830,070)
Accrued expenses and other liabilities	(635,451)	480,577
Accrued interest payable	232,382	-
Lease liabilities	(23,992)	-
Net cash used in operating activities	(10,302,957)	(6,084,275)

Cash flows from investing activities:
Purchase of property, equipment and software	(83,144)	-
Deposits	(140,500)	-
Net cash used in investing activities	(223,644)	-

Cash flows from financing activities:
Repayments from related party advances	-	(9,500)
Issuance of loans and note payable	200,000	100,000
Payments on RallyTown secured payment obligation	(70,000)	-
Repayments of loan payable	(143,360)	(270,511)
Proceeds from exercise of warrants	2,564,227	-
Proceeds from issuance of pre-funded warrants	5,843	6,642,433
Issuance of common stock for cash	1,677,053	-
Net cash provided by financing activities	4,233,763	6,462,422
Net change in cash, cash equivalents, and restricted cash	(6,292,838)	378,147
Cash, cash equivalents, and restricted cash at beginning of period	7,679,005	164,431
Cash, cash equivalents, and restricted cash at end of period	$1,386,167	$542,578

Reconciliation of cash and restricted cash:
Cash at beginning of period	$1,934,831	$164,431
Restricted cash at beginning of period	5,744,174	-
Cash and restricted cash at beginning of period	7,679,005	164,431
Cash at end of period	1,386,167	542,578
Restricted cash at end of period	-	-
Cash and restricted cash at end of period	$1,386,167	$542,578

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$47,000

Supplemental disclosure of non-cash investing and financing activities:
Issuance of pre-funded warrants for prepaid marketing services	$2,946,827	$3,000,000
Shares issued for prepaid marketing services	$3,407,371	$-
Issuance of shares as a reduction to stock payable	$3,871,556	$-
Prepaid marketing services recognized as stock payable	$3,100,000	$-
Common stock to be issued pursuant to pre-funded warrant exercises	$3,220,737	$-
Extinguishment of share based payment liability	$814,266	$-
Purchase of vehicle with debt	$83,456	$-
Non-cash purchase of intangible assets	$-	$3,000,000
Recognition of right-of-use asset and lease liability	$4,120,769	$-
Reclassification of share based payment liability to note payable	$11,249,786	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

DIGITAL BRANDS GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

NOTE 1: NATURE OF OPERATIONS

Digital Brands Group, Inc. (the “Company”) was organized on September 17, 2012 and is a portfolio company of apparel brands, including Bailey 44, Stateside and Sundry. The Company completed the acquisitions of Bailey 44 in February 2020, Stateside in August 2021 and Sundry in December 2022.

Reverse Stock Split

On July 15, 2026 the Board of Directors approved a reverse stock split of the Company’s issued and outstanding common stock at a ratio of one-for-forty. A Certificate of Change was filed with the Secretary of State of the State of Nevada on July 20, 2026 and the reverse stock split became effective at 12:01 a.m. Eastern Time on July 24, 2026, at which time the common stock began trading on a post-split basis under a new CUSIP number. The number of authorized shares of common stock was reduced from 1,000,000,000 to 25,000,000 and the par value per share remained unchanged at $0.0001. Proportionate adjustments were made to the exercise prices and the number of shares issuable under the Company’s outstanding warrants and equity awards, and to the conversion factors applicable to the Company’s outstanding preferred stock. No fractional shares were issued.

All share and per-share amounts in these unaudited condensed consolidated financial statements and the accompanying notes have been retroactively adjusted to reflect the reverse stock split for all periods presented. The reduction in the aggregate par value of common stock of $2,135 has been reclassified to additional paid-in capital and total stockholders’ equity is unchanged.

NOTE 2: LIQUIDITY AND GOING CONCERN

The Company has not generated profits since inception and has sustained net losses of $8,983,422 and $2,117,862 for the three months ended June 30, 2026 and 2025, respectively, and $20,375,455 and $4,207,772 for the six months ended June 30, 2026 and 2025, respectively. The Company also incurred negative cash flow from operations of $10,302,957 for the six months ended June 30, 2026. Historically, the Company has lacked sufficient liquidity to satisfy obligations as they come due and, as of June 30, 2026, reported a working capital deficit of $12,851,221, cash and cash equivalents of $1,386,167 and an accumulated deficit of $175,729,051. The Company expects to continue to generate operating losses for the foreseeable future. The accompanying condensed consolidated financial statements do not include any adjustments as a result of this uncertainty.

Through the date these financial statements were available to be issued, the Company has been primarily financed through the issuance of capital stock and debt. In the event that the Company cannot generate sufficient revenue to sustain its operations, the Company will need to reduce expenses, which it has done, or obtain financing through the sale of debt and/or equity securities, which it has done. The issuance of additional equity would result in dilution to existing shareholders. If the Company is unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms acceptable to the Company, the Company would be unable to execute upon the business plan or pay costs and expenses as they are incurred, which would have a material, adverse effect on the business, financial condition and results of operations. While the Company has several potential sources of cash, including the ability to sell shares under its at-the-market (“ATM”) facility and the pending equity line of credit, no assurance can be given that the Company will be successful in these efforts.

Management’s Plans

On April 15, 2026, the Company entered into an At-the-Market Issuance Sales Agreement with Aegis Capital Corp., pursuant to which the Company may offer and sell, from time to time, shares of its common stock having an aggregate offering price of up to $100.0 million under the Company’s effective shelf registration statement on Form S-3. The Company intends to utilize the At-the-Market facility, together with other potential financing transactions, as a source of future liquidity and working capital. On July 23, 2026, the Company issued a convertible promissory note in the principal amount of $3,529,412 for gross proceeds of $3.0 million, and entered into a purchase agreement providing for an equity line of credit of up to $100.0 million through July 2029 (see Note 16). As of August 19, 2026, the Company had unrestricted cash and cash equivalents of approximately $1.1 million.

As of the date of issuance of these unaudited condensed consolidated financial statements, the Company expects that its cash and cash equivalents of $1,386,167 as of June 30, 2026, together with the measures described below, will be required to fund its operating expenses, debt obligations and capital expenditure requirements for at least one year from the date these unaudited condensed consolidated financial statements are issued.

Throughout the next twelve months, the Company intends to fund its operations from the funds raised through equity offerings, including at-the-market equity financings or other public or private equity offerings. Additionally, the Company intends to fund operations from increased revenues due to its new marketing efforts, including its collegiate apparel program and increased wholesale pricing, through settlement and renegotiation of aged payables, conversions of outstanding debt and accrued interest, and continuing its cost-cutting measures implemented during 2025 and the six months ended June 30, 2026.

The conditions described above — including the Company’s recurring losses, negative operating cash flows, working capital deficit, the matured Bailey sellers’ promissory note and the monthly payment obligations under the RallyTown secured note (see Note 7) — raise substantial doubt about the Company’s ability to continue as a going concern, and the Company’s plans depend in significant part on its ability to sell equity securities under the at-the-market facility and the equity line of credit and to realize expected revenues from its collegiate apparel program, which are subject to market conditions and other factors, certain of which are not within the Company’s control. After considering these conditions and management’s plans described above, management has concluded that its plans cannot be considered probable of being effectively implemented and of fully mitigating these conditions within twelve months from the date these financial statements are issued, because the plans depend in significant part on the sale of equity securities and other financing transactions that are not solely within the Company’s control. Accordingly, substantial doubt about the Company’s ability to continue as a going concern exists. The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, and do not include any adjustments that might result from the outcome of this uncertainty.

There can be no assurance as to the availability or terms upon which such financing and capital might be available in the future. If the Company is unable to access capital, sell equity securities in the amounts or at the times anticipated, or if expected revenues from its collegiate apparel program do not materialize, the Company may be forced to curtail or suspend its business plans.

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

DIGITAL BRANDS GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

Principles of Consolidation

These condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries (Bailey, Stateside and Sundry). All inter-company transactions and balances have been eliminated on consolidation.

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

Cash and Equivalents and Concentration of Credit Risk

The Company considers all highly liquid securities with an original maturity of less than three months to be cash equivalents. As of June 30, 2026 and December 31, 2025, the Company did not hold any cash equivalents. The Company’s cash and cash equivalents in bank deposit accounts, at times, may exceed federally insured limits of $250,000.

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

JUNE 30, 2026

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

As of June 30, 2026, and December 31, 2025, the Company determined an allowance for credit losses of $308,460 and $307,526, respectively.

Inventory

Inventory is stated at the lower of cost or net realizable value and accounted for using the weighted average cost method for the Company’s DSTLD brand and first-in, first-out method for Bailey, Stateside and Sundry. The inventory balances as of June 30, 2026, and December 31, 2025 consist substantially of blanks and other raw materials purchased for modification, work in process, and finished goods purchased or produced for resale.

DIGITAL BRANDS GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

Inventory consisted of the following:

	June 30,	December 31,
	2026	2025
Raw materials	$952,255	$585,609
Work in process	3,096,279	999,366
Finished goods	1,382,499	1,551,685
Inventory	$5,431,033	$3,136,660

Property, Equipment, and Software

Property, equipment, and software are recorded at cost. Depreciation/amortization is recorded for property, equipment, and software using the straight-line method over the estimated useful lives of assets. The Company reviews the recoverability of all long-lived assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset might not be recoverable. The balances at June 30, 2026 and December 31, 2025 consist of software with three year lives, property and equipment with three to 10 year lives, and leasehold improvements which are depreciated over the shorter of the lease life or expected life.

Depreciation and amortization charges on property, equipment, and software are included in general and administrative expenses and amounted to $10,689 and $3,371 for the six months ended June 30, 2026 and 2025.

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

JUNE 30, 2026

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

JUNE 30, 2026

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

JUNE 30, 2026

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

University Collegiate Apparel Revenue

The Company generates revenue through collegiate apparel agreements with university-affiliated collectives, licensing agents and marketing partners (see Note 4). Revenue is recognized through two channels: (i) university store consignment, under which products are shipped to university campus bookstores and revenue is recognized based on actual sales reported by the store, and (ii) university online direct-to-consumer, under which revenue is recognized based on Shopify sales data from each university’s dedicated online portal when products are sold to end customers. In both cases, products are placed with the counterparty on consignment and the Company recognizes revenue only when a sale to an end consumer has occurred, consistent with ASC 606-10-55-37. Revenue from university channels is tracked separately in dedicated receivable accounts.

Cost of Revenues

Cost of revenues consists primarily of inventory sold and related freight-in. Cost of revenues includes direct labor pertaining to our inventory production activities and an allocation of overhead costs including rent and insurance.

Shipping and Handling

The Company recognizes shipping and handling billed to customers as a component of net revenues, and the cost of shipping and handling as distribution costs. Total shipping and handling billed to customers as a component of net revenues was approximately $26,322 for the six months ended June 30, 2026. Total shipping and handling costs included in distribution costs were $112,070 and $252,044 for the three and six months ended June 30, 2026, and $137,926 and $204,350 for the three and six months ended June 30, 2025, respectively.

Advertising and Promotion

Advertising and promotional costs are expensed as incurred. These costs are included in sales and marketing expense.

General and Administrative

General and administrative expenses consist primarily of compensation and benefits costs, professional services and information technology. General and administrative expenses also include payment processing fees, design and warehousing fees.

Common Stock Purchase Warrants and Other Derivative Financial Instruments

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedging relationships and the types of relationships designated are based on the exposures hedged. At June 30, 2026 and December 31, 2025, the Company did not have any derivative instruments that were designated as hedges.

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

JUNE 30, 2026

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

Segment Information

In accordance with ASC 280, Segment Reporting, we identify our operating segments according to how our business activities are managed and evaluated. As of June 30, 2026, we had one  operating segment which pertains to the sale of apparel. All brands and reporting units currently report to the Chief Executive Officer. Each of our brands serve or are expected to serve customers through our wholesale, in store and online channels, allowing us to execute on our omni-channel strategy. We have determined that each of our brands share similar economic and other qualitative characteristics, and therefore the results of our operating businesses are aggregated into one reportable segment. All of the operating businesses have met the aggregation criteria and have been aggregated and are presented as one reportable segment, as permitted by ASC 280. We continually monitor and review our segment reporting structure in accordance with authoritative guidance to determine whether any changes have occurred that would impact our reportable segments.

Net Loss per Share

Net earnings or loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period, excluding shares subject to redemption or forfeiture. The Company presents basic and diluted net earnings or loss per share. Diluted net earnings or loss per share reflect the actual weighted average of common shares issued and outstanding during the period, adjusted for potentially dilutive securities outstanding. Potentially dilutive securities are excluded from the computation of the diluted net loss per share if their inclusion would be anti-dilutive. As all potentially dilutive securities are anti-dilutive as of June 30, 2026 and 2025, diluted net loss per share is the same as basic net loss per share for each period. Potentially dilutive items outstanding as of June 30, 2026 and 2025 are as follows:

	June 30,
	2026	2025
Series A convertible preferred stock	14	14
Series C convertible preferred stock	38	38
Series D convertible preferred stock	699,481	-
Common stock warrants	13,208	841,287
Stock options	1	1
Total potentially dilutive shares	712,742	841,340

The stock options and warrants above are out-of-the-money as of June 30, 2026 and 2025.

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

DIGITAL BRANDS GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

NOTE 4: PREPAID MARKETING EXPENSES

The Company has entered into multi-year marketing, licensing, sponsorship, and service agreements under which it provides equity instruments, pre-funded warrants, or cash as consideration. Amounts paid or the fair value of instruments issued in excess of amounts currently expensed are recorded as prepaid assets and amortized over the contractual service period on a straight-line basis.

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

As consideration, the Company agreed to issue common stock valued at $1,000,000 per year over the three-year term (total equity commitment of $3,000,000). On December 12, 2025, the Company issued 7,143 shares of common stock at a grant-date fair value of $316.80 per share (grant date: September 22, 2025; aggregate equity fair value: $2,262,855). The share-based consideration represents payment for distinct services, including licensing access, distribution, and marketing services, and is accounted for under ASC 718. The total consideration, including the equity component and the initial fair value of the make-whole provision at grant date, was $4,341,104. The Company recorded a prepaid asset equal to the fair value of consideration provided, amortized on a straight-line basis over the three-year term. For the three and six months ended June 30, 2026, the Company recognized $356,752 and $713,555 of marketing expense, respectively. As of June 30, 2026, the prepaid balance was $2,961,517, of which $1,447,035 is classified as current and $1,514,482 as non-current.

DIGITAL BRANDS GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

The agreement includes a 15-month make-whole provision (through March 12, 2027), under which the Company is required to issue additional shares or cash if the fair value of shares delivered falls below the $3,000,000 commitment. AAA Tuscaloosa’s rights under this agreement were subsequently transferred to RallyTown Alabama, LLC, an affiliate of RallyTown, LLC, and the make-whole obligations under this agreement and under the RallyTown agreement described below were assigned to and are determined together under the Setoff and Reimbursement Agreement dated March 30, 2026, which fixed the combined obligation by formula. The combined obligation was settled upon under the Secured Payment and Security Agreement dated July 16, 2026 and is presented within notes payable at June 30, 2026. See Note 7 for the settlement terms and Note 8 for the related remeasurement.

RallyTown, LLC (formerly Traffic Holdco, LLC) — Collegiate NIL Program

Effective July 16, 2025, the Company entered into a three-year Exclusive Private Label Manufacturing Agreement with RallyTown, LLC, formerly Traffic Holdco, LLC (“RallyTown”), pursuant to which the Company obtained exclusive apparel manufacturing rights for collegiate Name, Image and Likeness (“NIL”) programs at a minimum of three universities. RallyTown is responsible for licensing, marketing, and distribution through university channels and is considered the Company’s customer under ASC 606; revenue is recognized upon sale of products to end customers through RallyTown’s distribution channels.

As consideration, the Company agreed to issue common stock valued at $1,000,000 per university per year over the three-year term (minimum total equity commitment of $9,000,000). On December 12, 2025, the Company issued 21,429 shares of common stock at a grant-date fair value of $316.80 per share (grant date: September 22, 2025; aggregate equity fair value: $6,788,573). The share-based consideration represents payment for distinct services, including licensing access, distribution, marketing, and compliance services, and is accounted for under ASC 718. The total consideration, including the equity component and the initial fair value of the make-whole provision, was $13,023,328. The Company recorded a prepaid asset equal to the fair value of consideration provided, amortized on a straight-line basis over the three-year term. For the three and six months ended June 30, 2026, the Company recognized $1,069,843 and $2,140,254 of marketing expense, respectively. As of June 30, 2026, the prepaid balance was $8,884,974, of which $4,341,109 is classified as current and $4,543,865 as non-current.

The agreement includes a 15-month make-whole provision (through March 12, 2027), under which the Company is required to issue additional shares or cash if the fair value of shares delivered falls below the guaranteed commitment. That obligation, together with the AAA Tuscaloosa obligation, is determined under the Setoff and Reimbursement Agreement dated March 30, 2026 and is presented within notes payable at June 30, 2026; see Note 7.

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

As consideration, the Company issued 9,628 shares of common stock at a grant-date fair value of $300.00 per share (aggregate equity fair value: $2,888,303), representing a total equity commitment of $3,000,000. The share-based consideration is accounted for as payment for distinct marketing, distribution, and related services under ASC 718. The total consideration, including the equity component and the initial fair value of the make-whole provision at grant date, was $4,970,835. The Company recorded a prepaid asset equal to the fair value of consideration provided, amortized on a straight-line basis over the three-year term. For the three and six months ended June 30, 2026, the Company recognized $408,358 and $816,920 of marketing expense, respectively. As of June 30, 2026, the prepaid balance was $3,963,253, of which $1,656,945 is classified as current and $2,306,308 as non-current.

The agreement includes a 15-month make-whole provision; accordingly, the award is liability-classified under ASC 718. The make-whole provision had a fair value of $2,687,999 at June 30, 2026. See Note 8 for the fair value detail and Monte Carlo assumptions.

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

As consideration, the Company agreed to pay $550,000 per year over the three-year term, consisting of $350,000 per year in common stock (total equity commitment: $1,050,000) and $200,000 per year in cash (total cash: $537,931). On December 12, 2025, the Company issued 4,826 shares of common stock at $267.20 per share (grant date: December 3, 2025; aggregate equity fair value: $1,289,480). The equity component is accounted for as payment for distinct sponsorship, media, and marketing services under ASC 718. The total consideration, including the equity component and the initial fair value of the make-whole provision, was $2,014,433. The Company recorded a prepaid asset equal to the fair value of consideration provided, amortized on a straight-line basis over the three-year term. For the three and six months ended June 30, 2026, the Company recognized $165,220 and $330,790 of marketing expense, respectively. As of June 30, 2026, the prepaid balance was $1,631,761, of which $671,478 is classified as current and $960,283 as non-current.

The agreement includes an 18-month make-whole provision (through June 12, 2027), under which the Company is required to issue additional shares or cash if the fair value of shares delivered falls below the guaranteed amount; accordingly, the award is liability-classified under ASC 718. The related make-whole obligation was settled during the three months ended March 31, 2026, and the liability of $814,266 was reclassified to additional paid-in capital; its fair value was $0 at June 30, 2026. See Note 8.

DIGITAL BRANDS GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

Athlete Capital Sports

Effective March 12, 2026, the Company entered into a consulting agreement with Athlete Capital Sports LLC to participate in The Pennsylvania State University’s name, image and likeness (“NIL”) program for student-athletes, pursuant to which the Company is required to issue shares with an aggregate value of $3,000,000 in exchange for consulting services to be provided over a three-year term. As the arrangement represents a binding obligation and the related services are to be received over the contractual term, the Company recorded a prepaid consulting asset with a corresponding stock payable, and will amortize the prepaid balance over the service period. During the three months ended June 30, 2026, the Company issued 23,511 shares of common stock in settlement of the related stock payable and recognized the initial fair value of the make-whole provision of $2,325,625, recorded as an addition to the prepaid asset and a corresponding share-based payment liability. For the three and six months ended June 30, 2026, the Company recognized $355,230 and $407,285 of consulting expense, respectively, and the prepaid balance was $4,918,340 as of June 30, 2026. The make-whole provision is liability-classified under ASC 718 and had a fair value of $2,508,035 at June 30, 2026; see Note 8.

Learfield College LLC

Effective January 26, 2026, the Company entered into a Marketing and Sponsorship Agreement with Learfield relating to Vanderbilt University, providing for equity consideration of $925,000 over four contract years through June 30, 2029 — $100,000 for the first contract year and $825,000 for the remaining contract years — together with cash and trade consideration, in exchange for marketing services to be provided over the contract term. As the arrangement represents a binding obligation and the related services are to be received over the contractual service period, the Company recorded a prepaid marketing asset with a corresponding stock payable liability, and will amortize the prepaid balance over the service period. During the three months ended June 30, 2026, the Company issued shares under the agreement and recognized additional consideration of $1,608,133, comprising the shares issued and the initial fair value of the make-whole provision, recorded as an addition to the prepaid asset. For the three and six months ended June 30, 2026, the Company recognized $107,458 and $147,458 of marketing expense, respectively, and the prepaid balance was $1,560,675 as of June 30, 2026. The make-whole provision is liability-classified under ASC 718 and had a fair value of $826,218 at June 30, 2026; see Note 8.

The Battle’s End, LLC — Florida State University

Effective May 1, 2026, the Company entered into a three-year Exclusive Private Label Manufacturing Agreement with The Battle’s End, LLC (“The Battle’s End”), the name, image and likeness collective supporting Florida State University athletics, pursuant to which the Company is engaged as the exclusive manufacturer of private label apparel bearing The Battle’s End’s and Florida State University marks. As consideration, the Company agreed to issue common stock with an aggregate value of $1,050,000, representing the entire stock consideration for the three-year term. The Company recorded a prepaid marketing asset with a corresponding stock payable and amortizes the prepaid balance on a straight-line basis over the three-year term. For the three and six months ended June 30, 2026, the Company recognized $58,493 of marketing expense, and the prepaid balance was $991,507 as of June 30, 2026. The agreement includes a 15-month make-whole provision of the type described above. As no shares had been issued as of June 30, 2026, no share-based payment liability was recognized at that date. See Note 9 for the related stock payable.

Other Marketing Agreements

MavDB Consulting LLC

In January 2025, the Company entered into a two-year marketing services agreement with MavDB Consulting LLC for content production, social media marketing, student athlete engagement, and event staffing. The consideration was satisfied through the issuance of 51,724 pre-funded warrants with an aggregate fair value of $2,689,656, accounted for as share-based consideration for marketing and advisory services. The warrants are equity-classified with no make-whole provision. The Company recognized $656,039 of amortization within sales and marketing expenses during the six months ended June 30, 2026. During the second quarter of 2026, the Company recorded an impairment charge of $764,424 within sales and marketing expenses for the three months ended June 30, 2026, representing the full remaining unamortized balance of the prepaid asset. The impairment was recorded in connection with a pending dispute with the principal of MavDB, as a result of which the Company concluded that it would not receive further services under the agreement and that the remaining prepaid balance was not recoverable. Amounts received from that individual and affiliated entities in respect of warrant exercises for which shares have not been issued are presented within stock payable; see Notes 9 and 13. As of June 30, 2026, the MavDB prepaid marketing balance was $0.

Other

Costs associated with all cash-based agreements are recognized as prepaid assets and expensed over the respective contractual service periods.

Summary of Consideration and Prepaid Balances

The following table summarizes the consideration provided under each agreement and the resulting prepaid marketing balances as of June 30, 2026:

	Consideration	Agreement	Term	June 30,	December 31,
Agreement	Type	Amount	(Years)	2026	2025
MavDB (Jan 2025)	PFW*	$2,689,656	2	$-	$1,420,463
RallyTown (f/k/a Traffic Holdco)	Shares + MW**	13,023,328	3	8,884,974	11,025,228
AAA Tuscaloosa	Shares + MW	4,341,104	3	2,961,517	3,675,072
Grove Collective	Shares + MW	4,970,835	3	3,963,253	4,780,173
Buffalo Sports / Learfield	Shares + MW	2,014,433	3	1,631,761	1,962,551
Learfield College (Vanderbilt)	Shares + MW	1,708,133	4	1,560,675	-
Athlete Capital Sports (Penn State)	Shares + MW	5,325,625	3	4,918,340	-
The Battle’s End (Florida State)	Shares + MW	1,050,000	3	991,507	-
		$35,123,114		$24,912,027	$22,863,487

*	PFW = pre-funded warrants, equity-classified with no make-whole provision.

**	Shares + MW = common stock issued plus a make-whole provision guaranteeing the counterparty a minimum aggregate share value. The make-whole creates a liability-classified share-based award under ASC 718, measured at fair value via Monte Carlo simulation. See Note 9.

DIGITAL BRANDS GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

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

	Grant-Date Fair Value of Equity	Share-Based
	(Shares & PFW)	Payment Liability at Grant Date	Total
RallyTown (f/k/a Traffic Holdco)*	$6,788,573	$6,234,755	$13,023,328
AAA Tuscaloosa*	2,262,855	2,078,249	4,341,104
Grove	2,888,303	2,082,532	4,970,835
Buffalo Sports / Learfield	1,289,480	724,953	2,014,433
	$13,229,211	$11,120,489	$24,349,700

*	The make-whole obligations of RallyTown (f/k/a Traffic Holdco) and AAA Tuscaloosa ceased to be share-based payment liabilities and are presented within notes payable at June 30, 2026; see Note 7.

See Note 8 for the fair value of the remaining share-based payment liabilities as of June 30, 2026 and December 31, 2025. The amounts in the table above are grant-date fair values and do not represent balances at June 30, 2026.

As of June 30, 2026, the aggregate fair value of the Company’s share-based payment liabilities related to make-whole provisions was $6,022,252. During the three and six months ended June 30, 2026, the Company recognized fair value losses of $1,770,393 and $5,641,847, respectively. Of those amounts, $1,270,295 and $4,115,735, respectively, relate to the obligations owed to RallyTown, LLC and AAA Tuscaloosa, LLC, including the remeasurement of those obligations to the settlement amount determined under the Setoff and Reimbursement Agreement described in Note 7, and the remainder relates to the remeasurement of the other arrangements, primarily attributable to changes in the Company’s stock price and other valuation assumptions utilized in the Monte Carlo simulation model. The obligations arising under the Company’s arrangements with RallyTown, LLC and AAA Tuscaloosa, LLC are no longer measured on that basis and are presented within notes payable at June 30, 2026, as described in Note 7.

Classification and Future Amortization

Prepaid marketing expenses are classified as current or non-current based on the portion of each agreement expected to be amortized within the next twelve months from the balance sheet date. Current prepaid balances represent the pro-rata share of total consideration allocable to services to be received in the twelve months ending June 30, 2027. Non-current prepaid balances represent the remaining unamortized consideration allocable to periods beyond June 30, 2027.

Total prepaid marketing expense recognized during the three and six months ended June 30, 2026 was $2,838,841 and $5,255,082, respectively. Estimated future amortization of prepaid marketing expenses as of June 30, 2026 is as follows:

Amount
2026 (remainder)	$5,033,742
2027	9,986,317
2028	7,081,455
2029	2,810,513
$24,912,027

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

Advances are collateralized by a security interest in substantially all of the companies’ assets.

Due to/from factor consist of the following:

	June 30,	December 31,
	2026	2025
Outstanding receivables:
Without recourse	$225,030	$283,849
With recourse	5,130	13,920
Matured funds and deposits	84,836	61,838
Advances	(70,336)	(86,170)
Credits due customers	—	-
	$244,660	$273,437

DIGITAL BRANDS GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

NOTE 6: GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company recorded goodwill from each of its business combinations. The following is a summary of goodwill by entity as of June 30, 2026, and December 31, 2025:

	June 30,	December 31,
	2026	2025
Bailey	$2,077,123	$2,077,123
Sundry	3,711,322	3,711,322
	$5,788,445	$5,788,445

Intangible Assets

The following table summarizes information relating to the Company’s identifiable intangible assets as of June 30, 2026 and December 31, 2025:

	June 30, 2026
	Gross		Accumulated	Carrying
	Amount	Impairment	Amortization	Value
Amortized:
Customer relationships	$8,634,560	$-	$(8,634,560)	$-
Technology asset	2,948,275	(1,228,448)	(701,048)	1,018,779
	$11,582,835	$(1,228,448)	$(9,335,608)	$1,018,779
Indefinite-lived:
Brand name	4,453,880	(1,260,500)	-	3,193,380
Total	$16,036,715	$(2,488,948)	$(9,335,608)	$4,212,159

December 31, 2025	Gross		Accumulated	Carrying
	Amount	Impairment	Amortization	Value
Amortized:
Customer relationships	$8,634,560	$-	$(8,634,560)	$-
Technology asset	2,948,275	(1,228,448)	(418,336)	1,301,491
	$11,582,835	$(1,228,448)	$(9,052,896)	$1,301,491
Indefinite-lived:
Brand name	4,453,880	(1,260,500)	-	3,193,380
Total	$16,036,715	$(2,488,948)	$(9,052,896)	$4,494,871

On April 1, 2025, the Company entered into an Asset Purchase Agreement (the “Open Daily APA”) with Open Daily Technologies Inc. (“Open Daily”). Pursuant to the terms of the Open Daily APA, the Company agreed to purchase, and Open Daily agreed to sell certain intellectual property owned by Open Daily, including, but not limited to, patent applications, trademarks, and software products and platforms (the “Open Daily Assets”), but not any liability or obligation of Open Daily in connection with the Company’s purchase of the Open Daily Assets, in exchange for the issuance by the Company of 8,621 shares of the Company’s common stock (the “Open Daily Acquisition”).

The technology asset acquired from Open Daily Technologies Inc. was placed in service during 2025 and is being amortized on a straight-line basis over its estimated useful life.

The Company recorded amortization expense of $141,356 and $282,712 during the three and six months ended June 30, 2026, respectively, and $416,540 and $833,080 during the three and six months ended June 30, 2025, respectively, which is included in general and administrative expenses in the consolidated statements of operations.

DIGITAL BRANDS GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

NOTE 7: LIABILITIES AND DEBT

Accrued Expenses and Other Liabilities

The Company accrued expenses and other liabilities line in the condensed consolidated balance sheets is comprised of the following as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Accrued payroll and payroll taxes	$4,040,953	$4,223,994
Accrued expenses and other	591,375	835,605
Gift card liability	135,898	148,766
Sales tax payable	128,814	324,126
Derivative liability — 1800 Diagonal conversion feature	39,557	-
Due to seller	29,000	29,000
	$4,965,597	$5,561,491

Payroll related liabilities are primarily related to overdue payroll taxes due to be remitted to federal and state authorities by the parent company (Digital Brands Group, Inc.) and Bailey.

Accrued interest payable of $3,019,888 as of June 30, 2026 (December 31, 2025: $2,787,506) relates primarily to unpaid interest on the Bailey sellers’ promissory note and is presented separately on the consolidated balance sheet.

Debt

The following table summarizes the Company’s outstanding debt obligations as of June 30, 2026 and December 31, 2025:

	June 30,	December 31,
	2026	2025
Current:
Advantage Capital (merchant cash advance)	$1,218,659	$1,483,159
Sunnyside Shopify loan, net of discount	24,559	58,296
B44 PPP note payable	933,294	933,294
Promissory note payable, net	3,500,000	3,500,000
Sunnyside Motor loan	78,148	-
1800 Diagonal Lending note, net of discount	172,433	-
RallyTown secured payment obligation	6,371,000	-
Notes payable	150,000	150,000
Total current debt	12,448,093	6,124,749
Non-current:
RallyTown secured payment obligation, non-current	4,878,786	-
Total non-current debt	4,878,786	-
Total debt	$17,326,879	$6,124,749

Loan Payable — PPP and SBA Loan

In April 2022, Bailey received notification of full forgiveness of its second SBA Paycheck Protection Program (“PPP”) loan totaling $1,347,050 and partial forgiveness of its first PPP loan totaling $413,705. As of June 30, 2026 and December 31, 2025, Bailey had an outstanding PPP loan balance of $933,294, classified as current. The loan matured in April 2026, remains unpaid and is past due. No additional forgiveness was recognized during the year ended December 31, 2025 or during the three and six months ended June 30, 2026.

In June 2020, the Company received a SBA loan in the principal amount of $150,000, bearing interest at a rate of 3.75% per annum. As of June 30, 2026 and December 31, 2025, the Company maintained an outstanding balance of $150,000 on this loan. The loan matures in April 2050.

The Company’s Sunnyside subsidiary maintains a Shopify Capital loan with an outstanding balance of $24,559 and $58,296 as of June 30, 2026 and December 31, 2025, respectively, classified as current.

In January 2026, the Company’s subsidiary availed a motor loan with an outstanding balance of $78,148 as of June 30, 2026.

Merchant Advances

Future Sales Receipts

From 2022 through 2024, the Company obtained several merchant advances. These advances are, for the most part, secured by expected future sales transactions of the Company with expected payments on a weekly basis. The Company made total cash repayments, pertaining to principal and interest, of $132,500 and $264,500 for the three and six months ended June 30, 2026, respectively.

DIGITAL BRANDS GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

Promissory Note Payable

As of June 30, 2026 and December 31, 2025, the outstanding principal on the note payable to the sellers of Bailey 44, LLC was $3,500,000. The note bears interest at 12% per annum, payable quarterly. Interest expense was $105,000 and $210,000 for the three and six months ended June 30, 2026, respectively. Accrued and unpaid interest was $3,019,888 as of June 30, 2026, recorded separately as accrued interest payable on the condensed consolidated balance sheet. The note matured on December 8, 2025 and remains outstanding. The Company has not received a notice of acceleration from the holders.

The note matured on December 8, 2025. As of June 30, 2026, the note has not been repaid and is in technical default. The Company is currently in discussions with the lender regarding repayment, extension, or refinancing of the obligation. Management has not identified any cross-default provisions in other material agreements that would be triggered by this default. This default has been considered in the Company’s going concern assessment.

As of June 30, 2026, the note remains outstanding and unpaid. The Company continues to accrue interest at the contractual rate of 12% per annum. No formal acceleration notice has been received from the lender as of the date these financial statements were available to be issued.

1800 Diagonal Lending Promissory Note

On June 9, 2026, the Company issued a promissory note to 1800 Diagonal Lending LLC in the principal amount of $238,050, comprising a purchase price of $207,000 and an original issue discount of $31,050. After fees withheld from funding of $7,000, the Company received cash proceeds of $200,000. A one-time interest charge of 12% of principal, or $28,566, was applied on the issue date, and the total amount repayable of $266,616 is due in nine monthly installments of $29,624 commencing July 15, 2026, with a final installment due March 15, 2027. Amounts not paid when due bear interest at 22% per annum, and upon an event of default the Company becomes obligated for 150% of outstanding principal, accrued interest and default interest. The Company may prepay at any time without penalty and is required to repay the note within five business days of the closing of its next public offering of securities. The note is recorded net of the discount and the bifurcated conversion feature described below, and interest is recognized using the effective interest method at an effective rate of approximately 99% per annum. The carrying value of the note was $172,433 at June 30, 2026, comprising an outstanding principal balance of $238,050 less unamortized original issue discount, fees and the bifurcated conversion feature aggregating $65,617. Interest of $11,990 was recognized during the period under the effective interest method and is reflected in the carrying value; no interest was separately accrued at June 30, 2026.

At any time following an event of default, the holder may convert the outstanding balance of the note into common stock at a conversion price equal to 61% of the lowest trading price of the common stock during the ten trading days preceding the conversion date, representing a 39% discount. The Company determined that the conversion feature is not clearly and closely related to the debt host, meets the definition of a derivative, and does not qualify for the scope exception for contracts indexed to an entity’s own equity, because the number of shares issuable varies inversely with the trading price and is subject to no floor price. The beneficial ownership limitation and the exchange cap restrict but do not fix the number of shares deliverable. The feature is exercisable only following an event of default, which does not preclude separation, and no event of default had occurred as of June 30, 2026. The feature has accordingly been separated from the debt host and is accounted for as a derivative liability measured at fair value, with changes in fair value recognized in earnings.

The derivative liability was measured using a Monte Carlo simulation reflecting the ten-trading-day lookback in the conversion price, applied to the unpaid balance of the note at each scheduled payment date, using a common stock price of $30.12, expected volatility of 208.94% and a risk-free rate of 3.61%. The resulting fair value is weighted for the probability that an event of default occurs, which management estimated at 25%. The fair value of the derivative liability was $39,557 at June 30, 2026 and is presented within accrued expenses and other liabilities on the condensed consolidated balance sheet. The measurement is classified within Level 3 of the fair value hierarchy because the probability of default is an unobservable input. No change in fair value was recognized between the issue date and June 30, 2026.

RallyTown Secured Payment Obligation

The Company’s make-whole obligations to RallyTown, LLC and AAA Tuscaloosa, LLC arose under the collegiate marketing arrangements described in Note 4 and were previously liability-classified share-based payment awards measured at fair value under ASC 718 (see Note 8). Under the Setoff and Reimbursement Agreement dated March 30, 2026, the amount payable became fixed by formula: $12.0 million, less the net cash proceeds realized by the counterparty on sales of the shares issued to it, less the market value of the shares it continues to hold. Because the obligation ceased to vary with the Company’s stock price and became a fixed monetary obligation determinable under a contract in force at the balance sheet date, the share-based payment liability was derecognized and the obligation is recognized as a note payable at June 30, 2026. The share-based payment liability immediately before derecognition was $10,893,890, net of a $70,000 payment applied during the quarter; the obligation was remeasured to the settlement amount of $11,249,786, and the resulting loss of $355,896 was recognized within change in fair value of share-based payment liability. No separate gain or loss arose on reclassification, because the note payable was recognized at the amount at which the obligation was settled upon.

On July 16, 2026, subsequent to the balance sheet date, the Company and RallyTown entered into a Secured Payment and Security Agreement establishing the terms of payment. Under ASC 855-10-25-1, that agreement provides additional evidence about conditions that existed at the balance sheet date — the amount of the obligation determined under the Setoff and Reimbursement Agreement — and is therefore a recognized subsequent event reflected in the June 30, 2026 measurement above. On the Calculation Date of July 16, 2026, the $1,750,000 Holdback Amount funded by the Company was applied against the obligation and, together with $221,000 of additional program cost, was settled by a payment of $1,971,000 made on July 23, 2026, leaving acknowledged arrears of $9,278,785.

The remaining obligation bears interest at 10% per annum from July 16, 2026 and is payable in monthly installments of $400,000 commencing August 1, 2026 through expected maturity in September 2028. It is secured by a first-priority security interest in the Company’s Avo-brand program revenues, related accounts and contract rights, inventory and equipment relating to the program, and the intellectual property and goodwill associated with the Avo brand, in each case subject to pre-existing senior liens, and the Company is required to establish a controlled deposit account into which program revenues are swept. Upon an event of default, the counterparty may require the Company to issue shares of common stock in partial satisfaction of the obligation, valued at 85% of the volume-weighted average price of the common stock over the ten trading days preceding issuance (see Note 16).

At June 30, 2026, $6,371,000 of the obligation is classified as current and $4,878,786 as non-current. The current portion comprises the $1,971,000 paid on July 23, 2026 and the eleven monthly installments of $400,000 falling due in the twelve months ending June 30, 2027, aggregating $4,400,000. The installments are applied entirely to principal; interest at 10% per annum is payable in addition to the monthly installments. Maturities, by fiscal year, are as follows:

Amount
2026	$3,971,000
2027	4,800,000
2028	2,478,786
Total	$11,249,786

DIGITAL BRANDS GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

NOTE 8: SHARE-BASED PAYMENT LIABILITY

The Company’s collegiate apparel agreements (AAA Tuscaloosa, RallyTown (formerly Traffic Holdco), Grove Collective, Buffalo Sports / Learfield, Athlete Capital Sports, Learfield College and The Battle’s End – see Note 4) include make-whole provisions under which the Company is required to deliver a guaranteed aggregate dollar value through a variable number of common shares. Because the number of shares required for settlement varies based on the Company’s stock price, these arrangements are classified as liability-classified share-based payment awards under ASC 718. At inception, the Company measures the liability at fair value using a Monte Carlo simulation model, with a corresponding prepaid marketing asset recognized. The liability is remeasured at fair value at each subsequent reporting date, with changes recognized in earnings. The prepaid marketing asset is amortized on a straight-line basis over the contractual service period. See Note 4 for prepaid marketing balances.

The share-based payment liability is classified within Level 3 of the fair value hierarchy under ASC 820, consistent with the Company’s accounting policy described in Note 3, because expected volatility — a significant input to the Monte Carlo simulation — is estimated from the Company’s own historical share prices and is unobservable. The other primary inputs are the Company’s common stock price, the guaranteed value per share under each arrangement, the risk-free rate for the corresponding term and the remaining measurement period. The derivative liability arising from the conversion feature embedded in the 1800 Diagonal Lending promissory note is also classified within Level 3, because its fair value reflects an unobservable input in the form of the probability that an event of default occurs. See Note 7.

The following summarizes the composition of the share-based payment liability as of June 30, 2026 and, for positions measured using the Monte Carlo simulation model, the assumptions used at remeasurement as of that date:

Amount
The Grove	$2,687,999
Athlete Capital Sports	2,508,035
Learfield (Vanderbilt)	826,218
Total share-based payment liability	$6,022,252

RallyTown and AAA Tuscaloosa — Setoff and Reimbursement Agreement

The Company’s make-whole obligations to RallyTown, LLC (formerly Traffic Holdco, LLC) and AAA Tuscaloosa, LLC are determined under a Setoff and Reimbursement Agreement dated March 30, 2026. That agreement fixes the amount payable by formula: $12.0 million, less the market value of the shares held by the counterparty at the calculation date, less net cash proceeds received by it on sales of shares. The combined obligation, measured on that basis, was $11,249,786 at June 30, 2026, before the $1,971,000 payment made on July 23, 2026, which had not occurred at the balance sheet date. The carrying value before remeasurement was $10,893,890, net of a $70,000 payment applied during the quarter, and the resulting increase of $355,896 was recognized in change in fair value of share-based payment liability. The Secured Payment and Security Agreement executed on July 16, 2026 reports the result of the calculation prescribed by the March 30, 2026 agreement, a contract in force at the balance sheet date, in respect of an obligation outstanding at that date. Under ASC 855-10-25-1, it provides additional evidence about conditions that existed at the balance sheet date and is a recognized subsequent event reflected in the June 30, 2026 measurement. Because the obligation is now settleable in a fixed monetary amount that does not vary with the Company’s share price, it no longer meets the definition of a share-based payment liability under ASC 718 and is presented within notes payable at June 30, 2026, classified between current and non-current as described in Note 7. The Company’s remaining make-whole obligations continue to be measured using a Monte Carlo simulation model.

At Remeasurement (June 30, 2026)

	Stock Price	Strike Price	Term (Yrs)	Volatility	Risk-Free Rate	Total Fair Value
The Grove	30.12	311.60	0.70	208.9%	3.61%	2,687,999
Athlete Capital Sports	30.12	127.60	0.95	208.9%	3.61%	2,508,035
Learfield (Vanderbilt)	30.12	297.60	0.38	208.9%	3.61%	826,218

Share counts, per-share amounts and strike prices are stated on a post-split basis.

The fair value of share based payment liability for Buffalo Sports/Learfield agreement is $0 as of June 30, 2026.

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

DIGITAL BRANDS GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

The following is a summary of activity of the share-based payment liability for the six months ended June 30, 2026:

	Fair Value Measurements as of June 30, 2026 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Share based payment liability	$-	$-	$6,022,252	$6,022,252
Derivative liability — 1800 Diagonal conversion feature	-	-	39,557	39,557
Total	$-	$-	$6,061,809	$6,061,809

	Fair Value Measurements as of December 31, 2025 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Share based payment liability	$-	$-	$9,405,699	$9,405,699
Total	$-	$-	$9,405,699	$9,405,699

Level 3 Rollforward — Share-Based Payment Liability

Share-Based Payment
Liability
Balance, December 31, 2025	$9,405,699
Initial recognition — make-whole provisions	3,108,758
Change in fair value	5,641,847
Reclassification to equity — Buffalo/Learfield	(814,266)
Payment applied — RallyTown (Setoff and Reimbursement Agreement)	(70,000)
Reclassification to notes payable — RallyTown and AAA Tuscaloosa	(11,249,786)
Balance, June 30, 2026	$6,022,252

There were no transfers between levels during the six months ended June 30, 2026.

NOTE 9: STOCKHOLDERS’ EQUITY

Amendments to Certificate of Incorporation and Reincorporation

On August 21, 2023, the Board of Directors approved a 1-for-25 reverse stock split, effective August 22, 2023. On December 11, 2024, the Board approved a 1-for-50 reverse stock split, effective December 11, 2024. On July 15, 2026, the Board of Directors approved a 1-for-40 reverse stock split, which became effective on July 24, 2026. All share and per-share amounts for all periods presented have been retroactively adjusted to reflect all reverse stock splits. See Note 3.

Effective December 29, 2025, the Company reincorporated from the State of Delaware to the State of Nevada pursuant to a plan of conversion approved by the Board of Directors. The reincorporation did not affect the Company’s authorized capital structure, par values, or outstanding equity.

Common Stock

As of June 30, 2026, the Company had 1,000,000,000 shares of common stock, $0.0001 par value per share, authorized. Effective July 24, 2026, authorized common stock was reduced to 25,000,000 shares in connection with the reverse stock split (see Note 16).

Common stockholders have voting rights of one vote per share. The voting, dividend, and liquidation rights of the holders of common stock are subject to and qualified by the rights, powers, and preferences of preferred stockholders.

2026 Transactions

During the three months ended June 30, 2026, the Company issued 14,608 shares of common stock upon the exercise of pre-funded warrants previously issued in connection with a January 2025 marketing services agreement, for exercise proceeds of $5,843. During the six months ended June 30, 2026, the Company issued 46,497 shares upon the exercise of those warrants, for aggregate exercise proceeds of $18,599.

During the six months ended June 30, 2026, holders converted 1,250 shares of Series D Preferred Stock, with an aggregate stated value of $1,437,501, into 14,082 shares of the Company’s common stock.

During the six months ended June 30, 2026, the Company issued 203,613 shares of common stock upon the exercise of common stock purchase warrants originally issued in connection with the February 2025 Offering — of which 91,998 shares related to April and May 2026 exercises for which proceeds had been received and classified as common stock to be issued at March 31, 2026 — including 59,149 shares issued pursuant to warrant exchange agreements entered into on February 16, 2026. Aggregate exercise proceeds of the warrants exercised during the six months were approximately $5.4 million. No such warrants were exercised during the three months ended June 30, 2026.

During the three months ended June 30, 2026, the Company issued 91,998 shares of common stock related to warrant exercises at $26.40 per share for which the cash proceeds of $2,428,737 had been previously recorded within common stock to be issued, and accordingly reclassified the corresponding balances to common stock and additional paid-in capital within stockholders’ equity.

During the three months ended June 30, 2026, the Company issued 23,511 shares of common stock to Athlete Capital Sports and 3,788 shares of common stock to Learfield College and Crimson Tide Sports Marketing in settlement of stock payable, at an aggregate value of $4,262,000. Of the $1,262,000 value of the Learfield and Crimson Tide shares, $337,000 relieved amounts previously recorded in stock payable and $925,000, representing equity consideration for the full contract term of the Learfield College (Vanderbilt) agreement, was credited to additional paid-in capital.

During the three months ended June 30, 2026, the Company also issued 36,335 shares of common stock under its at-the-market sales agreement for net proceeds of $1,677,052.

DIGITAL BRANDS GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

Stock Payable

As of June 30, 2026, stock payable of $2,463,835 represents amounts received or committed in connection with common stock issuances for which the underlying shares had not yet been issued as of the reporting date. The balance primarily relates to obligations to issue shares under certain marketing agreements and to cash-funded warrant exercises for which the related shares of common stock had not yet been issued.

During the six months ended June 30, 2026, the Company issued shares in settlement of obligations under the Athlete Capital Sports, Learfield College and Crimson Tide Sports Marketing agreements for which the corresponding balances had been previously recorded within stock payable, and accordingly reclassified those balances from stock payable to common stock and additional paid-in capital within stockholders’ equity.

The balance at June 30, 2026 includes $1,406,811 related to cash-funded warrant exercises by a former holder and affiliated entities for which the underlying shares have not been issued and which are subject to litigation that has not commenced; these amounts are presented within stock payable rather than additional paid-in capital for that reason; see Note 13.

No balance remained within common stock to be issued at June 30, 2026.

The stock payable balance also includes obligations to issue shares under certain marketing and consulting agreements, including $1,050,000 relating to the Florida State University (The Battle’s End) agreement entered into during the three months ended June 30, 2026, for which corresponding prepaid marketing and consulting assets were recognized. Upon issuance of the related shares of common stock, the associated balances will be reclassified from stock payable to stockholders’ equity.

Series A Convertible Preferred Stock

On September 29, 2022, the Company designated up to 6,800 shares of Series A Convertible Preferred Stock, par value $0.0001, with a stated value of $1,000 per share. Each share of Series A Preferred Stock is convertible at the holder’s option into a number of shares of common stock determined by dividing the stated value ($1,000) by the conversion price of $465,000, as adjusted for reverse stock splits (originally $9.30, the closing price on September 29, 2022). Series A holders are entitled to vote with the holders of common stock on an as-converted basis. Series A Preferred Stock ranks senior to common stock and junior to Senior Securities as to dividends and liquidation.

As of June 30, 2026 and December 31, 2025, there were 6,300 shares of Series A Convertible Preferred Stock issued and outstanding, with an aggregate liquidation preference of $6,300,000.

Series C Convertible Preferred Stock

On June 21, 2023, the Company issued 5,761 shares of Series C Convertible Preferred Stock, par value $0.0001, with a stated value of $1,000 per share, to the Sundry sellers in exchange for cancellation of promissory notes issued in December 2022. Each share of Series C Preferred Stock is convertible at the holder’s option into common stock at a conversion price of $35,850 per share, as adjusted for reverse stock splits (originally determined as the lower of the closing price on June 20, 2023 and the five-day average preceding the issuance date). The Company may redeem all or any portion of the outstanding Series C shares at 112% of the then-current stated value at any time after June 21, 2023, provided an effective registration statement is in place. Series C holders are entitled to vote with common stockholders on an as-converted basis. Series C ranks pari passu with Series A and senior to common stock.

As of June 30, 2026 and December 31, 2025, there were 1,344 shares of Series C Convertible Preferred Stock issued and outstanding, with an aggregate liquidation preference of $1,344,000.

DIGITAL BRANDS GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

Series D Convertible Preferred Stock

2026 Transactions

During the six months ended June 30, 2026, holders converted 1,250 shares of Series D Preferred Stock into 14,082 shares of common stock.

As of June 30, 2026, there were 14,656 shares of Series D Convertible Preferred Stock issued and outstanding.

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

Liquidation Preference: Series D ranks senior to common stock and Junior Securities, pari passu with Series A and Series C, and junior to Senior Securities. Upon liquidation, each Series D holder is entitled to receive the greater of: (i) the stated value plus accrued dividends, or (ii) the amount such holder would receive if Series D were converted to common stock immediately prior to such liquidation. As of June 30, 2026, the aggregate liquidation preference of the Series D Preferred Stock was approximately $14,656,250.

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

The beneficial conversion feature (“BCF”) guidance under ASC 470-20 was superseded by ASU 2020-06, which the Company has adopted. Accordingly, no BCF was recognized at issuance.

Liquidation Preferences

As of June 30, 2026, the aggregate liquidation preferences of the Company’s preferred stock were as follows:

Series	Liquidation Preference
Series A Convertible Preferred Stock	$6,300,000
Series C Convertible Preferred Stock	1,344,000
Series D Convertible Preferred Stock	14,656,250
Total	$22,300,250

NOTE 10: WARRANTS AND STOCK OPTIONS

Common Stock Warrants

A summary of common stock warrant activity for the six months ended June 30, 2026 is as follows:

		Weighted Average
	Shares	Exercise Price
Outstanding, December 31, 2025	$266,655	0.87
Granted	240,851	26.40
Exercised	(73,757)	21.54
Expired	(240,851)	26.40
Outstanding, June 30, 2026	$192,898	1.17
Exercisable, June 30, 2026	192,898	1.17

DIGITAL BRANDS GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

Warrant Transactions

MavDB Consulting LLC Pre-Funded Warrants

During the six months ended June 30, 2026, holders exercised pre-funded warrants resulting in the issuance of 46,497 shares of common stock. The rollforward above presents warrants outstanding per the Company’s warrant records, which are reconciled to the transfer agent’s registration statement reserves; share issuances described in Note 9 include settlements of exercises effected, and of proceeds received, in prior periods.

February 2025 Offering Warrants

During the six months ended June 30, 2026, holders exercised 203,613 common stock purchase warrants — of which 91,998 were exercised in April and May 2026 with proceeds received prior to March 31, 2026 — at an exercise price of $26.40 per share, including 59,149 warrants exercised pursuant to exchange agreements entered into on February 16, 2026.

In June 2026, an aggregate of 240,851 common stock purchase warrants issued in connection with the February 2026 warrant inducement, which were previously unexercised, expired unexercised. In addition, on June 15, 2026, the Company placed a hold on 179,690 pre-funded warrants issued in connection with the February 2025 Offering, pending their expected cancellation; the warrants remain outstanding on the transfer agent’s records and the outcome of the related dispute has not been determined (see Note 13).

On February 16, 2026, the Company entered into warrant inducement agreements with certain existing holders of common stock purchase warrants previously issued in connection with the Company’s February 2025 financing. Pursuant to the agreements, the holders exercised an aggregate of 59,149 existing warrants at an exercise price of $26.40 per share. In consideration for such exercises, the Company agreed to issue 240,851 modified common stock purchase warrants with substantially similar terms to the original warrants, except that the expiration date was extended to June 17, 2026. To the extent a holder would have exceeded applicable beneficial ownership limitations, pre-funded warrants were issued in lieu of common stock purchase warrants.

The Company evaluated the transaction in accordance with the accounting guidance applicable to modifications and inducements of freestanding equity-classified warrants. The Company concluded that the modified warrants substantially represent a continuation and extension of the existing warrants rather than the issuance of entirely new freestanding instruments, as the exercise price and underlying economics remained substantially unchanged and the primary modification related to the extension of the contractual term. The Company further evaluated the accounting impact of the transaction, including the shares issued upon exercise, cash proceeds received, and the modification of the warrant terms. Based on such evaluation, the Company concluded that any accounting impact associated with the warrant modification represents an equity-classified financing-related adjustment within additional paid-in capital and therefore did not result in recognition of an operating expense in the accompanying condensed consolidated financial statements for the three months ended June 30, 2026

Stock Options

As of June 30, 2026 and December 31, 2025, the Company had 1 stock option outstanding with a weighted average exercise price of $18,100,000 per share, in each case on a post-split basis reflecting the reverse stock split effected July 24, 2026. All outstanding options are exercisable. No options were granted, exercised, or forfeited during the three or six months ended June 30, 2026 or 2025.

There was no stock-based compensation expense for the three or six months ended June 30, 2026 or 2025. There is no unrecognized compensation cost related to outstanding stock options as of June 30, 2026.

The 2020 Omnibus Incentive Stock Plan (the “2020 Plan”) authorizes an aggregate of 1 share of common stock for awards on a post-split basis. As of June 30, 2026, grants covering that share have been made and no shares remain available for future issuance under the 2020 Plan.

DIGITAL BRANDS GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

NOTE 11: RELATED PARTY TRANSACTIONS

As of both June 30, 2026 and December 31, 2025, amounts due to related parties was $370,921 and $370,921, respectively. The advances are unsecured, non-interest bearing and due on demand. Amounts due to related parties consist of amounts due to current and former executives, and a board member.

As of both June 30, 2026 and December 31, 2025, due to related parties includes $87,222 in advances from Mark Lynn, a director and former officer of the company, and accrued salary and expense reimbursements of $134,699 to current officers of the company.

In October 2022, the Company received advances from a director, Trevor Pettennude, totaling $325,000. The advances are unsecured, non-interest bearing and due on demand. As of both June 30, 2026 and December 31, 2025, $149,000 and $149,000, respectively, was outstanding.

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

The following is a summary of operating lease assets and liabilities:

June 30,
2026
Assets
ROU operating lease assets	$4,020,173

Liabilities
Current portion of operating lease	160,184
Non-current portion of lease liability	4,135,169
Total operating lease liabilities	$4,295,353

June 30,
2026
Weighted average remaining lease term (years)	7.0
Weighted average discount rate	10.0%

June 30,
2026
Future minimum payments	$6,112,711
Less imputed interest	(1,817,358)
Total lease obligations	$4,295,353

DIGITAL BRANDS GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

NOTE 13: CONTINGENCIES

Marketing Agreement Commitments

The Company has entered into multi-year marketing and sponsorship agreements with AAA Tuscaloosa, LLC, RallyTown, LLC (formerly Traffic Holdco, LLC), The Grove Collective, LLC, Athlete Capital Sports LLC and Learfield, each of which includes equity and, in some cases, cash commitments over three-year terms. Certain of these agreements include make-whole provisions under which the Company may be required to issue additional shares or cash if the fair value of shares delivered falls below the guaranteed commitment during the protection period. These arrangements are accounted for as liability-classified share-based payment awards; the related liabilities are measured at fair value at each reporting date using Monte Carlo simulation models. See Note 4 for the prepaid marketing balances and Note 8 for the fair value of those liabilities as of June 30, 2026.

Legal Contingencies

●	In June 2022, a dispute originated due to a contractual arrangement involving alleged unpaid service fees of approximately $28,000, as well as additional disputed amounts, and counterclaims asserted by the Company for damages arising from website-related issues. A default judgment of approximately $28,000 was entered against the Company in January 2025. The Company is currently challenging the judgment and has initiated a new action reasserting its claims.

●	On March 20, 2024, a former temporary worker engaged through a third-party placement agency, who was never an employee of the Company, filed a wrongful termination lawsuit against the Company. The Company disputed this claim, and the matter was settled in February 2026 for $16,000.

●	In June 2021, a vendor filed a lawsuit against Bailey related to a retail store lease in the amount of $1,500,000. The Company is disputing the claim for damages and the matter is ongoing. The vendor has recently updated the claim to now be $450,968 after signing a long-term lease with another brand for this location. The Company is disputing this new amount after review of the lease. In the summer of 2024, Century City Mall, LLC obtained a judgment against Bailey 44, LLC in the amount of approximately $1.4 million, inclusive of both damages for unpaid rent and attorney fees and costs. This amount is included within the liabilities of Bailey 44, LLC in the accompanying condensed consolidated financial statements as of June 30, 2026. In this action, Century City Mall is attempting to hold Digital liable for the judgment against Bailey 44 on the theory that Digital is Bailey 44’s “alter ego.” A bench trial was held in July 2026 and the parties are currently engaged in final briefing. A decision from the court is expected before the end of the year. The Company is unable to weigh in on the likely outcome of the case but will vigorously defend.

●	A model has asserted a claim against Mosbest, LLC seeking $90,000 in waiting time penalties under California law, arising from alleged delays in her receipt of a $3,000 fee for a single day modeling engagement. That case is set for trial in November 2026. The Company is also the plaintiff in an action against a former service provider.

●	The Company is currently in a pending dispute regarding cash-funded and pre-funded warrant exercises with a stockholder and affiliated entities. The underlying shares have not been issued due to the ongoing dispute. The Company is unable to predict the outcome of this matter, and an unfavorable outcome could require the Company to issue the underlying shares, return the amounts received or incur other losses. In addition, certain pre-funded warrants issued in connection with the February 2025 Offering have been placed on hold pending the outcome of this matter, which is not yet determined.

All claims above, to the extent management believes it will be liable, have been included in accounts payable and accrued expenses and other liabilities in the accompanying condensed consolidated balance sheet as of June 30, 2026.

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

NOTE 14: INCOME TAXES

The Company has historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. The Company has used a discrete effective tax rate method to calculate taxes for the fiscal three month periods ended June 30, 2026. The Company determined that since small changes in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate for the fiscal three month period ended June 30, 2026.

The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. The Company assessed the need for a valuation allowance against its net deferred tax assets and determined a full valuation allowance is required due, cumulative losses through June 30, 2026, and no history of generating taxable income.

DIGITAL BRANDS GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$1,208,170	$2,251,379	$2,524,154	$4,123,080
Significant segment expenses:
Cost of net revenues	883,905	1,539,827	2,154,508	2,539,073
General and administrative	2,408,904	1,527,249	4,981,188	3,501,052
Sales and marketing	5,276,497	1,031,594	10,028,752	1,860,382
Distribution	112,070	137,926	252,044	204,350
Impairment of goodwill and intangible assets	-	-	-	-
Other income (expense), net:
Change in fair value of share-based payment liability	(1,770,393)	-	(5,641,847)	-
Interest expense	(120,546)	(127,270)	(244,372)	(262,193)
Other non-operating income (expense)	380,723	(5,375)	403,102	36,198
Income tax benefit (provision)	-	-	-	-
Net loss	$(8,983,422)	$(2,117,862)	$(20,375,455)	$(4,207,772)

(a)	Other segment items consists of change in fair value of contingent consideration, change in credit reserve, and other immaterial items not separately identified as significant segment expenses. Since the Company operates as a single reportable segment, there are no reconciling items between segment totals and consolidated totals.

Total segment assets as of June 30, 2026 and 2025 were $46,674,701 and $27,820,287, respectively, equal to total consolidated assets. All assets are attributable to the Company’s single operating segment.

All revenues and long-lived assets are attributable to operations within the United States. No single customer accounted for more than 10% of net revenues during either period presented

NOTE 16: SUBSEQUENT EVENTS

RallyTown Secured Payment and Security Agreement

On July 16, 2026, the Company and RallyTown, LLC, formerly Traffic Holdco, LLC, entered into a Secured Payment and Security Agreement establishing the terms of payment of the obligation described in Note 7. The obligation is payable in monthly installments of $400,000 commencing August 1, 2026, bears interest at 10% per annum, and is secured by a first-priority security interest in the Company’s Avo-brand program revenues, related accounts and contract rights, inventory and equipment relating to the program, and intellectual property and goodwill associated with the Avo brand, subject to pre-existing senior liens. The agreement requires the Company to establish a controlled deposit account, subject to a deposit account control agreement, into which program revenues are to be swept and applied in a defined order of priority, and restricts the Company from granting further liens on the program collateral or diverting program revenues. Upon the occurrence and during the continuance of an event of default the counterparty may require the Company to issue shares of common stock in partial satisfaction of the secured obligations, valued at 85% of the volume-weighted average price of the common stock over the ten trading days preceding issuance, subject to applicable law, Nasdaq rules and any required stockholder approval. On July 16, 2026, the Holdback Amount of $1,750,000 was applied against the obligation on the Calculation Date and the parties acknowledged arrears of $9,278,785. On July 23, 2026, the Company made a payment of $1,971,000 under the agreement, comprising the Holdback Amount together with $221,000 of additional program cost. See Note 7.

Convertible Note Financing

On July 23, 2026, the Company issued a convertible promissory note to Shakawe Capital LLC in the original principal amount of $3,529,412 for an aggregate subscription amount of $3,000,000, reflecting an original issue discount of $529,412. The proceeds were held in escrow pending disbursement in accordance with joint written instructions delivered by the Company and Aegis Capital Corp. The note does not bear stated interest, matures on January 23, 2027 and is repayable in installments of $1,000,000 on each of October 23, November 23 and December 23, 2026 and $529,412 at maturity. Amounts not paid when due bear interest at 20% per annum, and upon an event of default the Company becomes obligated for 120% of the outstanding principal, accrued interest and other amounts owing. The note ranks senior to the Company’s other indebtedness and equity. At any time during the continuance of an event of default, the holder may convert the outstanding balance into common stock at a conversion price equal to the greater of 90% of the lowest closing price during the five trading days preceding conversion and a floor price of $3.9592 per share on a post-split basis, which floor resets on each six-month anniversary of issuance to the lower of the floor then in effect and 20% of specified recent closing prices, and which becomes zero if the common stock ceases to be listed on the trading market. Conversion is subject to a beneficial ownership limitation of 4.99%, which increases to 9.99% in specified circumstances, and to a cap of 19.99% of the outstanding common stock.

DIGITAL BRANDS GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

Collegiate Sponsorship and Name-Image-Likeness Agreements

Subsequent to June 30, 2026, the Company entered into additional multi-year collegiate sponsorship and name-image-likeness agreements, including agreements with Playfly Sports Properties, LLC and its affiliates relating to Baylor University, the University of Nebraska-Lincoln, the University of Virginia and Auburn University, and agreements relating to North Carolina State University, in each case with terms commencing on or after July 1, 2026. First-contract-year consideration under these agreements aggregates approximately $2.0 million, of which $1.1 million is payable in shares of the Company’s common stock and is subject to make-whole provisions of the type described in Note 8, with the remainder payable in cash. Because the terms of those agreements commence on or after July 1, 2026 and no consideration was due and no shares were deliverable on or before June 30, 2026, no amounts have been recognized in these financial statements in respect of them. In addition, a sponsorship fee of $500,000 for the 2026-2027 contract year became payable in shares of common stock under the Company’s existing agreement relating to Pennsylvania State University. Shares in respect of the 2026-2027 contract year under the Pennsylvania State University, Baylor University and University of Nebraska-Lincoln agreements, aggregating $1,300,000, were deliverable on or about August 1, 2026 and had not been issued as of the date of this report. Shares under the University of Virginia agreement are deliverable on or about September 1, 2026.

Reverse Stock Split

On July 15, 2026 the Board of Directors approved a one-for-forty reverse stock split, which became effective July 24, 2026 following the filing of a Certificate of Change with the State of Nevada on July 20, 2026. Authorized common stock was reduced from 1,000,000,000 to 25,000,000 shares. All share and per-share amounts in these financial statements have been retroactively adjusted. See Note 1.

Amendment to Series D Certificate of Designations and Lock-Up Agreement

On July 17, 2026 the Company filed an amendment to the certificate of designations of its Series D Convertible Preferred Stock with the State of Nevada, revising the definition of Floor Price to 20% of the lower of the closing price on the preceding trading day and the average closing price over the preceding five trading days. As an inducement for the amendment, the majority holder of the Series D Preferred Stock entered into a Lock-Up and Leak-Out Agreement imposing a restricted period of 180 days, during which sales are limited to 3% of the daily trading volume of the common stock, subject to waiver by the Company. The Company is determining the impact of the amendment to the classification and carrying value of the Series D Preferred Stock.

Equity Line of Credit

On July 23, 2026, the Company entered into a purchase agreement providing for an equity line of credit of up to $100 million through July 2029. Shares issued under the facility are priced at 95% of the applicable lowest volume-weighted average price or traded price, and issuances are subject to a beneficial ownership limitation of 4.99%. A commitment fee of 1% is payable in shares of common stock, and on July 23, 2026 the Company issued 1,207,219 shares of common stock, or 30,180 shares on a post-split basis, in satisfaction of that fee. Aegis Capital Corp. acted as placement agent in respect of the facility and the convertible note described above for commissions of 3%. Under a related registration rights agreement the Company is required to file a registration statement covering 200% of the shares issuable under the note together with the shares issuable under the equity line within 15 days of closing, and to cause it to become effective within 75 days.

At-the-Market Offering

Subsequent to June 30, 2026 and through August 17, 2026, the Company sold 113,171 shares of common stock, on a post-split basis, through its sales agent under the at-the-market offering program established pursuant to the Company’s registration statement on Form S-3, for gross proceeds of $1,897,843 and net proceeds of $1,859,849 after sales agent commissions of 2%, in each case per the sales agent’s account statements and the transfer agent’s records.

Conversions of Series D Convertible Preferred Stock

Between July 20, 2026 and August 17, 2026, holders converted an aggregate of 2,100 shares of Series D Convertible Preferred Stock, having an aggregate stated value of $2,415,000, into 222,061 shares of common stock on a post-split basis, at conversion prices ranging from $9.608 to $14.368 per share. Following these conversions, 12,556 shares of Series D Convertible Preferred Stock remained outstanding.

Appointment of Director

On July 14, 2026 the Board of Directors appointed David Sosnowski as an independent director under a board agreement with an initial term of one year, renewable annually. Mr. Sosnowski is entitled to an annual cash retainer of $100,000 payable quarterly commencing July 31, 2026, together with options to purchase 500 shares of common stock, on a post-split basis, at an exercise price of $200.00 per share, vesting 25% quarterly from the date of grant and expiring five years from grant.

Management has evaluated subsequent events through the date these unaudited condensed consolidated financial statements were issued and has determined that, other than as described above, no events have occurred that would require recognition or disclosure in these financial statements.

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

Substantial Indebtedness

As of June 30, 2026, we had an aggregate principal amount of debt outstanding of approximately $17.4 million, including $11.2 million payable under our secured payment obligation to RallyTown, LLC. We believe this amount of indebtedness may limit our ability to obtain additional financing on acceptable terms, requires us to dedicate a portion of any cash flow from operations to debt service, and may restrict our flexibility in planning for changes in our business. In addition, subsequent to June 30, 2026 we issued a convertible promissory note in the principal amount of $3.5 million for gross proceeds of $3.0 million.

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

Recent Developments

During the six months ended June 30, 2026, the Company continued to expand its collegiate apparel, marketing and name-image-likeness platform, entering into agreements covering additional universities and issuing common stock as consideration under several of those arrangements.

Effective January 26, 2026, the Company entered into a Marketing and Sponsorship Agreement with Learfield College, LLC relating to Vanderbilt University, providing for equity consideration of $925,000 over four contract years through June 30, 2029, together with cash and trade consideration. In May 2026 the Company issued 3,108 shares of common stock in satisfaction of the equity consideration.

Effective March 12, 2026, the Company entered into a consulting agreement with Athlete Capital Sports LLC, and in May 2026 issued 23,511 shares of common stock in settlement of the related stock payable. On May 1, 2026 the Company entered into an Exclusive Private Label Manufacturing Agreement with The Battle’s End, LLC, the marketing agent for Florida State University athletics, with stock consideration of $1,050,000.

During the six months ended June 30, 2026, holders exercised pre-funded warrants resulting in the issuance of 46,497 shares of common stock and exercised 203,613 common stock purchase warrants issued in connection with the February 2025 offering. On June 15, 2026 the Company placed a hold on 179,690 pre-funded warrants pending their expected cancellation, and on June 17, 2026 240,851 warrants issued under the February 2026 inducement expired unexercised.

During the six months ended June 30, 2026, holders converted 1,250 shares of Series D Preferred Stock into 14,082 shares of common stock. In June 2026 the Company sold 36,335 shares under its at-the-market program for net proceeds of $1,677,052, and issued a promissory note to 1800 Diagonal Lending LLC in the principal amount of $238,050 for cash proceeds of $200,000.

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

Our Financial Position

For the three months ended June 30, 2026 and 2025, we generated net revenues of $1.2 million and $2.3 million, respectively, and reported net losses of $9.0 million and $2.1 million, respectively. For the six months ended June 30, 2026 and 2025, we generated net revenues of $2.5 million and $4.1 million, respectively, and reported net losses of $20.4 million and $4.2 million, respectively.

Results of Operations

Three and Six Months Ended June 30, 2026 compared to Three and Six Months Ended June 30, 2025.

The following table presents our results of operations for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net revenues	$1,208,170	$2,251,379	$2,524,154	$4,123,080
Cost of net revenues	883,905	1,539,827	2,154,508	2,539,073
Gross profit	324,265	711,552	369,646	1,584,007
General and administrative	2,408,904	1,527,249	4,981,188	3,501,052
Sales and marketing	5,276,497	1,031,594	10,028,752	1,860,382
Other operating expenses	112,070	137,926	252,044	204,350
Operating loss	(7,473,206)	(1,985,217)	(14,892,338)	(3,981,777)
Other expenses	(1,510,216)	(132,645)	(5,483,117)	(225,995)
Loss before provision for income taxes	(8,983,422)	(2,117,862)	(20,375,455)	(4,207,772)
Provision for income taxes	-	-	-	-
Net loss from continuing operations	(8,983,422)	(2,117,862)	(20,375,455)	(4,207,772)
Loss from discontinued operations	-	-	-	-
Net loss	$(8,983,422)	$(2,117,862)	$(20,375,455)	$(4,207,772)

Net Revenues

Net revenues decreased by $1.1 million to $1.2 million for the three months ended June 30, 2026, compared to $2.3 million in the corresponding period of 2025, and decreased by $1.6 million to $2.5 million for the six months ended June 30, 2026, compared to $4.1 million in the corresponding period of 2025. The decrease was driven primarily by lower wholesale shipments across the Company’s brands.

The Company expects wholesale revenue to benefit in the remainder of 2026 from its collegiate apparel programs, including the college bookstore distribution arrangement announced in July 2026, and has issued revenue guidance for the third quarter of 2026 of $8.5 million to $11.0 million.

Gross Profit

Our gross profit decreased by $0.4 million to $324,265 for the three months ended June 30, 2026, from $711,552 for the corresponding period in 2025, and decreased by $1.2 million to $369,646 for the six months ended June 30, 2026, from $1,584,007 for the corresponding period in 2025.

Our gross margin was approximately 27% for the three months ended June 30, 2026, compared to 32% for the three months ended June 30, 2025, and 15% for the six months ended June 30, 2026 compared to 38% for the corresponding period in 2025. The compression reflects lower revenue against fixed costs of production together with a higher proportion of off-price wholesale shipments.

The Company expects gross margins to expand as revenues increase and leverage fixed costs, with a higher mix of e-commerce and collegiate revenue, which carry higher gross margins than off-price wholesale.

Operating Expenses

Operating expenses totaled $7.8 million for the three months ended June 30, 2026, compared to $2.7 million for the corresponding period in 2025, and $15.3 million for the six months ended June 30, 2026 compared to $5.6 million for the corresponding period in 2025. The increase is attributable principally to amortization of prepaid marketing arising from the Company’s collegiate apparel and name-image-likeness agreements, which is recorded within sales and marketing expenses and totaled $2.8 million and $5.3 million for the three and six months ended June 30, 2026, respectively, together with the impairment of the remaining MavDB Consulting prepaid balance of $764,424 recognized in the second quarter.

Other Expense

Other expense was $1.5 million for the three months ended June 30, 2026, compared to $0.1 million for the three months ended June 30, 2025. For the six months ended June 30, 2026 other expense was $5.5 million, compared to $0.2 million for the corresponding period in 2025. The movement is driven principally by changes in the fair value of the Company’s share-based payment liabilities, which produced a charge of $1.8 million in the second quarter and a charge of $5.6 million for the six-month period.

Net Loss

Our net loss was $9.0 million for the three months ended June 30, 2026, compared to a net loss of $2.1 million for the three months ended June 30, 2025, and $20.4 million for the six months ended June 30, 2026, compared to $4.2 million for the corresponding period in 2025.

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

The Company requires significant capital to meet its obligations as they become due. Management believes its existing cash resources and planned operations — including revenues expected from its collegiate apparel program and continued cost reduction measures — together with sales of equity securities under the Company’s at-the-market facility and equity line of credit, may not be sufficient to fund operations for at least twelve months from the date of issuance of these financial statements, and substantial doubt exists about the Company’s ability to continue as a going concern. These plans depend in part on factors that are not within the Company’s control, including equity market conditions; see Note 2 to the condensed consolidated financial statements. The Company may also pursue additional equity or debt financings as needed. There can be no assurance as to the availability or terms upon which such financing might be available. The Bailey sellers’ promissory note of $3,500,000 matured on December 8, 2025 and remains in default; management is in active discussions with the lender regarding repayment or extension.

Cash Flow Activities

The following table presents selected captions from our condensed consolidated statements of cash flows for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025
Net loss	$(20,375,455)	$(4,207,772)
Non-cash adjustments	6,086,226	861,253
Change in operating assets and liabilities	3,986,272	(2,737,756)
Net cash used in operating activities	(10,302,957)	(6,084,275)
Net cash used in investing activities	(223,644)	-
Net cash provided by financing activities	4,233,763	6,462,422
Net change in cash	$(6,292,838)	$378,147

Cash Flows Used In Operating Activities

Our cash used in operating activities was $10.3 million for the six months ended June 30, 2026, compared to $4.5 million for the corresponding period in 2025. The increase reflects the higher operating loss for the period, partly offset by non-cash charges for amortization of prepaid marketing, the impairment of the MavDB prepaid balance and changes in the fair value of share-based payment liabilities.

Cash Flows Used in Investing Activities

Net cash used in investing activities was approximately $0.2 million for the six months ended June 30, 2026, compared to nil for the corresponding period in 2025, and related to purchases of property and equipment.

Cash Flows Provided by Financing Activities

Cash provided by financing activities was $4.2 million for the six months ended June 30, 2026, compared to $6.6 million for the corresponding period in 2025, and comprised proceeds from warrant exercises, net proceeds of $1,677,052 from sales under the at-the-market program and $200,000 from the issuance of a promissory note, partly offset by repayments of merchant advances and other borrowings and a $70,000 payment applied to the RallyTown secured payment obligation.

Contractual Obligations and Commitments

As of June 30, 2026, we had $17.4 million in outstanding principal on debt, consisting principally of our secured payment obligation to RallyTown, LLC of $11.2 million, our promissory note due to the Bailey sellers of $3.5 million, a U.S. Small Business Administration loan, a Paycheck Protection Program note, merchant cash advances and the 1800 Diagonal Lending note. The RallyTown obligation is payable in monthly installments of $400,000 commencing August 1, 2026 and bears interest at 10% per annum. We also have operating lease obligations in respect of our Round Rock, Texas facility with future minimum payments of $6.1 million.

Off-Balance Sheet Arrangements and Future Commitment

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of our condensed consolidated financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, costs and expenses and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions. See Note 3 to the accompanying unaudited condensed consolidated financial statements, which disclosure is incorporated herein by reference.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, who serve as our principal executive officer and principal financial and accounting officer, respectively, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. In making this evaluation, our management considered the material weakness in our internal control over financial reporting described below. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2026.

The material weakness relates to an insufficient complement of qualified accounting personnel and a lack of formalized controls over the financial close and reporting process, including controls over the accounting for and review of complex equity, share-based payment and non-routine transactions. We have initiated various remediation efforts, including the hiring of additional financial personnel/consultants with the appropriate public company and technical accounting expertise and other actions that are more fully described below. As such remediation efforts are still ongoing, we have concluded that the material weaknesses have not been fully remediated. Our remediation efforts to date have included the following:

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

Notwithstanding the material weakness, management believes that the condensed consolidated financial statements included in this report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

Except for the remediation measures described above, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are currently involved in, and may in the future be involved in, legal proceedings, claims, and government investigations in the ordinary course of business. These include proceedings, claims, and investigations relating to commercial and contractual disputes, intellectual property, employment matters, and tax and other regulatory matters.

●	In June 2022, a dispute originated due to a contractual arrangement involving alleged unpaid service fees of approximately $28,000, as well as additional disputed amounts, and counterclaims asserted by the Company for damages arising from website-related issues. A default judgment of approximately $28,000 was entered against the Company in January 2025. The Company is currently challenging the judgment and has initiated a new action reasserting its claims.

●	On March 20, 2024, a former temporary worker engaged through a third-party placement agency, who was never an employee of the Company, filed a wrongful termination lawsuit against the Company. The Company disputed this claim, and the matter was settled in February 2026 for $16,000.

●	In June 2021, a vendor filed a lawsuit against Bailey related to a retail store lease in the amount of $1,500,000. The Company is disputing the claim for damages and the matter is ongoing. The vendor has recently updated the claim to now be $450,968 after signing a long-term lease with another brand for this location. The Company is disputing this new amount after review of the lease. In the summer of 2024, Century City Mall, LLC obtained a judgment against Bailey 44, LLC in the amount of approximately $1.4 million, inclusive of both damages for unpaid rent and attorney fees and costs. This amount is included within the liabilities of Bailey 44, LLC in these accompanying financial statements. In this action, Century City Mall is attempting to hold Digital liable for the judgment against Bailey 44 on the theory that Digital is Bailey 44’s “alter ego.” The case is set for trial on July 21, 2026. The Company is unable to weigh in on the likely outcome of the case but will vigorously defend.

All claims above, to the extent management believes it will be liable, have been included in accounts payable and accrued expenses and other liabilities in the accompanying condensed consolidated balance sheet as of June 30, 2026.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

See Note 9 and Note 16 to the financial statements. During the quarter ended June 30, 2026 the Company issued 23,511 shares of common stock to Athlete Capital Sports LLC, 3,108 shares to Learfield College, LLC and 680 shares to Crimson Tide Sports Marketing, LLC in settlement of amounts recorded within stock payable, and 14,608 shares upon the exercise of pre-funded warrants, in each case on a post-split basis. Subsequent to quarter end the Company issued an unsecured convertible promissory note and entered into an equity line of credit, as described in Note 16.

The above issuances were made pursuant to an exemption from registration pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The promissory note payable to the sellers of Bailey 44, LLC in the principal amount of $3,500,000 matured on December 8, 2025 and remains outstanding. Accrued and unpaid interest on the note was $3,019,888 as of June 30, 2026. The Company has not received a notice of acceleration from the holders. See Note 7.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

(a) On July 15, 2026 the Board of Directors approved a reverse stock split of the Company’s issued and outstanding common stock at a ratio of one-for-forty. A Certificate of Change was filed with the Secretary of State of the State of Nevada on July 20, 2026 and the reverse stock split became effective at 12:01 a.m. Eastern Time on July 24, 2026, at which time the common stock began trading on a post-split basis under a new CUSIP number. The number of authorized shares of common stock was reduced from 1,000,000,000 to 25,000,000 and the par value per share remained unchanged at $0.0001. Proportionate adjustments were made to the exercise prices and the number of shares issuable under the Company’s outstanding warrants and equity awards, and to the conversion factors applicable to the Company’s outstanding preferred stock. No fractional shares were issued. See Note 3 and Note 16.

(b) There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the Company last provided disclosure in response to the requirements of Item 407(c)(3) of Regulation S-K.

(c) During the quarter ended June 30, 2026, no director or officer of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of the Company’s securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

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

DIGITAL BRANDS GROUP, INC.

Date: August 19, 2026	By:	/s/ John Hilburn Davis IV
John Hilburn Davis IV
Chief Executive Officer
(Principal Executive Officer)

Date: August 19, 2026	By:	/s/ Reid Yeoman
Reid Yeoman
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

